Form 10-K405
period 1995-12-31
BREMER FINANCIAL CORPORATION
filed 1996-03-29
CIK 846616

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission file number     0-18342

                          Bremer Financial Corporation
             (Exact name of registrant as specified in its charter)

         Minnesota                                             41-0715583
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

              445 Minnesota Street, Suite 2000, St. Paul, MN 55101
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:          (612) 227-7621

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Class A Common
                                                             Stock, no par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  _X_    No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the $19.83 per share book value of the shares of class A common stock of the Company as of December 31, 1995, the aggregate value of the Company's shares of class A common stock held by employees and directors as of such date was approximately $19 million.

As of March 29, 1996, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.


                          BREMER FINANCIAL CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                      INDEX
                                                                            Page

Documents Incorporated by Reference                                          3
Cross Reference Sheet                                                        4

PART I

Item 1.       Business                                                       5

Item 2.       Properties                                                     7

Item 3.       Legal Proceedings                                              7

Item 4.       Submission of Matters to a Vote of Security Holders            8

PART II

Item 5.       Market for Registrant's Common Equity and
              Related Stockholder Matters                                    8

Item 6.       Selected Financial Data                                       12

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 13

Item 8.       Financial Statements and Supplementary Data                   24

Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                        37

PART III

Item 10 through Item 13.
    See "Documents Incorporated by Reference" (Page 3)                      37

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                           37

Signatures

Index to Exhibits



                       DOCUMENTS INCORPORATED BY REFERENCE


The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:


Parts of Annual Report                                   Documents Incorporated
    on Form 10-K                                              by Reference


Part II

     Item 5.     Market for Registrant's              Reference is made to the portions
                 Common Equity and Related            described herein of the final
                 Stockholder Matters.                 Prospectus of the Company dated April 20,
                                                      1989 filed with the Securities and Exchange
                                                      Commission on April 20, 1989.


Part III

     Item 10.    Directors and                        Reference is made to the Registrant's
                 Executive Officers                   definitive proxy statement
                 of the Registrant.                   ("Proxy Statement"), which will be filed with
                                                      the Securities and Exchange Commission
                                                      ("Commission") within 120 days after
                                                      December 31, 1995.

     Item 11.    Executive Compensation.              Reference is made to the
                                                      Registrant's Proxy Statement.

     Item 12.    Security Ownership of                Reference is made to the
                 Certain Beneficial                   Registrant's Proxy Statement.
                 Owners and Management.

     Item 13.    Certain Relationships                Reference is made to the
                 and Related Transactions.            Registrant's Proxy Statement.


           (The remainder of this page was intentionally left blank.)





                              CROSS REFERENCE SHEET

                            Between Items in Part III
                                of Form 10-K and
                                 Proxy Statement
         Pursuant to Paragraph G-4 of General Instructions to Form 10-K



                                                             Subject Headings
Item Number and Caption                                      In Proxy Statement

Item 10.         Directors and
                 Executive Officers of the
                 Registrant.                                 Election of Directors

Item 11.         Executive Compensation.                     Election of Directors

Item 12.         Security Ownership of
                 Certain Beneficial Owners and
                 Management.                                 Principal Shareholders

Item 13.         Certain Relationships
                 and Related Transactions.                   Election of Directors


           (The remainder of this page was intentionally left blank.)




                                     PART I.

ITEM 1.  BUSINESS.

General

Bremer Financial Corporation (the "Company") is a regional multi-state bank holding company headquartered in St. Paul, Minnesota, and incorporated under Minnesota law on December 7, 1943. As of March 29, 1996, the Company owned at least 95.8% of the total outstanding capital stock of its 14 subsidiary banks (collectively, "Subsidiary Banks"). As a bank holding company, the Company is subject to the federal Bank Holding Company Act of 1956, as amended ("Holding Company Act"), and to regulation and supervision by the Federal Reserve System (including the Board of Governors of the Federal Reserve System). The Subsidiary Banks are located in Minnesota, Wisconsin and North Dakota and have a total of 74 offices throughout these states. The Subsidiary Banks draw most of their deposits from and make substantially all of their loans within the states of Minnesota, Wisconsin and North Dakota and have no foreign loans. At December 31, 1995, the Company and its subsidiaries (including the Subsidiary Banks) had consolidated assets of approximately $2.8 billion and consolidated deposits of approximately $2.2 billion. The Subsidiary Banks ranged in size from $60.7 million to $339.5 million in total assets and from $51.8 million to $277.6 million in total deposits as of December 31, 1995. See the portion of this Form 10-K, Item 1. entitled "Business Developments in 1995."

The Company also owns several financial service subsidiaries. It owns all of the outstanding capital stock of First American Trust Company of Minnesota ("First American Trust"), which provides trust and other fiduciary services to most of the Minnesota Subsidiary Banks' communities; Bremer Financial Services, Inc. ("Bremer Financial"), which provides management and support services to the Company and its subsidiaries; the two First American Insurance Agencies, Inc. (the "Insurance Agencies"), which provide insurance agency services to the Subsidiary Banks' communities; Bremer Investment Services, Inc. ("Bremer Investment"), which provides brokerage and investment advisory services to the Subsidiary Banks; Premium Finance Corporation ("Premium Finance"), which provides commercial insurance premium financing services in Wisconsin; and First American Services, Inc. ("First American Services"), which provides operations and support services to the Subsidiary Banks. The Company also owns a controlling portion of the capital stock of Bremer First American Life Insurance Company, which is engaged in the underwriting and reinsurance of credit life and health insurance sold in conjunction with the extension of credit by the Subsidiary Banks.

The operations of the Insurance Agencies, First American Trust, Bremer First American Life Insurance, Bremer Financial, Bremer Investment, Premium Finance, and First American Services, taken as a whole, are not material to and do not have a significant impact upon the financial condition or operations of the Company.

The Otto Bremer Foundation (the "Foundation") owns 20% of the outstanding shares of the Company's class A common stock and 100% of the outstanding shares of its class B common stock, for a total of 92% of the outstanding shares of the Company's capital stock, consisting only of the class A and class B common stock. Accordingly, the Foundation is, and is subject to regulation as, a bank holding company within the meaning of the Holding Company Act.

Competition

The banking business is highly competitive. As the financial service industry expands, the scope of potential competition for the Subsidiary Banks also expands. The Subsidiary Banks compete with other commercial banks, savings and loan associations, and credit unions for loans and deposits and with money market funds for deposits. Consumer and commercial finance companies, department stores, mortgage banks and insurance companies are also important competitors for various types of loans. Some of these entities and institutions are not subject to the same regulatory restrictions as the Company and the Subsidiary Banks. In addition, competition has intensified as local institutions become part of larger national associations as a result of amendments to interstate banking laws.

Management believes that each Subsidiary Bank will be able to continue to compete successfully in its community. Management further believes that the Company's emphasis on local autonomy and the ability of the Subsidiary Banks to make decisions close to the marketplace, the Subsidiary Banks' community commitment and involvement, and the commitment to a strong sales culture and to providing quality banking services, are factors that should allow the Subsidiary Banks to continue to maintain and improve their competitive position.

Trademarks

The Company has registered its stylized "Bremer Eagle" symbol with the United States Patent and Trademark Office. This trademark is used by all of the Company's affiliates, including the Subsidiary Banks. The Company has also registered a stylized version of the word "Transaction" with the United States Patent and Trademark Office for use in connection with the Subsidiary Banks' automatic teller machine cards. The Company has registered no other trademarks, patents or copyrights. While management believes that a trademark or service mark is useful in identifying and advertising a common identity among the Subsidiary Banks and the Company or a service offered by the Subsidiary Banks, it also believes that the "Bremer Eagle" symbol, the "Transaction" service mark, or any other trademark, patent or copyright or the registration thereof is not material to the business of the Company or its subsidiaries.

Business Developments in 1995

On December 20, 1994, the Company entered into a definitive agreement to acquire Morris State Bancorporation, Inc. ("MSBI") of Morris, Minnesota. MSBI was a single-bank holding company which owned approximately 94% of Morris State Bank. Morris State Bank had approximately $55 million of assets and 25 employees. Effective May 1, 1995, the Company closed its acquisition of all of the outstanding capital stock of MSBI. The agreement to acquire such stock was reported in the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1994, September 30, 1994 and March 31, 1995 and the Annual Report on Form 10-K for the year ended December 31, 1994.

On January 31, 1995, First American Bank of Alexandria ("Alexandria Bank") signed an agreement to purchase the Starbuck, Minnesota branch (the "Branch") of First Bank, fsb (formerly Metropolitan Federal Bank, fsb). Effective June 26, 1995, Alexandria Bank closed this acquisition, adding assets of approximately $18 million. The agreement to acquire the Branch was reported in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995.

On February 1, 1995, First American Insurance Agencies, Inc. of St. Paul, Minnesota (a wholly-owned subsidiary of the Company) finalized its purchase of Morris State Agency, Inc. of Morris, Minnesota. Morris State Agency, with annual premiums of approximately $4 million, was affiliated with Morris State Bank, although the ownership of the two entities was distinctly separate.

On January 1, 1996, First American Insurance Agencies, Inc. of St. Paul, Minnesota (a wholly-owned subsidiary of the Company) acquired the United Insurance Agency in Minot, North Dakota. The United Insurance Agency has annual premiums of $7 million.

Employees

As of March 29, 1996, the Company and its subsidiaries (including the Subsidiary Banks) had a total of 1,260 full-time equivalent positions. The Company and each of its subsidiaries considers its relations with employees to be good. None of the Company's employees is a member of a collective bargaining unit.

ITEM 2.  PROPERTIES.

The Company leases its principal offices at 445 Minnesota Street, Suite 2000, St. Paul, Minnesota 55101, which consist of approximately 20,000 square feet of space. Management believes that these facilities will be sufficient for the Company's needs in the foreseeable future, but, if this is not the case, that other space would be readily available in downtown St. Paul.

Each of the Subsidiary Banks owns its main office and its branches, if any; the facilities are all well maintained and range in size from 404 square feet to 52,280 square feet. Certain properties of the Subsidiary Banks are subject to pledges or mortgages. However, the amount of long-term debt secured by mortgages on the Subsidiary Banks' properties is not material. See Notes F and H to the Notes to Consolidated Financial Statements of the Company set forth in Item 8 of
Part II of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

The Company and certain of its Subsidiary Banks are involved in legal actions in various stages of litigation and investigation. After reviewing all actions, pending or threatened, involving the Company and such Subsidiary Banks, management believes that such legal actions, whether pending or threatened, constitute ordinary routine litigation incidental to the business of the Company and the Subsidiary Banks and that the ultimate resolution of these matters should not materially affect the Company's consolidated financial position or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the year ended December 31, 1995 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

There is no established trading market for the shares of the Company's class A common stock. To the best of the Company's knowledge, during the period from May 18, 1989 (the closing date of the registered initial public offering of the Company's class A common stock) through and including March 29, 1996, a majority of the purchases and sales of shares of the class A common stock have consisted of transfers effected upon the exercise of the options described in the portions of the Company's Prospectus dated April 20, 1989 ("Prospectus") entitled "Description of Capital Stock - Description of Class A Common Stock - Restrictions on Transfer" on page 62 of the Prospectus and "Description of Capital Stock - Description of Class A Common Stock First Call Option to Company" on page 64 of the Prospectus (which portions are hereby incorporated by reference pursuant to Rule 12b-23 under the Securities Exchange Act of 1934). The Company is not obligated to purchase any shares of class A common stock from a holder upon the exercise of a put option if the purchase price paid for the shares subject to the put option, when added to the purchase price paid for all previous purchases of class A common stock during the preceding twelve-month period, would exceed 10% of the Company's net worth as of the date of such purchase. As of December 31, 1995, the Company's net worth was $218.9 million and 10% of the Company's net worth was $21.9 million.

During the period from January 1, 1995 and through and including March 29, 1996, the Company did not directly purchase any shares of class A common stock but assigned to its Employee Stock Ownership Plan ("ESOP") and the Bremer Banks Profit Sharing Plus Plan ("Profit Sharing Plan") its options to purchase a total of 157,698.2419 shares. The ESOP and the Profit Sharing Plan purchased these shares and then transferred them to employees of the Company and its subsidiaries through the ESOP and the Profit Sharing Plan. In addition, 1,578.0 shares of class A common stock were transferred directly between individuals at various times throughout the year. To the best of the Company's knowledge, these were the only transfers of shares of class A common stock effected during the period from January 1, 1995 through and including March 29, 1996. The sales price of the shares of class A common stock in such transactions ranged from $16.99 to $23.75 per share. These prices were equal to either the per share book value of the class A common stock as shown in the Company's consolidated balance sheet dated as of the last day of the immediately preceding fiscal quarter or, and only with respect to shares transferred that had been held for employees in the ESOP, the per share fair market values of $22.00, $21.25, and $23.75 as of June 30, 1994, December 31, 1994, and June 30, 1995, respectively, as determined by an independent appraiser. At December 31, 1995, the most recent date for which a per share book value for the class A common stock is available, such value was $19.83.

To the best of the Company's knowledge, no brokers are used to sell the shares of class A common stock, and there are no market makers for the class A common stock.

Holders

As of March 29, 1996, there were approximately 1,033 holders of record of the shares of class A common stock.

Dividends

The Subsidiary Banks' ability to pay dividends to the Company and the Company's ability to pay dividends to holders of the class A common stock are restricted and limited. (The restrictions on payments of dividends also are described in Note O of the Company's Notes to Consolidated Financial Statements set forth in
Item 8 of this Form 10-K.) Each of the Subsidiary Banks is subject to extensive regulation regarding the payment of dividends and other matters. The state Subsidiary Banks incorporated under Minnesota law are subject to regulation by the Minnesota Department of Commerce, the state Subsidiary Bank incorporated under Wisconsin law is subject to regulation by the Wisconsin Commissioner of Banking, and the North Dakota Subsidiary Banks are subject to regulation by the North Dakota Department of Banking and Financial Institutions. In addition, because the deposits of the Company's state Subsidiary Banks are insured up to the applicable limit (currently $100,000) by the Federal Deposit Insurance Corporation ("FDIC"), all of the state Subsidiary Banks are subject to regulation by the FDIC. The national Subsidiary Banks are regulated by the Office of the Comptroller of the Currency ("Comptroller"). The Company and the Foundation, as bank holding companies, as well as the one state Subsidiary Bank that is a member of the Federal Reserve System, are regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

Dividends from Subsidiary Banks

A substantial portion of the Company's cash flow and income is derived from dividends paid to it by the Subsidiary Banks, and restrictions on the payment of such dividends could affect the payment of dividends by the Company. A Minnesota bank may declare and pay dividends only out of accumulated net earnings, if it complies with certain capital requirements, and if it obtains the prior approval of the Minnesota Commissioner of Commerce. A Wisconsin bank may declare and pay dividends out of net earnings for the year in which the dividend is to be declared and paid. However, if such dividend exceeds such earnings and if the bank has paid dividends in excess of net earnings in either of the two previous years, then prior approval of the Wisconsin Commissioner of Banking is required to pay dividends in excess of net earnings for the current year. A North Dakota bank may declare and pay dividends out of cumulative adjusted net profits for the last three years, and the prior approval of the North Dakota Department of Banking and Financial Institutions is required for dividends paid that exceed that statutory limit.

With regard to national Subsidiary Banks, and in addition to the statutory prohibition against the withdrawal of any portion of a national bank's capital and certain statutory limitations on the payment of dividends, the approval of the Comptroller is required for the payment of any dividend by any national bank if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus. The Comptroller also has issued a banking circular emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank's current and expected earnings stream, the bank's need to maintain an adequate capital base, and other factors.

In addition to the foregoing limitations, the appropriate federal or state banking agency could take the position that it has the power to prohibit a national or state bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices.

The payment of dividends by any state or national bank also is affected by the requirements to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FDIC and the Comptroller. The FDIC and the Comptroller each has issued capital adequacy regulations for state banks subject to the FDIC's primary supervision and for national banks subject to the Comptroller's primary supervision. These regulations provide for a minimum tier 1 capital to total assets (leverage) ratio of 3.00% for the most highly-rated banks and a minimum total capital to risk-weighted assets (total capital) ratio of 8.00%. These guidelines and regulations further provide that capital adequacy is to be considered on a case-by-case basis in view of various qualitative factors that affect a bank's overall financial condition. Most banking organizations are expected to maintain a leverage ratio of 100 to 200 basis points above this minimum depending on their financial condition. The Subsidiary Banks are in compliance with the FDIC's and the Comptroller's minimum capital guidelines. See the discussion of the capital adequacy guidelines set forth in the portion of
Item 7. Management's Discussion and Analysis "Capital Management," in Part II of this Form 10-K.

The above regulations and restrictions on dividends paid by the Subsidiary Banks may limit the Company's ability to obtain funds from such dividends for its cash needs, including funds for payment of operating expenses and for the payment of dividends on the class A and class B common stock, as well as funds necessary to facilitate acquisitions. However, because of the capital positions of the Subsidiary Banks, the Company has been able to obtain dividends sufficient to meet its cash flow needs.

As of December 31, 1995, the Subsidiary Banks had retained earnings of $33.2 million which were available for distribution to the Company as dividends in 1996 subject to regulatory and administrative restrictions. Of this amount, approximately $12.5 million was available for distribution without obtaining the prior approval of the appropriate bank regulator. In 1994 and 1995, the Subsidiary Banks paid total dividends to the Company of $26.5 million and $26.5 million, respectively. Thirteen of the fourteen banks that were Subsidiary Banks in 1994 and 1995 paid dividends in both years. Of the Subsidiary Banks that paid dividends in 1994 and/or 1995, the range of dividend payouts (dividends paid divided by net income) was 62.7% to 228.0% in 1994 and 47.0% to 336.1% in 1995.

Under the ESOP, and at the option of the ESOP's Administrator, cash dividends declared on the shares of class A common stock held by the ESOP will be allocated to the ESOP participants. To the extent that cash dividends declared on the class A common stock held by the ESOP are distributed to the participants (whether directly or indirectly), the dividends will be deductible to the Company. Any dividends paid in the form of class A common stock with respect to shares allocated to the individual participants' accounts will be allocated to such accounts, and dividends paid in the form of class A common stock with respect to shares held in the suspense account are added to the suspense account.

Under the Profit Sharing Plan, all cash dividends paid on the class A common stock are allocated to the accounts of the participants holding shares of the class A common stock in their profit sharing accounts. All such proceeds are available to the participants for investment under the Profit Sharing Plan in accordance with the terms and conditions of the Profit Sharing Plan. All dividends paid in the form of class A common stock will be allocated to the account of the participant in which the shares are held. In no event will dividends paid on the class A common stock held by the participants' accounts within the Profit Sharing Plan be forfeited or otherwise allocated and held by the trustees of the Profit Sharing Plan.

Dividends from Company

The payment of dividends by the Company, as a bank holding company, is limited by, among other things, the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Reserve Board. These guidelines are substantially similar to those promulgated by the FDIC and the Comptroller with respect to state and national banks, which are discussed above. The payment of dividends by a bank holding company also is subject to the general limitation that the Federal Reserve Board could take the position that it has the power to prohibit the bank holding company from paying dividends if, in its view, such payments would constitute an unsafe or unsound practice.

The Company declared and paid dividends to the Foundation and all other holders of its class A common stock of $9.36 million in 1994 and $9.60 million in 1995. In 1994, $2.16 million of dividends were paid in the first quarter and $2.4 million of dividends were paid in each of the second, third and fourth quarters. In 1995, $2.4 million were paid in each of the four quarters. The dividend yield, which consists of dividends paid during the year divided by shareholder's equity as of the last day of the preceding year, was 4.6% and 4.7% for the years ended December 31, 1994 and 1995, respectively.


ITEM 6.  SELECTED FINANCIAL DATA.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS



                                                      1995        Change       1994         1993           1992           1991
                                                      ----        ------       ----         ----           ----           ----
OPERATING RESULTS (in thousands)
     Total interest income ....................   $   199,781      23.1%  $   162,267      149,192        163,309       184,935
     Net interest income ......................       100,645       7.0        94,083       87,094         87,427        82,537
     Net interest income (1) ..................       107,898       7.2       100,698       93,665         92,564        88,267
     Provision for loan losses ................         1,780       N/M        (1,300)      (1,000)         6,844        11,194
     Noninterest income .......................        27,892       4.2        26,768       30,816         26,637        22,723
     Noninterest expense ......................        87,296       1.9        85,636       79,762         74,421        68,766
     Net income ...............................        27,136       5.2        25,797       26,885         22,647        18,589
     Dividends ................................         9,600       2.6         9,360        7,200          6,000         5,760

AVERAGE BALANCES (in thousands)
     Total assets .............................     2,647,758      12.4     2,356,426    2,137,952      2,040,707     2,015,321
     Loans ....................................     1,545,231      16.2     1,330,269    1,173,332      1,166,926     1,257,960
     Securities ...............................       942,521       5.5       893,266      843,394        753,132       635,243
     Deposits .................................     2,113,070      11.0     1,903,284    1,776,395      1,718,844     1,669,461
     Redeemable class A common stock ..........        17,672       8.1        16,347       15,191         13,738        12,559
     Shareholder's equity .....................       203,222       8.1       187,986      174,702        157,989       144,430

PERIOD-END BALANCES (in thousands)
     Total assets .............................     2,812,232      10.8     2,537,712    2,279,853      2,120,965     2,052,292
     Loans ....................................     1,626,616      12.7     1,443,128    1,238,717      1,143,695     1,217,032
     Securities ...............................       984,768       8.5       907,211      875,454        826,318       688,914
     Deposits .................................     2,242,307      10.8     2,024,464    1,894,453      1,776,954     1,724,802
     Redeemable class A common stock ..........        19,035      16.7        16,308       16,386         14,404        13,072
     Shareholder's equity .....................       218,906      16.7       187,538      188,434        165,646       150,331

FINANCIAL RATIOS
     Return on average total assets (2) .......          1.07%     (7.0)         1.15%        1.32           1.17          0.97
     Return on average realized equity (3)(4) .         12.06      (2.8)        12.41        14.16          13.19         11.84
     Average equity to average total assets (3)          8.34      (3.8)         8.67         8.88           8.42          7.79
     Tangible equity to total assets ..........          8.40       5.0          8.03         9.14           8.98          8.47
     Dividend payout ..........................         35.38      (2.5)        36.28        26.78          26.49         30.99
     Net interest margin (1) ..................          4.33      (4.2)         4.52         4.64           4.79          4.63
     Net charge-offs to average total loans ...          0.08       N/M          0.02         0.03           0.46          0.56
     Reserve for loan losses to total loans ...          1.74      (7.0)         1.87         2.23           2.39          2.13

PER SHARE OF COMMON STOCK (3)
     Income before accounting changes .........   $      2.26        --   $      2.15         2.24           1.93          1.55
     Income after accounting changes ..........          2.26       5.2          2.15         2.24           1.89          1.55
     Dividends paid ...........................          0.80       2.6          0.78         0.60           0.50          0.48
     Book value ...............................         19.83      16.7         16.99        17.07          15.00         13.62
     Realized book value (4) ..................         19.47       8.1         18.01        16.65          15.00         13.62


(1) Tax-equivalent basis (TEB).
(2) Calculation is based on income before minority interests.
(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4) Excluding net unrealized gain (loss) on securities available for sale.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


HIGHLIGHTS

Earnings

Bremer Financial Corporation (the "Company") reported net income of $27.1 million for the year ended December 31, 1995, a $1.3 million or 5.2% increase from the $25.8 million earned in 1994. Earnings per share were $2.26 in 1995 compared to $2.15 in 1994. Return on realized equity was 12.06% in 1995, as compared to the 12.41% return in 1994. Return on average assets was 1.07% in 1995, versus 1.15% in 1994. To facilitate comparisons, net interest income and net interest margin in the accompanying discussion and tables have been adjusted to show tax-exempt income, such as interest on municipal securities and loans, on a tax-equivalent basis. Table I presents a comparative summary of operating data for 1991 through 1995. Table II presents the major components affecting the changes in return on assets for 1995.

TABLE I
Summary Income Statement (Tax-Equivalent Basis)

(dollars in thousands,
except per share amounts)

                                          1995       Change      1994        1993        1992       1991
                                          ----       ------      ----        ----        ----       ----
Interest income .....................   $207,034      22.6%   $ 168,882     155,763     168,446    190,665
Interest expense ....................     99,136      45.4       68,184      62,098      75,882    102,398
                                        --------              ---------     -------     -------    -------
     Net interest income ............    107,898       7.2      100,698      93,665      92,564     88,267
Provision for loan losses ...........      1,780     236.9       (1,300)     (1,000)      6,844     11,194
                                        --------              ---------     -------     -------    -------
     Net funds function .............    106,118       4.0      101,998      94,665      85,720     77,073
Noninterest income ..................     27,892       4.2       26,768      30,816      26,637     22,723
                                        --------              ---------     -------     -------    -------
     Adjusted gross income ..........    134,010       4.1      128,766     125,481     112,357     99,796
Noninterest expense .................     87,296       1.9       85,636      79,762      74,421     68,766
                                        --------              ---------     -------     -------    -------
     Income before taxes and
     accounting changes .............     46,714       8.3       43,130      45,719      37,936     31,030
Income taxes ........................     19,578      13.0       17,333      18,834      14,821     12,441
                                        --------              ---------     -------     -------    -------
     Income before accounting changes     27,136       5.2       25,797      26,885      23,115     18,589
Accounting changes ..................         --        --           --          --        (468)        --
                                        --------              ---------     -------     -------    -------
     Net income .....................   $ 27,136       5.2%   $  25,797      26,885      22,647     18,589
                                        ========              =========      ======      ======     ======
Earnings per share ..................   $   2.26       5.2%   $    2.15        2.24        1.89       1.55
Dividends paid per share ............   $   0.80       2.6%   $    0.78        0.60        0.50       0.48


TABLE II
CHANGES IN RETURN ON ASSETS
                                               1995 VS 1994
                                              ------------
Return on assets, prior year ...............      1.15%
Increases
       Service charges .....................      0.01
       Insurance ...........................      0.01
       Gain on sale of securities ..........      0.02
       Salaries and wages ..................      0.14
       Employee benefits ...................      0.07
       Marketing ...........................      0.01
       Data processing fees ................      0.02
       FDIC premiums and examination fees ..      0.09
       Other non-interest expense ..........      0.02
                                                  ----
          Total increases ..................      0.39
                                                  ----
Decreases
       Net interest income (TEB) ...........      0.20
       Provision for loan loss .............      0.12
       Trust fees ..........................      0.01
       Brokerage ...........................      0.03
       Gain on sale of loans ...............      0.02
       Gain on sale of other assets ........      0.04
       Other non-interest income ...........      0.02
       Furniture and equipment .............      0.01
       Printing, postage and office supplies      0.01
       Other real estate owned .............      0.01
                                                  ----
          Total decreases ..................      0.47
                                                  ----
Return on assets, current year .............      1.07%
                                                  ====


Equity of Shareholders

Shareholder's equity and redeemable class A common stock totaled $237.9 million at December 31, 1995. Book value per share increased from $16.99 at December 31, 1994 to $19.83 at December 31, 1995, while dividends paid per share increased from $.78 to $.80. The 1995 dividends paid of $9.6 million represented 4.7% of the equity of shareholders at December 31, 1994 and 35.4% of 1995 net income. Realized book value per share, which excludes the impact of Financial Accounting Standards No. 115 (FAS 115), increased from $18.01 at December 31, 1994 to $19.47 at December 31, 1995.

Income Statement Analysis

Net Interest Income

The most significant component of the Company's earnings is net interest income, which is the difference between interest earned on assets and interest paid on liabilities. Net interest margin measures the effectiveness of generating net interest income on earning assets and is calculated by dividing net interest income by earning assets. The following table sets forth certain information regarding changes in net interest income (tax-equivalent basis), by volume and rate, of the Company for the periods indicated.


TABLE III
CHANGES IN NET INTEREST INCOME (TEB)

                                         1995 vs 1994                   1994 vs 1993
                                ----------------------------     ---------------------------
(in thousands)                   Volume   Yield/Rate*  Total     Volume  Yield/Rate* Total
--------------                   ------   -----------  -----     ------  -----------------
Increase (decrease) in:
Interest income
     Loans ...................   $13,641    14,895     28,536    10,471    1,750     12,221
     Taxable securities ......     4,643     3,272      7,915     3,988   (3,988)        --
     Tax-exempt securities ...     1,757      (105)     1,652     1,421     (556)       865
     Interest bearing deposits        --        --         --        --       --         --
     Federal funds sold ......         4       (41)       (37)        4      (11)        (7)
     Other earning assets ....        13        73         86         7       33         40
                                 -------   -------    -------    ------   ------    -------
         Total ...............    20,058    18,094     38,152    15,891   (2,772)    13,119
                                 -------   -------    -------    ------   ------    -------
Interest expense
     Savings deposits ........     1,876       502      2,378     1,392   (1,298)        94
     Other time deposits .....     5,712    17,595     23,307     4,119   (2,562)     1,557
     Short-term borrowings ...     1,105     2,957      4,062       435    3,642      4,077
     Long-term debt ..........        49     1,156      1,205         2      356        358
                                 -------   -------    -------    ------   ------    -------
         Total ...............     8,742    22,210     30,952     5,948      138      6,086
                                 -------   -------    -------    ------   ------    -------
Net interest income ..........   $11,316    (4,116)     7,200     9,943   (2,910)     7,033
                                 =======   =======    =======    ======   ======    =======

* All changes in net interest income, other than those due to volume, have been allocated to yield/rate.


Tax-equivalent net interest income for 1995 was $107.9 million, an increase of $7.2 million or 7.2% from 1994. The increase in net interest income resulted primarily from a $264 million increase in average earning assets. Approximately 34.3% of that growth was due to assets acquired in the September 1994 purchase of Dunn County Bankshares, Inc. of Menomonie, Wisconsin, the May 1995 purchase of Morris State Bancorporation, Inc. of Morris, Minnesota, and the June 1995 purchase of the Starbuck, Minnesota branch of First Bank, fsb, (formerly Metropolitan Federal Bank, fsb). Offsetting the increase in earning assets was a decrease in the net interest margin, which declined 19 basis points from 4.52% in 1994 to 4.33% in 1995.

The decrease in net interest margin was primarily due to a reduced spread in rates during 1995, as costs on interest bearing liabilities increased faster than yields on earning assets. The interest bearing liabilities costs and net interest margin were impacted significantly by increased rates paid on savings certificates and the increased use of other borrowings to fund a portion of the earning asset growth experienced in 1995. Contributing positively to net interest margin, but not enough to offset the increased cost on interest bearing liabilities and a less favorable mix in interest bearing liabilities, were favorable improvements in earning asset yields driven by a 65 basis point improvement in the loan yields coupled with a 70 basis point improvement in the investment portfolio yield and a more favorable mix of assets.

Provision for Loan Losses

The provision for loan losses reflects the cost associated with the risks inherent in the loan portfolio, taking into consideration an evaluation of economic conditions, changes in the composition and size of the loan portfolio, net charge-offs, and the level of nonperforming and other problem loans. From December 31, 1994 to December 31, 1995, nonperforming loans decreased $917 thousand to $10.2 million. However, after ten consecutive quarters of improvement, the quality of the portfolio, as measured by the ratio of classified loans to total loans, reflected modest deterioration during each quarter of 1995, despite strong loan growth. The modest deterioration in credit quality occurred primarily in the commercial (non-real estate), agricultural, and residential real estate segments of the loan portfolio. Several large commercial credits continued to experience pressure on their margins, while farmers in certain geographical locations experienced another adverse growing season this past year. The reserve to outstanding loan ratio decreased from 1.87% in 1994 to 1.74% in 1995 while the reserve to nonperforming loan coverage increased from 241.3% to 275.7% from 1994 to 1995. The reserve for loan losses remains strong as compared to the Company's peer group. A complete discussion of asset quality and credit management can be found in the "Corporate Risk Profile" section of Item 7 in this Form 10-K.

Noninterest Income

Noninterest income was $27.9 million in 1995 compared to $26.8 million in 1994, representing a $1.1 million or 4.2% increase. Contributing to this increase in noninterest income were the strong growth in service charges of $1.4 million or 14.8% and an increase in insurance commissions of $787 thousand, due in large part to the acquisition of Morris State Agency in February 1995. Also contributing to the increase in noninterest income was a $574 thousand difference between the $270 thousand of securities losses in 1994 and the $304 thousand of security gains in 1995. The losses in 1994 resulted primarily from the sale of several corporate securities as the Company repositioned its investment portfolio to improve future returns. Gains on loans sold in the secondary market continued to decline as the volume of real estate mortgage financing decreased due to slowly rising interest rates. Decreasing $839 thousand from 1994 were gains on the sale of other assets, primarily other real estate owned (OREO). Table IV presents the components of noninterest income.


TABLE IV
NONINTEREST INCOME

(in thousands)                        1995     Change     1994       1993     1992     1991
---------------------------------   -------    -------  --------    ------   ------   ------
Service charges .................   $11,047      14.8%  $  9,627     8,823    8,455    8,233
Insurance .......................     5,503      16.7      4,716     4,671    4,576    4,528
Trust ...........................     4,784       6.3      4,502     4,462    4,087    3,936
Brokerage .......................     1,243     (33.4)     1,865     1,950    1,361      928
Gain on sale of loans ...........     1,302     (21.0)     1,649     3,949    2,891    1,588
Gain on sale of other assets ....       709     (54.2)     1,548     2,118      941      863
Other ...........................     3,000      (4.2)     3,131     3,058    3,176    2,635
                                    -------              --------    ------   ------   ------
     Operating noninterest income    27,588       2.0     27,038    29,031   25,487   22,711
Gain on sale of subsidiary ......        --        --         --        --      500       --
Gain (loss) on sale of securities       304     212.6       (270)    1,785      650       12
                                    -------              --------    ------   ------   ------
     Total ......................   $27,892       4.2%  $ 26,768    30,816   26,637   22,723
                                    =======             ========    ======   ======   ======


Noninterest Expense

Noninterest expense increased $1.7 million or 1.9% from 1994 to 1995. The following table summarizes the components of noninterest expense from 1991 to 1995.


TABLE V
NONINTEREST EXPENSE

(in thousands)                            1995     Change     1994       1993     1992     1991
-------------------------------------   -------    -------   ------     ------   ------   ------
Salaries and wages ..................   $37,325       2.1%  $ 36,556    33,633   31,297   29,662
Employee benefits ...................    10,878      (3.3)    11,254    10,340    8,994    8,589
Occupancy ...........................     5,433      11.5      4,871     4,614    4,370    4,511
Furniture and equipment .............     5,020      16.2      4,320     3,994    4,028    5,271
Printing, postage and office supplies     4,599      17.4      3,918     3,723    3,557    3,720
Marketing ...........................     3,041       2.9      2,954     2,440    1,707    1,684
Data processing fees ................     7,334       4.3      7,031     6,595    5,399    1,767
Other real estate owned .............        84     233.3        (63)      791    1,948    1,787
Minority interest in earnings .......     1,277       0.5      1,271     1,408    1,166      960
FDIC premiums and examination fees ..     2,901     (38.5)     4,719     4,449    4,190    3,864
Other ...............................     9,404       6.8      8,805     7,775    7,765    6,951
                                        -------             --------    ------   ------   ------
     Total ..........................   $87,296       1.9%  $ 85,636    79,762   74,421   68,766
                                        =======             ========    ======   ======   ======


Personnel costs, which accounted for 55.2% of noninterest expense, experienced a slight increase of $393 thousand or .8%, as salaries and wages increased 2.1% while the cost of employee benefits decreased 3.3%. Affecting 1994 personnel costs were $1.8 million of one-time costs associated with the consolidation of the Company's operations. Affecting 1995 personnel costs were $1.8 million in salaries and benefits relating to acquisitions; therefore, excluding the 1994 one-time costs and the net increase associated with acquisitions, personnel costs would have increased $715 thousand or 1.6% over 1994.

The acquisitions completed in the second half of 1994 and the first half of 1995 also had an impact on the comparison of non-personnel expenditures. Excluding the $2.5 million in non-personnel expenditures attributed to these acquired entities, non-personnel expenses collectively declined $681 thousand or 1.8% from 1994 to 1995. Contributing significantly to this overall decline were an FDIC insurance premium reduction in 1995 and operational efficiency initiatives noted below.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio improved from 64.5% in 1994 to 63.0% in 1995. Contributing to this improvement were significant increases in tax-equivalent net interest income of 7.2% and modest growth in recurring noninterest expense of 4.5%. The Company will continue its strategic focus to reduce the efficiency ratio below 60%, with mid-1995 initiatives to increase productivity via cost-effective use of technology and improved efficiencies through the consolidation of operations and accounting activities. Management believes the quality of service will improve and the integrity of operations will be maintained in this new environment.

Income Taxes

Income tax expense, which consists of provisions for federal and state income taxes, was $12.3 million for 1995, representing an increase of $1.6 million from 1994. Comparing 1995 to 1994, the Company's effective tax rate also increased, from 29.4% to 31.2%, reflecting the impact of proportionately more taxable than tax-exempt income in 1995. For further discussion and detail on the Company's income taxes, refer to Notes A and L to the Consolidated Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Corporate Risk Profile

The Management of Risk

Managing risk is an essential part of the operation of a banking organization. When risk is undertaken, the Company expects a return commensurate with the risk. If the risk profile is lowered, expectations of returns also are reduced. By effectively managing and balancing the many risks involved in its business, the Company believes consistent growth in earnings will occur.

The most prominent risks facing the Company are credit risk, interest rate risk, and liquidity risk. Credit risk involves the risk of either not collecting interest when it is due or not receiving the principal balance of a loan or investment when it matures. Credit risk is the most significant risk the Company must manage. Interest rate risk is the risk to net interest income caused by differences in the repricing and maturing characteristics of assets and liabilities. Liquidity risk is the risk that the Company will not be able to fund its obligations and is largely a function of how effectively the Company manages its other risks. The Company has established policies, procedures, and constraint levels to enable it to contain, accurately measure, monitor, and have senior management regularly review the Company's total risk position.

Credit Risk Management

The Company manages asset quality and controls credit risk through standardized lending policies and procedures and an internal loan review system. The Company, through its corporate credit division in cooperation with the Subsidiary Banks, has developed a credit philosophy aimed at minimizing credit risk by emphasizing the importance of a strong credit management process.

Loan Portfolio Review

One of the ways the Company manages its credit risk is by maintaining a loan portfolio that management believes is well diversified by industry and size of loan. The Company also benefits from significant diversity among its banks, both as to loan type and local economic conditions. For example, while certain farmers near the Red River Valley experienced another year of adverse growing conditions, many of our other service areas had very favorable weather. Similarly, while cattle prices generally remained depressed, milk prices and many small grain prices remained favorable. As a result of this type of diversification, concentrations and risks in any single category are acceptable, as indicated by the following table summarizing the composition of the portfolio.

TABLE VI
LOAN PORTFOLIO

(in thousands)                                         December 31
-----------------------   ---------------------------------------------------------------------
                                    1995                  1994                     1993
                          ---------------------  ---------------------  -----------------------
                             Amount          %     Amount          %      Amount        %
                          ----------      -----  ----------    -----    ----------    -----
Commercial and other ..   $  331,605     20.34%  $  292,643     20.23%  $  240,772     19.43%
Commercial real estate       313,287     19.22      282,203     19.51      273,204     22.04
     Construction .....       31,952      1.96       26,421      1.83       12,704      1.03
Agricultural ..........      350,786     21.52      299,127     20.68      250,163     20.19
Residential real estate      322,296     19.77      293,671     20.30      252,085     20.34
     Construction .....       11,511      0.71       10,577      0.73        8,597      0.69
Consumer ..............      221,727     13.60      192,865     13.33      157,169     12.68
Tax-exempt ............       46,936      2.88       49,135      3.40       44,612      3.60
                          ----------    -----    ----------    -----    ----------    -----
         Total ........   $1,630,100    100.0%   $1,446,642    100.0%   $1,239,306    100.0%
                          ==========    =====    ==========    =====    ==========    =====


(wide table continued from above)


(in thousands)                             December 31
-----------------------   ---------------------------------------------
                                    1992                  1991
                          ---------------------  ---------------------
                             Amount        %       Amount          %
                          ----------    -----    ----------     -----
Commercial and other ..   $  200,600     17.53%  $  229,794     18.86%
Commercial real estate       286,395     25.03      321,082     26.36
     Construction .....        6,093      0.53        4,968      0.41
Agricultural ..........      233,132     20.37      228,523     18.76
Residential real estate      231,947     20.27      234,659     19.26
     Construction .....        6,020      0.53        6,084      0.50
Consumer ..............      128,084     11.19      136,200     11.18
Tax-exempt ............       52,052      4.55       56,872      4.67
                          ----------    -----    ----------    -----
         Total ........   $1,144,323    100.0%   $1,218,182    100.0%
                          ==========    =====    ==========    =====


While in recent years the composition of the Company's loan portfolio reflects a general decrease in commercial real estate loans, indicating the result of continued efforts to reduce classified loan levels, the Company's Subsidiary Banks continued to selectively extend credit in this area in 1995. The Company believes that even if the economy continues to improve only slowly or suffers modest deterioration, its exposure to significant commercial real estate losses in the foreseeable future will continue to be limited.

Of the Company's real estate lending, approximately 51% is in commercial real estate loans, as compared to 50% in 1994 and 52% in 1993. These commercial real estate loans consist primarily of loans to business customers who occupy the property or use it for income production. The remaining 49% of real estate lending is in the form of residential mortgages and home equity loans. The commercial real estate loan portfolio experienced growth of $36.6 million or 11.9% between 1994 and 1995, reflecting continued strong business loan demand and the effect of acquisitions. The residential real estate loan portfolio experienced growth of $29.6 million or 9.7% due to the effect of acquisitions and relatively low mortgage rates. The Company is not involved in highly leveraged transaction lending or lending to foreign countries.

While 1995 generally was a good year for the Company's agricultural customers, a few isolated segments of the portfolio continued to experience difficulties. This included some farmers in the Red River Valley who experienced another year of adverse conditions. Geographic dispersion of the Subsidiary Banks and diversity of agricultural products and activities were especially beneficial to our agricultural portfolio and mitigated the negative effects of the segments of the portfolio experiencing these poor conditions. Of that loan portfolio, approximately two-thirds represents crop production lending, with the remainder primarily related to livestock and dairy lending.

Net Loan Charge-Offs

Net loan charge-offs increased to $1.2 million in 1995 from $251 thousand in 1994 and $317 thousand in 1993. Correspondingly, net charge-offs as a percentage of average loans increased to .08% in 1995 from .02% in 1994 and .03% in 1993. Loan loss experience paralleled the modest decline in overall credit quality. Charge-offs during 1995 were widely distributed among Subsidiary Banks and loan types. No individual charge-off represented more than 10% of the total. Table VIII includes a summary of the charge-offs by loan category for the past five years.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, and other real estate acquired in loan settlements. The accrual of interest on loans is suspended when the credit becomes 90 days or more past due, unless the loan is fully secured and in the process of collection. Restructured loans accrue interest but include concessions in terms which have been made as a result of deterioration in the borrower's financial condition. Table VII summarizes the nonperforming assets as of December 31 for the past five years.


TABLE VII
NON-PERFORMING ASSETS AT DECEMBER 31

(dollars in thousands)                                              1995    Change       1994        1993       1992       1991
----------------------------------                               --------   ------     --------     ------     ------     ------
Nonaccrual loans .............................................   $  8,392    (19.3)%   $ 10,401     13,356     20,983     21,275
Restructured loans ...........................................      1,856    142.9          764      1,127      7,515      5,159
                                                                 --------              --------     ------     ------     ------
     Total nonperforming loans ...............................     10,248     (8.2)      11,165     14,483     28,498     26,434
Other real estate owned (OREO) ...............................        380    (68.5)       1,208      3,325      5,732      7,620
                                                                 --------              --------     ------     ------     ------
     Total nonperforming assets ..............................   $ 10,628    (14.1)    $ 12,373     17,808     34,230     34,054
                                                                 ========              ========     ======     ======     ======

Past due loans* ..............................................   $  2,504     60.2%    $  1,563      1,985        902      4,381
                                                                 ========              ========     ======     ======     ======

Nonperforming loans to total loans ...........................       0.63%                 0.77%      1.17       2.49       2.17
Nonperforming assets to total loans and OREO .................       0.65                  0.86       1.43       2.98       2.78
Nonperforming assets and past due loans* to total
     loans and OREO ..........................................       0.81                  0.96       1.59       3.06       3.14
Reserve to nonperforming loans ...............................     275.69                241.34     190.73      95.95      97.85
Reserve to total loans .......................................       1.74                  1.87       2.23       2.39       2.13

Reserve for Loan Losses
Beginning of year ............................................   $ 26,946     (2.5)%   $ 27,624     27,344     25,866     21,766
    Charge-offs ..............................................     (2,834)    37.2       (2,065)    (3,022)    (7,302)    (8,846)
    Recoveries ...............................................      1,610    (11.2)       1,814      2,705      1,936      1,752
                                                                 --------              --------     ------     ------     ------
     Net charge-offs .........................................     (1,224)   387.6         (251)      (317)    (5,366)    (7,094)
    Provision for loan losses ................................      1,780    236.9       (1,300)    (1,000)     6,844     11,194
    Reserve related to acquired assets .......................        751    (14.0)         873      1,597         --         --
                                                                 --------              --------     ------     ------     ------
End of year ..................................................   $ 28,253      4.9%    $ 26,946     27,624     27,344     25,866
                                                                 ========              ========     ======     ======     ======

* Past due loans include accruing loans 90 days or more past due.


Nonperforming assets were $10.6 million at December 31, 1995, compared to $12.4 million at December 31, 1994, and $17.8 million at December 31, 1993. Correspondingly, as a percentage of total loans and other real estate owned, nonperforming assets decreased to .65% in 1995 from .86% in 1994 and 1.43% in 1993. Nonperforming loans were $10.2 million and .63% of total loans at December 31, 1995, compared to $11.2 million and .77% of total loans at December 31, 1994 and $14.5 million and 1.17% at December 31, 1993. The continued improvement in nonperforming loans reflects improved operations or successful resolution of several large distressed credits. The Subsidiary Banks also continue to closely monitor emerging repayment issues. The Company will continue to enhance systems for monitoring portfolio segments to identify deterioration and non-performance at the earliest possible stages.

Reserve for Loan Losses

The purpose of the reserve for loan losses is to provide for future loan losses inherent in the Company's loan portfolio. Even in the presence of credit policies and procedures, credit quality is subject to many economic and non-economic factors that influence a borrower's financial condition over time. Table VIII summarizes the activity in the reserve for loan losses along with the loan loss reserve allocation from 1991 through 1995.


TABLE VIII
RESERVE FOR LOAN LOSSES

(in thousands)                                                        December 31
---------------------------------       ------------------------------------------------------------------
                                            1995          1994           1993          1992         1991
                                        ----------     ---------      ---------     ---------    ---------
Beginning of year ...................   $   26,946        27,624         27,344        25,866       21,766
Charge-offs
     Commercial and other ...........          532           680          1,004         4,416        2,900
     Commercial real estate .........          381            67            868         1,256        3,835
         Construction ...............           --            --             --           110           --
     Agricultural ...................          375           675            247           570          355
     Residential real estate ........          170           157            141           188          596
         Construction ...............           10            --             --            --           26
     Consumer .......................          835           486            526           759        1,006
     Tax-exempt .....................          531            --            236             3          128
                                        ----------     ---------      ---------     ---------    ---------
         Total ......................        2,834         2,065          3,022         7,302        8,846
                                        ----------     ---------      ---------     ---------    ---------
Recoveries
     Commercial and other ...........          352           688          1,478           522          604
     Commercial real estate .........          389           466            565           604          353
         Construction ...............           --            --             --            --           --
     Agricultural ...................          232           184            238           383          408
     Residential real estate ........          313            81            115            58          104
         Construction ...............           10            13             --            --           --
     Consumer .......................          280           236            309           358          255
     Tax-exempt .....................           34           146             --            11           28
                                        ----------     ---------      ---------     ---------    ---------
         Total ......................        1,610         1,814          2,705         1,936        1,752
                                        ----------     ---------      ---------     ---------    ---------
Net charge-offs .....................        1,224           251            317         5,366        7,094
Provision for loan losses ...........        1,780        (1,300)        (1,000)        6,844       11,194
Reserve related to acquired assets ..          751           873          1,597            --           --
                                        ----------     ---------      ---------     ---------    ---------
End of year .........................   $   28,253        26,946         27,624        27,344       25,866
                                        ==========     =========      =========     =========    =========
Average loans .......................   $1,545,231     1,330,269      1,173,332     1,166,926    1,257,960
Net charge-offs/average loans .......         0.08%         0.02           0.03          0.46         0.56


ALLOCATION OF RESERVE FOR LOAN LOSSES

Commercial and other ................   $    5,500         4,700          5,500         6,600        6,500
Commercial real estate ..............        7,000         6,700          8,000         8,800       10,000
     Construction ...................          500           300            200            80          120
Agricultural ........................        5,500         4,100          3,800         4,000        4,300
Residential real estate .............        2,000         1,800          1,700         1,500        1,200
     Construction ...................          100           100             50            30           80
Consumer ............................        1,200         1,100          1,000         1,100          300
Tax-exempt ..........................          400           500          1,000         1,100          200
                                        ----------     ---------      ---------     ---------    ---------
         Total allocated ............       22,200        19,300         21,250        23,210       22,700
Unallocated .........................        6,053         7,646          6,374         4,134        3,166
                                        ----------     ---------      ---------     ---------    ---------
         Total ......................   $   28,253        26,946         27,624        27,344       25,866
                                        ==========     =========      =========     =========    =========
Reserve to total loans ..............         1.74%         1.87           2.23          2.39         2.13


The reserve for loan losses was $28.3 million or 1.74% of total loans at December 31, 1995, compared to $26.9 million or 1.87% at December 31, 1994. In establishing the reserve, management has considered its current credit process, continued strong loan growth in 1995, the Company's level of unfunded commitments, unfavorable conditions in certain segments of the agricultural markets, and continued uncertainty about economic strength in some of the Company's markets. Management believes the reserve is adequate to cover the risks inherent in the portfolio, specifically nonperforming loans and other loans that have been identified for careful monitoring.

Although the Company has prepared an allocation of the reserve based on loan- and industry-specific risk parameters, this allocation does not represent the total amount available for actual future loan losses in any single category, nor does it prohibit losses from being absorbed by portions allocated to other categories or by the unallocated portion.

Interest Rate Risk Management

The primary objective of the asset/liability management process is to maintain an appropriate balance between the stability of net interest income and the risks associated with significant changes in market interest rates. The responsibility for this process rests with both the Subsidiary Banks' and the Company's asset/liability committees (the "ALCOs"). Together, the ALCOs and the Company's financial staff establish asset/liability policies and develop strategies to minimize Company-wide exposure to adverse interest rate trends.

Interest rate risk is the risk that changing interest rates will adversely affect net interest income. While certain levels of interest rate risk are unavoidable, and may even be desirable, it is important to measure and manage this risk as closely as possible to ensure that it does not reach levels that are unacceptable. Interest rate sensitivity is determined by the amount of assets and liabilities repricing or maturing within a specified time period.


TABLE IX
INTEREST RATE SENSITIVITY AT DECEMBER 31, 1995

                                                      REPRICING OR MATURING
                                   -----------------------------------------------------
                                    WITHIN       3 - 12     1 - 5     OVER 5
(dollars in thousands)             3 MONTHS      MONTHS     YEARS      YEARS     TOTAL
----------------------------       ---------    -------    -------    ------   ---------
INTEREST SENSITIVE ASSETS
     Loans ...................   $   662,654    287,397    469,735   206,830   1,626,616
     Tax-exempt securities ...        16,125     17,205     81,071    90,453     204,854
     Taxable securities ......       232,067    135,505    298,049   106,959     772,580
     Interest bearing deposits         1,533        307        103        --       1,943
     Federal funds sold ......            --         --         --        --          --
     Other earning assets ....            --      1,064        367        30       1,461
                                   ---------    -------    -------    ------   ---------
         Total ...............       912,379    441,478    849,325   404,272   2,607,454
                                   ---------    -------    -------    ------   ---------
INTEREST SENSITIVE LIABILITIES
     Savings deposits ........       686,884         --         --        --     686,884
     Other time deposits .....       297,713    543,304    355,803    32,072   1,228,892
     Short-term borrowings ...       183,160     45,148     10,743    17,476     256,527
     Long-term debt ..........        18,846      1,050      5,472       200      25,568
                                   ---------    -------    -------    ------   ---------
         Total ...............     1,186,603    589,502    372,018    49,748   2,197,871
                                   ---------    -------    -------    ------   ---------
REPRICING GAP ................   ($  274,224)  (148,024)   477,307   354,524     409,583
                                   =========    =======    =======    ======   =========

CUMULATIVE REPRICING GAP .....   ($  274,224)  (422,248)    55,059   409,583
                                   =========    =======    =======    ======

CUMULATIVE GAP TO TOTAL ASSETS         (9.75)%   (15.01)      1.96     14.56
                                   =========    =======    =======    ======


One tool for measuring interest rate sensitivity is the gap report, which is the traditional measurement of interest rate risk from an accounting perspective. Gap reports assign each asset and liability to a time interval based on contractual maturity or repricing. The difference between assets and liabilities in each interval represents the interest sensitivity gap. A positive gap, when assets exceed liabilities, theoretically means that rising rates during the given time interval will positively affect net interest income. The opposite is true for a negative gap. While providing a rough measure of rate risk, the gap report has a number of shortcomings, including the fact that it is a static point-in-time measurement that is not effective in capturing changing rate relationships or the velocity at which assets and liabilities reprice.

Because of the shortcomings of gap reports, the Company uses simulation modeling as its primary method of measuring interest rate risk. Modeling, because of its dynamic rather than static nature, can better capture the effects of future balance sheet trends, different patterns of rate movements, and changing relationships between rates. For these reasons, a gap report by itself could considerably overstate the rate risk in the Company's current sensitivity position. From a gap report perspective, interest rate risk constraints are quantified by the ratio of gap to total assets, which represents the percentage of total assets exposed to interest rate risk. As presented in Table IX, at December 31, 1995, the cumulative gap to total assets ratio within one year was a negative 15.01%, with the Company's interest rate sensitivity gap within one year a negative $422.2 million. However, simulation modeling results indicate the amount of net interest income at risk as a result of an immediate and substantial change in market interest rates was within acceptable policy limits.

Liquidity Management

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors, and borrowers. The ALCOs are responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving the Company's financial objectives. ALCOs meet regularly to review funding capacity, current and forecasted loan demand, investment opportunities, and liquidity positions as outlined in the Company's liquidity policy. With this information, the ALCOs guide changes in the balance sheet structure to provide for adequate ongoing liquidity.

Several factors provide a favorable liquidity position for the Company. The first is the ability to acquire and retain deposits. Core deposits, which generally include all deposits and repurchase agreements except for those greater than $100 thousand of nonpersonal and public entities, and certain other public funds, provide a historically stable source of funding. The Company has a high proportion of core deposits to total liabilities compared to industry averages; this index was approximately 84% for 1995 and 87% for 1994. The Company's available for sale securities portfolio is a secondary source of liquidity because of its readily marketable nature and predictable stream of maturities, as approximately 28% of the portfolio matures within 1995. While the Company prefers to fund its balance sheet with core deposits, a third source of liquidity is the Company's ready access to regional and national wholesale funding sources, including federal funds purchased and Federal Home Loan Bank ("FHLB") advances for several Subsidiary Banks who are FHLB members.

Capital Management

The Company's capital position is both a strength and an opportunity, as it provides a degree of safety and soundness and a foundation for future growth. The capital position of the Company and the Subsidiary Banks reflects management's commitment to maintain ratios above the regulatory minimums.


TABLE X
CAPITOL RATIOS(1)

                                                                     Regulatory Requirements
                                                                   ---------------------------
                                                                    Adequately       Well -
                                          1995           1994      Capitalized     capitalized
                                     ------------   ------------   -----------    ------------
Equity to assets (2)                       8.46%          8.02            --              --
Equity to tangible assets (2)              8.40           8.03            --              --
Tier I capital (3)                        12.75          13.25          4.00            6.00
Tier I and tier II capital (3)            14.01          14.51          8.00           10.00
Leverage ratio (3)                         8.41           8.69          3.00            5.00


(1)      Calculations include redeemable class A common stock.

(2) Computed in accordance with generally accepted accounting principles, including the unrealized market value adjustment of securities available for sale.

(3) Computed exclusive of the unrealized market value adjustment of securities available for sale.

The Company's Tier I capital ratio at December 31, 1995 was 12.75%, its total risk-adjusted capital ratio (Tier I plus Tier II) was 14.01%, and its Tier I leverage ratio was 8.41%.

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board's implementation of FDICIA defines "well-capitalized" institutions as those whose capital ratios equal or exceed the ratios as indicated in Table X. As can be seen in Table X, the Company's ratios in each of these categories are well above the regulatory requirements for a "well-capitalized" organization. In addition, all of the Company's Subsidiary Banks exceeded the "well-capitalized" ratios for each of the three categories as of December 31, 1995.

Impact of Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. Because banks generally have an excess of monetary assets over monetary liabilities, inflation, in theory, will cause a loss of purchasing power in the value of shareholder's equity. Other sections of this financial review provide the information necessary for an understanding of the Company's ability to react to changing interest rates.

Balance Sheet Analysis

The table below sets forth for the periods indicated the average balance sheets and related yields and rates on earning assets and interest bearing liabilities.


TABLE XI
CONSOLIDATED AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                              1995                                 1994
                                                                Average                  Rate/        Average                Rate/
(dollars in thousands)                                          Balance     Interest     Yield        Balance     Interest   Yield
--------------------------------------------------------      ----------------------               -----------------------
ASSETS
Loans (net of unearned discount)*
          Commercial and other ........................      $  314,903      $30,092     9.56%     $  270,415     $22,305    8.25%
          Commercial real estate ......................         328,163       30,542     9.31         295,579      25,955    8.78
          Agricultural ................................         330,422       31,615     9.57         269,266      23,696    8.80
          Residential real estate .....................         318,447       27,638     8.68         276,860      23,268    8.40
          Consumer ....................................         205,766       18,706     9.09         173,193      15,044    8.69
          Tax-exempt ..................................          47,530        4,799    10.10          44,956       4,588   10.21
                                                             -----------------------               ----------------------
              TOTAL LOANS .............................       1,545,231      143,392     9.28       1,330,269     114,856    8.63
          Reserve for loan losses .....................         (27,858)                              (28,632)
                                                             ----------                            -----------
              NET LOANS ...............................       1,517,373                             1,301,637
Securities
          Mortgage-backed .............................         245,227       17,195     7.01         227,915      13,933    6.11
          Other taxable ...............................         499,632       29,811     5.97         483,384      25,158    5.20
          Tax-exempt ..................................         197,662       16,444     8.32         181,967      14,792    8.13
                                                             -----------------------               ----------------------
              TOTAL SECURITIES ........................         942,521       63,450     6.73         893,266      53,883    6.03
Federal funds sold ....................................              --           --       --             789          37    4.69
Other earning assets ..................................           3,083          192     6.23           2,094         106    5.06
                                                             -----------------------               ----------------------
              TOTAL EARNING ASSETS** ..................       2,490,835      207,034     8.31       2,226,418     168,882    7.59
Cash and due from banks ...............................          69,625                                64,141
Nonearning assets .....................................         115,156                                94,499
                                                             ----------                            -----------
            TOTAL ASSETS ..............................      $2,647,758                            $2,356,426
                                                             ==========                            ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Noninterest bearing deposits ..........................        $257,888                              $242,439
Interest bearing deposits
          Savings and NOW accounts ....................         255,104        5,160     2.02         259,947       4,424    1.70
          Money market checking .......................         172,994        3,507     2.03         156,658       2,827    1.80
          Money market savings ........................         241,417        8,343     3.46         270,850       7,381    2.73
          Savings certificates ........................       1,035,354       59,461     5.74         886,245      40,719    4.59
          Certificates over $100,000 ..................         150,313        8,401     5.59          87,145       3,836    4.40
                                                             -----------------------               ----------------------
            TOTAL TIME DEPOSITS .......................       1,855,182       84,872     4.57       1,660,845      59,187    3.56
            TOTAL DEPOSITS ............................       2,113,070                             1,903,284
            CORE DEPOSITS*** ..........................       2,034,837                             1,867,688
Short-term borrowings .................................         229,935       12,678     5.51         199,186       8,616    4.33
Long-term debt ........................................          23,306        1,586     6.81           8,813         381    4.32
                                                             -----------------------               ----------------------
              TOTAL INTEREST BEARING LIABILITIES ......       2,108,423       99,136     4.70       1,868,844      68,184    3.65
Other liabilities .....................................          47,179                                29,850
                                                             ----------                            -----------
              TOTAL LIABILITIES .......................       2,413,490                             2,141,133
Minority interest .....................................           8,676                                 8,536
Redeemable preferred stock ............................           4,698                                 2,424
Redeemable class A common stock .......................          17,672                                16,347
Shareholder's equity ..................................         203,222                               187,986
                                                             ----------                            -----------
              TOTAL LIABILITIES AND EQUITY ............      $2,647,758                            $2,356,426
                                                             ==========                            ==========
Net interest income ...................................                     $107,898                             $100,698
                                                                            ========                             ========
Gross spread ..........................................                                  3.61%                               3.94%
Percent of earning assets
          Interest income .............................                                  8.31                                7.59
          Interest cost ...............................                                  3.98                                3.07
                                                                                        -----                               -----
              NET INTEREST MARGIN .....................                                  4.33%                               4.52%
          Interest bearing liabilities to earning assets                                84.65%                              83.94%
Profitability
          Net income ..................................                      $27,136                              $25,797
          Return on average assets ....................                                  1.07%                               1.15%
          Leverage ....................................                                 11.74X                              11.40X
          Return on average realized equity ...........                                 12.03%                              12.41%


(WIDE TABLE CONTINUED)


                                                                              1993                                 1992
                                                                Average                  Rate/        Average                Rate/
(dollars in thousands)                                          Balance     Interest     Yield        Balance     Interest   Yield
--------------------------------------------------------      ----------------------               -----------------------
ASSETS
Loans (net of unearned discount)*
          Commercial and other ........................      $  221,719     $17,328      7.82%       $212,115    $17,524     8.26%
          Commercial real estate ......................         286,986      24,189      8.43         301,973     28,068     9.29
          Agricultural ................................         233,632      20,852      8.93         233,379     23,167     9.93
          Residential real estate .....................         244,719      22,016      9.00         235,080     23,516    10.00
          Consumer ....................................         138,377      12,949      9.36         129,361     13,763    10.64
          Tax-exempt ..................................          47,899       5,301     11.07          55,018      6,306    11.46
                                                             -----------------------               ----------------------
              TOTAL LOANS .............................       1,173,332     102,635      8.75       1,166,926    112,344     9.63
          Reserve for loan losses .....................         (28,893)                              (27,902)
                                                             ----------                            -----------
              NET LOANS ...............................       1,144,439                             1,139,024
Securities
          Mortgage-backed .............................         330,208      21,156      6.41         357,127     26,678     7.47
          Other taxable ...............................         350,708      17,935      5.11         297,279     19,125     6.43
          Tax-exempt ..................................         162,478      13,927      8.57          98,726      9,789     9.92
                                                             -----------------------               ----------------------
              TOTAL SECURITIES ........................         843,394      53,018      6.29         753,132     55,592     7.38
Federal funds sold ....................................           1,690          44      2.60           5,923        228     3.85
Other earning assets ..................................           1,898          66      3.48           4,645        282     6.07
                                                             -----------------------               ----------------------
              TOTAL EARNING ASSETS** ..................       2,020,314     155,763      7.71       1,930,626    168,446     8.72
Cash and due from banks ...............................          73,867                                65,540
Nonearning assets .....................................          72,664                                72,443
                                                             ----------                            -----------
            TOTAL ASSETS ..............................      $2,137,952                            $2,040,707
                                                             ==========                            ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Noninterest bearing deposits ..........................        $210,386                              $185,188
Interest bearing deposits
          Savings and NOW accounts ....................         231,702       4,576      1.97         191,508      5,547     2.90
          Money market checking .......................         156,572       3,133      2.00         161,672      4,506     2.79
          Money market savings ........................         255,498       6,829      2.67         238,528      8,257     3.46
          Savings certificates ........................         852,055      39,992      4.69         870,088     48,908     5.62
          Certificates over $100,000 ..................          70,182       3,006      4.28          71,860      3,898     5.42
                                                             -----------------------               ----------------------
            TOTAL TIME DEPOSITS .......................       1,566,009      57,536      3.67       1,533,656     71,116     4.64
            TOTAL DEPOSITS ............................       1,776,395                             1,718,844
            CORE DEPOSITS*** ..........................       1,747,904                             1,691,067
Short-term borrowings .................................         139,119       4,539      3.26         114,664      4,695     4.09
Long-term debt ........................................             357          23      6.44             883         71     8.04
                                                             -----------------------               ----------------------
              TOTAL INTEREST BEARING LIABILITIES ......       1,705,485      62,098      3.64       1,649,203     75,882     4.60
Other liabilities .....................................          23,447                                25,918
                                                             ----------                            -----------
              TOTAL LIABILITIES .......................       1,939,318                             1,860,309
Minority interest .....................................           8,741                                 8,671
Redeemable preferred stock ............................              --                                    --
Redeemable class A common stock .......................          15,191                                13,738
Shareholder's equity ..................................         174,702                               157,989
                                                             ----------                            -----------
              TOTAL LIABILITIES AND EQUITY ............      $2,137,952                            $2,040,707
                                                             ==========                            ==========
Net interest income ...................................                     $93,665                              $92,564
                                                                            =======                              =======
Gross spread ..........................................                                  4.07%                               4.12%
Percent of earning assets
          Interest income .............................                                  7.71                                8.72
          Interest cost ...............................                                  3.07                                3.93
                                                                                        -----                               -----
              NET INTEREST MARGIN .....................                                  4.64%                               4.79%
          Interest bearing liabilities to earning assets                                84.42%                              85.42%
Profitability
          Net income ..................................                     $26,885                              $22,647
          Return on average assets ....................                                  1.32%                               1.17%
          Leverage ....................................                                 11.26X                              11.88X
          Return on average realized equity ...........                                 14.16%                              13.19%


(WIDE TABLE CONTINUED)


                                                                             1991                         Average Balance
                                                               Average                  Rate/          1995 vs      Five-Year
(dollars in thousands)                                         Balance     Interest     Yield           1994       Growth Rate
--------------------------------------------------------      ----------------------               ----------------------------
ASSETS
Loans (net of unearned discount)*
          Commercial and other ........................      $  237,581    $22,180       9.34 %        16.45 %       0.54
          Commercial real estate ......................         335,596     34,271      10.21          11.02         5.03
          Agricultural ................................         236,267     26,679      11.29          22.71         8.28
          Residential real estate .....................         248,901     27,002      10.85          15.02        10.60
          Consumer ....................................         140,815     16,800      11.93          18.81         5.35
          Tax-exempt ..................................          58,800      7,659      13.03           5.73       (10.37)
                                                             ---------------------
              TOTAL LOANS .............................       1,257,960    134,591      10.70          16.16         4.87
          Reserve for loan losses .....................         (24,069)                               (2.70)        7.14
                                                             ----------
              NET LOANS ...............................       1,233,891                                16.57         4.83
Securities
          Mortgage-backed .............................         243,346     21,602       8.88           7.60        10.87
          Other taxable ...............................         298,684     23,628       7.91           3.36        10.29
          Tax-exempt ..................................          93,213      9,976      10.70           8.63        15.74
                                                             ---------------------
              TOTAL SECURITIES ........................         635,243     55,206       8.69           5.51        11.47
Federal funds sold ....................................           7,008        433       6.18            N/M          N/M
Other earning assets ..................................           5,332        435       8.16          47.23       (15.59)
                                                             ---------------------
              TOTAL EARNING ASSETS** ..................       1,905,543    190,665      10.01          11.88         6.64
Cash and due from banks ...............................          61,507                                 8.55         4.05
Nonearning assets .....................................          72,340                                21.86        11.40
                                                             ----------
            TOTAL ASSETS ..............................      $2,015,321                                12.36         6.74
                                                             ==========
Liabilities and Shareholder's Equity
Noninterest bearing deposits ..........................        $167,569                                 6.37        10.17
Interest bearing deposits
          Savings and NOW accounts ....................         181,559      7,613       4.19          (1.86)        7.28
          Money market checking .......................         128,104      5,476       4.27          10.43         6.62
          Money market savings ........................         196,292     10,012       5.10         (10.87)        8.52
          Savings certificates ........................         908,475     63,910       7.03          16.82         3.46
          Certificates over $100,000 ..................          87,462      6,101       6.98          72.49         3.94
                                                             ---------------------
            TOTAL TIME DEPOSITS .......................       1,501,892     93,112       6.20          11.70         4.87
            TOTAL DEPOSITS ............................       1,669,461                                11.02         5.43
            CORE DEPOSITS*** ..........................       1,633,628                                 8.95         5.69
Short-term borrowings .................................         151,287      9,185       6.07          15.44        17.30
Long-term debt ........................................           1,359        101       7.43         164.45        59.52
                                                             ---------------------
              TOTAL INTEREST BEARING LIABILITIES ......       1,654,538    102,398       6.19          12.82         6.09
Other liabilities .....................................          27,916                                58.05        11.16
                                                             ----------
              TOTAL LIABILITIES .......................       1,850,023                                12.72         6.57
Minority interest .....................................           8,309                                 1.64         0.70
Redeemable preferred stock ............................              --                                 N/M          N/M
Redeemable class A common stock .......................          12,559                                 8.11         8.53
Shareholder's equity ..................................         144,430                                 8.10         8.53
                                                             ----------
              TOTAL LIABILITIES AND EQUITY ............      $2,015,321                                12.36         6.74
                                                             ==========
Net interest income ...................................                  $ 88,267
                                                                         ========
Gross spread ..........................................                                  3.82%
Percent of earning assets
          Interest income .............................                                 10.01
          Interest cost ...............................                                  5.38
                                                                                        -----
              NET INTEREST MARGIN .....................                                  4.63%
          Interest bearing liabilities to earning assets                                86.83%
Profitability
          Net income ..................................                    $18,589
          Return on average assets ....................                                  0.97%
          Leverage ....................................                                 12.84X
          Return on average realized equity ...........                                 11.84%


Interest and rates are realized on a fully taxable equivalent basis using a 35% tax rate in 1995, 1994 and 1993, and a 34% tax rate in previous years.

  *  Loan amounts include nonaccrual loans.

 **  Before deducting the reserve for loan losses.

*** Total deposits less nonpersonal and public certificates of deposits over $100,000, and certain other public funds, plus repurchase agreements less than $100,000 and personal repurchase agreements greater than $100,000.

Acquisitions added approximately $152 million of assets to the Company during 1994 and 1995 and had an impact on the 1995 average balance sheet growth. Specifically, acquisitions made during 1994 and 1995 increased the Company's full-year 1995 total averages in assets by $124.3 million, gross loans by $68.0 million, securities by $42.5 million, and core deposits by $97.8 million.

Sources of Funds

The Company's balance sheet strength rests in its strong capital position and its share of the deposit base in the communities served. The Company relies on three major sources of funding: core deposits, short-term borrowings, and equity capital. The diversity and supply of this funding base enable the Company to replace maturing liabilities and finance asset growth on an ongoing basis.

CORE DEPOSITS - Average core deposits increased $167.1 million or 9.0% in 1995. Average total deposits increased $209.8 million or 11.0% from 1994 to $2.1 billion in 1995. Excluding the effects of acquisitions, average total deposits increased $130.0 million or 6.8% during 1995. Beginning in 1994, the Company focused on redefining the pricing of its core deposits, emphasizing customer relationships and responsiveness to national market rates, in an effort to consistently provide its customers with fair returns on their deposits. The strong growth experienced in 1995 is a result of this effort and the aforementioned acquisitions.

Within core deposits, savings certificates had the strongest growth, increasing $149.1 million or 16.8%, while demand deposits, a non-interest bearing source of funds, increased $15.4 million or 6.4%, and money market checking accounts increased $16.3 million or 10.4%. Savings and NOW accounts and money market savings accounts both experienced declines of $4.8 million or 1.9% and $29.4 million or 10.9%, respectively, as many customers consolidated balances and moved these funds into higher interest-bearing checking accounts and savings certificates.

The table below sets forth the amount and maturity of time deposits that had balances of more than $100,000 at December 31, 1995.

TABLE XII
MATURITY OF TIME DEPOSITS OVER $100,000

                                     December 31
                                     -----------
(in thousands)                     1995       1994
-------------------------          ----       ----

Within 3 months .............   $ 44,650     28,691
3 - 6 months ................     38,901     33,249
6 - 12 months ...............     32,259     21,594
After 12 months .............     37,640     37,757
                                  ------     ------
       Total ................   $153,450    121,291
                                ========    =======


SHORT-TERM BORROWINGS - Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, and FHLB advances with maturities of one year or less, increased 9.2% from $199.2 million in 1994 to $229.9 million in 1995. This increase can be attributed to an increase in the Company's use of FHLB advances. While deposit growth was strong throughout the year, asset growth (as discussed below) was more intense, creating the need for this funding source. The associated interest rate risk was monitored closely and steps were taken to match the repricability of assets and liabilities.

LONG-TERM DEBT - Average long-term debt, which includes FHLB advances with maturities of greater than one year, and installment promissory notes, increased $14.5 million. Of this increase, $8.1 million is attributable to an increase in the Company's use of FHLB advances, and $6.4 million is related to installment promissory notes issued as part of the acquisitions during 1994 and 1995.

Uses of Funds

Between 1994 and 1995, average total assets increased $291.3 million or 12.4%. Acquisitions accounted for $98.1 million or 33.7% of this growth. Average earning assets increased $264.4 million or 11.9%. Strong loan growth, starting in 1994, and continuing throughout 1995, increased loans as a percent of average earning assets from 59.7% in 1994 to 62.0% in 1995, while securities decreased from 40.1% to 37.8%.

LOAN PORTFOLIO - The increase in average loans from 1994 to 1995 was $215.0 million with all categories of loans experiencing increases as loan demand remained strong in our markets. Agricultural loans led the loan growth in 1995 increasing $61.2 million or 22.7% due to strong loan demand and $21.8 million attributable to acquisitions. Of the remaining loan categories, commercial loans increased $44.5 million, residential real estate loans increased $41.6 million, commercial real estate and consumer loans both increased $32.6 million and tax-exempt loans increased $2.6 million.

The following table summarizes the amount and maturity of the loan portfolio as of December 31, 1995.

TABLE XIII
MATURITY OF LOANS

                                 Within                    After 5
(in thousands)                   1 Year     1 - 5 Years    Years       Total
--------------                   ------     -----------    -------     -----
Commercial and other ........   $ 197,780     109,786      24,039     331,605
Commercial real estate ......      70,983     158,250      84,051     313,284
       Construction .........       7,774      12,137      12,044      31,955
Agricultural ................     192,838      99,203      58,745     350,786
Residential real estate .....      47,733     128,391     146,172     322,296
       Construction .........       9,833         904         774      11,511
Consumer ....................      76,161     129,983      15,583     221,727
Tax-exempt ..................      12,541      16,528      17,867      46,936
                                   ------      ------      ------      ------
       Total ................   $ 615,643     655,182     359,275   1,630,100
                                =========     =======     =======   =========

Loans maturing after one year
       Fixed interest rate ..               $ 368,263     178,453     546,716
       Variable interest rate                 286,919     180,822     467,741
                                              -------     -------     -------
       Total ................               $ 655,182     359,275   1,014,457
                                            =========     =======   =========


SECURITIES - Average total securities rose $49.3 million or 5.5% from 1994 to 1995, with mortgage-backed and other taxable securities increasing $33.6 million or 4.7%. The increase in tax-exempt securities of $15.7 million or 8.6% was due to the Company's continued ability to utilize tax-exempt income. Mortgage-backed securities represented 58.2% of total securities at December 31, 1995 compared to 56.1% at December 31, 1994. The primary risk of these types of securities is prepayment risk, which is continuously monitored to assess the impact on the yield of the portfolio. While the Company believes the yield on these securities adequately compensates for the risks unique to this type of investment, it is the Company's position to primarily acquire securities that carry limited risk of prepayment.

The table below sets forth the maturities of the Company's investment and mortgage-backed securities at December 31, 1995 and the weighted average yields of such securities.

TABLE XIV
MATURITY OF INVESTMENT AND MORTGAGE-BACKED SECURITIES

                                                                           Amortized Cost
                                  -----------------------------------------------------------------------------------------------
                                     Within 1 Year              1-5 Years                5-10 Years             After 10 Years
                                    ---------------         ----------------         -----------------        -----------------
(in thousands)                      Amount    Yield         Amount     Yield         Amount      Yield        Amount      Yield
--------------------                ------    -----         ------     -----         ------      -----        ------      -----
Governments and
       agencies ...............    $69,543     5.96%       $58,014      6.30%       $     --         --%      $     --        --%
State and political
       subdivisions ...........     24,158     7.24         67,653      8.15          80,636       7.93         16,346      8.32
Corporate bonds ...............     10,723     5.93         37,513      5.75              --         --             --        --
Mortgage-backed
       securities .............     81,447     6.06        265,244      6.49          78,641       6.46        143,609      6.88
Equity securities .............         --       --         16,133     10.22              --         --         17,303      7.25
Other securities ..............      5,947     7.21            994      6.48           2,393       7.22          1,137      5.48
                                  --------     ----       --------      ----        --------       ----       --------      ----
       Total ..................   $191,818     6.20%      $445,551      6.79%       $161,670       7.20%      $178,395      7.04%
                                  ========     ====       ========      ====        ========       ====       ========      ====


(wide table continued from above)

                                  ------------------
                                       Total
                                  ------------------
(in thousands)                    Amount       Yield
--------------                    ------       -----
Governments and
       agencies ...............   $127,557     6.12%
State and political
       subdivisions ...........    188,793     7.96
Corporate bonds ...............     48,236     5.79
Mortgage-backed
       securities .............    568,941     6.52
Equity securities .............     33,436     8.69
Other securities ..............     10,471     6.96
                                  --------     ----
       Total ..................   $977,434     6.79%
                                  ========     ====

The average maturity of the portfolio was 51 months at December 31, 1995, with an average tax-equivalent yield to maturity on the $977 million portfolio of 6.79%, unrealized gains of $14.8 million and unrealized losses of $4.0 million. At December 31, 1995, the market value of the Company's securities was $988.2 million or $10.8 million over its amortized cost. This compares to a market value of $886.5 million or $42.2 million under amortized cost at December 31, 1994. In accordance with FAS 115, the available for sale securities are recorded at market value. For further discussion and detail on the Company's securities portfolio, refer to Note C to the Consolidated Financial Statements.

Analysis of 1994 Compared with 1993

The following analysis compares 1994 consolidated financial results with 1993 results.

Net Income

Net income was $25.8 million or $2.15 per share in 1994 compared to $26.9 million or $2.24 per share in 1993. Included in the 1994 results were approximately $2.5 million of costs to consolidate certain operations and accounting functions. Excluding these expenses, net income for 1994 would have been $27.2 million or $2.27 per share, representing a $342 thousand or 1.3% increase over 1993.

Net Interest Income

Tax-equivalent net interest income for 1994 was $100.7 million, an increase of $7.0 million or 7.5% from 1993. Approximately 58.4% of that growth was due to assets acquired in the September 1993 purchase of Valley Bancshares, Inc. of Grand Forks, North Dakota ("Valley Bank"), and the September 1994 purchase of Dunn County Bankshares, Inc. of Menomonie, Wisconsin. Offsetting the increase in earning assets was a decrease in the net interest margin, which declined 12 basis points from 4.64% in 1993 to 4.52% in 1994.

The decrease in net interest margin was primarily due to a reduced spread in rates during 1994, as yields on earning assets continued to decline while costs on interest bearing liabilities increased slightly. The earning asset yield and net interest margin were impacted significantly by reduced investment portfolio yields. Contributing positively to the net interest margin, but not enough to offset the reduced rate spread and a somewhat less favorable mix of assets, were a decline in average nonaccruing loans and more free funds supporting earning assets.

Provision for Loan Losses

From December 31, 1993 to December 31, 1994, nonperforming loans decreased $3.3 million to $11.2 million, while the volume of at-risk performing loans also declined. These improvements in the quality of the loan portfolio, as well as generally favorable economic conditions in the communities served, resulted in a negative loan loss provision of $1.3 million in 1994. While the reserve to outstanding loan ratio decreased from 2.23% in 1993 to 1.87% in 1994, the reserve to nonperforming loan coverage increased from 190.7% to 241.3% during this time.

Noninterest Income

Noninterest income was $26.8 million in 1994 compared to $30.8 million in 1993, representing a $4.0 million or 13.1% decrease. Contributing to this decline in noninterest income was a $2.1 million difference between the $1.8 million of securities gains recorded in 1993 and the $270 thousand of security losses recorded in 1994. The losses resulted primarily from the sale of several corporate securities as the Company repositioned its available for sale investment portfolio to improve future returns. Gains on loans sold in the secondary market declined $2.3 million as the volume of real estate mortgage refinancing declined significantly during 1994 due to the rising interest rate environment. Gains from the sales of other assets decreased $600 thousand from 1993, consisting primarily of other real estate owned ("OREO"). An increase in service charges of $800 thousand helped to offset these declines.

Noninterest Expense

Noninterest expense increased $5.9 million or 7.4% from 1993 to 1994. Personnel costs, which accounted for 55.8% of noninterest expense, increased $3.8 million or 8.7% from 1993 to 1994, as salaries and wages increased 8.7% and the cost of employee benefits increased 8.8%. Affecting the increases in both salaries and benefits were $1.8 million of one-time costs associated with the consolidation of the Company's operations and accounting functions and $2.0 million in salaries and benefits relating to acquisitions.

Although non-personnel expenses collectively increased $2.0 million or 5.7% from 1993 to 1994, primarily attributable to operating costs of acquired affiliates, OREO expense declined $854 thousand or 100.8% from 1993. OREO expense declined significantly as a result of the decrease in other real estate holdings during the period of marked improvement and the quality of the Company's loan portfolio. Marketing expense increased $500 thousand, as the strategic corporate-wide communications and advertising campaign introduced early in 1993 continued throughout 1994.

Income Taxes

Income tax expense, which consists of provisions for federal and state income taxes, was $10.7 million for 1994, representing a decrease of $1.5 million from 1993. Comparing 1994 to 1993, the Company's effective tax rate also decreased from 31.3% to 29.4%, reflecting the impact of proportionately more tax-exempt than taxable income in 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                              December 31
                                                                                      --------------------------
(in thousands)                                                                           1995             1994
                                                                                      -----------    -----------
ASSETS
   Cash and due from banks ........................................................   $   127,786        116,041
   Interest bearing deposits ......................................................         3,008          1,612
   Investment securities (market value of $203,607 and $224,518, respectively) ....       198,515        229,639
   Mortgage-backed securities (market value of $116,772 and $149,015, respectively)       118,390        164,609
                                                                                      -----------    -----------
          TOTAL SECURITIES HELD TO MATURITY .......................................       316,905        394,248
   Investment securities available for sale .......................................       213,520        171,778
   Mortgage-backed securities available for sale ..................................       454,343        341,185
                                                                                      -----------    -----------
          TOTAL SECURITIES AVAILABLE FOR SALE .....................................       667,863        512,963
   Loans ..........................................................................     1,630,100      1,446,642
       Reserve for loan losses ....................................................       (28,253)       (26,946)
       Unearned discount ..........................................................        (3,484)        (3,514)
                                                                                      -----------    -----------
          NET LOANS ...............................................................     1,598,363      1,416,182
   Premises and equipment, net ....................................................        44,252         36,702
   Interest receivable and other assets ...........................................        54,055         59,964
                                                                                      -----------    -----------
          TOTAL ASSETS ............................................................   $ 2,812,232      2,537,712
                                                                                      ===========    ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
   Noninterest bearing deposits ...................................................   $   326,531        285,658
   Interest bearing deposits ......................................................     1,915,776      1,738,806
                                                                                      -----------    -----------
          TOTAL DEPOSITS ..........................................................     2,242,307      2,024,464
   Federal funds purchased and repurchase agreements ..............................       187,100        204,061
   Other short-term borrowings ....................................................        69,427         41,940
   Long-term debt .................................................................        25,568         18,215
   Accrued expenses and other liabilities .........................................        38,633         29,694
                                                                                      -----------    -----------
          TOTAL LIABILITIES .......................................................     2,563,035      2,318,374
   Minority interests .............................................................         9,112          8,240
   Redeemable preferred stock, $100 par, 80,000 shares authorized;
          71,594 shares issued; 21,437 and 71,594 shares outstanding, respectively          2,144          7,252
   Redeemable class A common stock, 960,000 shares
          issued and outstanding ..................................................        19,035         16,308
   Shareholder's equity
       Common stock
          Class A, no par, 12,000,000 shares authorized;
                          240,000 shares issued and outstanding ...................            57             57
          Class B, no par, 10,800,000 shares authorized,
                          issued and outstanding ..................................         2,562          2,562
   Retained earnings ..............................................................       212,392        196,259
   Net unrealized gain (loss) on securities available for sale ....................         3,895        (11,340)
                                                                                      -----------    -----------
          TOTAL SHAREHOLDER'S EQUITY ..............................................       218,906        187,538
                                                                                      -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ..............................   $ 2,812,232      2,537,712
                                                                                      ===========    ===========



See notes to consolidated financial statements.


                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except per share amounts)                               Year Ended December 31
                                                                   --------------------------------
                                                                     1995       1994       1993
                                                                   --------------------------------
INTEREST INCOME
       Loans, including fees ...................................   $141,754    113,295     100,831
       Securities
             Taxable ...........................................     47,006     39,091      39,091
             Tax-exempt ........................................     10,839      9,748       9,163
       Federal funds sold ......................................         --         37          44
       Other ...................................................        182         96          63
                                                                   --------    -------     -------
             Total interest income .............................    199,781    162,267     149,192
                                                                   --------    -------     -------
INTEREST EXPENSE
       Deposits ................................................     84,872     59,187      57,536
       Federal funds purchased and repurchase agreements .......      8,175      6,771       4,372
       Other borrowed funds ....................................      6,089      2,226         190
                                                                   --------    -------     -------
             Total interest expense ............................     99,136     68,184      62,098
                                                                   --------    -------     -------

             Net interest income ...............................    100,645     94,083      87,094
       Provision for loan losses ...............................      1,780     (1,300)     (1,000)
                                                                   --------    -------     -------
             Net interest income after provision for loan losses     98,865     95,383      88,094
                                                                   --------    -------     -------
NONINTEREST INCOME
       Service charges .........................................     11,047      9,627       8,823
       Insurance ...............................................      5,503      4,716       4,671
       Trust ...................................................      4,784      4,502       4,462
       Gain on sale of loans ...................................      1,302      1,649       3,949
       Gain (loss) on sale of securities .......................        304       (270)      1,785
       Other ...................................................      4,952      6,544       7,126
                                                                   --------    -------     -------
             Total noninterest income ..........................     27,892     26,768      30,816
                                                                   --------    -------     -------
NONINTEREST EXPENSE
       Salaries and wages ......................................     37,325     36,556      33,633
       Employee benefits .......................................     10,878     11,254      10,340
       Occupancy ...............................................      5,433      4,871       4,614
       Furniture and equipment .................................      5,020      4,320       3,994
       Data processing fees ....................................      7,334      7,031       6,595
       FDIC premiums and examination fees ......................      2,901      4,719       4,449
       Other ...................................................     18,405     16,885      16,137
                                                                   --------    -------     -------
             Total noninterest expense .........................     87,296     85,636      79,762
                                                                   --------    -------     -------
INCOME BEFORE INCOME TAX EXPENSE ...............................     39,461     36,515      39,148
       Income tax expense ......................................     12,325     10,718      12,263
                                                                   --------    -------     -------
NET INCOME .....................................................   $ 27,136     25,797      26,885
                                                                   ========     ======      ======
Per common share amounts
       Net income ..............................................   $   2.26       2.15        2.24

       Dividends paid ..........................................   $   0.80       0.78        0.60


See notes to consolidated financial statements.


                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY



                                                                                             Net Unrealized
                                                                                             Gain (Loss) on
                                                                             Common Stock      Securities
                                                                         --------------------  Available    Retained
(in thousands, except per share amounts)                                 Class A      Class B   for Sale    Earnings      Total
                                                                         ------------------------------------------------------
BALANCE, DECEMBER 31, 1992 ..........................................   $     57       2,562                 163,027    165,646
Net income ..........................................................                                         26,885     26,885
Dividends, $.60 per share ...........................................                                         (7,200)    (7,200)
Allocation of net income in excess of dividends
       and net unrealized gain (loss) on securities available
       for sale to redeemable class A common stock ..................                               (407)     (1,575)    (1,982)
Net unrealized gain (loss) on securities available for sale .........                              5,085                  5,085
                                                                         ------------------------------------------------------
BALANCE, DECEMBER 31, 1993 ..........................................         57       2,562       4,678     181,137    188,434
Net income ..........................................................                                         25,797     25,797
Dividends, $.78 per share ...........................................                                         (9,360)    (9,360)
Allocation of net income in excess of dividends and change
       in net unrealized gain (loss) on securities available
       for sale to redeemable class A common stock ..................                              1,393      (1,315)        78
Change in net unrealized gain (loss) on securities available for sale                            (17,411)               (17,411)
                                                                         ------------------------------------------------------
BALANCE, DECEMBER 31, 1994 ..........................................         57       2,562     (11,340)    196,259    187,538
Net income ..........................................................                                         27,136     27,136
Dividends, $.80 per share ...........................................                                         (9,600)    (9,600)
Change in net unrealized gain (loss) on securities available for sale                             16,559                 16,559
Allocation of net income in excess of dividends and change
       in net unrealized gain (loss) on securities available
       for sale to redeemable class A common stock ..................                             (1,324)     (1,403)    (2,727)
Change in net unrealized gain (loss) on securities available for sale                             16,559                 16,559
                                                                         ------------------------------------------------------
BALANCE, DECEMBER 31, 1995 ..........................................   $     57       2,562       3,895     212,392    218,906
                                                                         ======================================================


See notes to consolidated financial statements.




                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31
                                                                          -----------------------------------
(in thousands)                                                               1995         1994         1993
                                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income .......................................................   $  27,136       25,797       26,885
     Adjustments to reconcile net income to net cash
         provided by operating activities
            Provision for loan losses .................................       1,780       (1,300)      (1,000)
            Depreciation and amortization .............................       6,525        9,531       11,521
            Deferred income taxes .....................................       1,074         (459)         161
            Minority interests in earnings of subsidiaries ............       1,277        1,271        1,408
            (Gain) loss on sale of securities .........................        (304)         270       (1,785)
            Valuation writedown on other real estate owned ............          13            6          235
            Gains on sale of other real estate owned, net .............        (517)      (1,471)      (2,072)
            Other assets and liabilities, net .........................       2,758         (793)        (712)
     Proceeds from sales of other real estate owned ...................       2,192        4,466        7,590
     Cash receipts related to loans originated specifically for resale       74,672       81,401      200,584
     Cash payments related to loans originated specifically for resale      (73,370)     (79,752)    (196,635)
                                                                          ---------    ---------    ---------
            Net cash provided by operating activities .................      43,236       38,967       46,180
                                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Deposits in other banks, net .....................................      (1,396)          11           92
     Federal funds sold, net ..........................................          --       21,547       (4,382)
     Purchases of securities ..........................................    (294,049)    (349,404)    (557,495)
     Proceeds from maturities of securities ...........................     147,373      156,876      330,359
     Proceeds from sales of securities ................................     112,886      143,593      232,444
     Loans, net .......................................................    (149,885)    (163,484)     (39,181)
     Business acquisitions, net of cash acquired ......................      (1,469)       1,621      (17,946)
     Acquisition of premises and equipment ............................     (11,540)      (5,913)      (5,666)
                                                                          ---------    ---------    ---------
            Net cash used by investing activities .....................    (198,080)    (195,153)     (61,775)
                                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Noninterest bearing deposits, net ................................      36,160        5,781       23,794
     Interest bearing deposits (excluding certificates of deposit), net      16,692      (32,545)      25,661
     Certificates of deposits, net ....................................     119,120       97,316      (36,245)
     Federal funds purchased and repurchase agreements, net ...........     (16,961)      68,016       10,317
     Other short-term borrowings, net .................................      25,611       29,889        5,175
     Long-term debt, net ..............................................       1,780       13,924         (105)
     Minority interests acquired and dividends paid ...................      (1,105)      (1,098)      (1,687)
     Redeemable preferred stock .......................................      (5,108)          --           --
     Dividends paid ...................................................      (9,600)      (9,360)      (7,200)
                                                                          ---------    ---------    ---------
            Net cash provided by financing activities .................     166,589      171,923       19,710
                                                                          ---------    ---------    ---------
            Net increase in cash and due from banks ...................      11,745       15,737        4,115
     Cash and due from banks
         Beginning of year ............................................     116,041      100,304       96,189
                                                                          ---------    ---------    ---------
         End of year ..................................................   $ 127,786      116,041      100,304
                                                                          =========    =========    =========

Supplemental disclosures of cash flow information
     Cash paid during the year for interest ...........................   $  89,977       64,366       62,515
     Cash paid during the year for income taxes .......................       8,640       13,270       11,061

See notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  ACCOUNTING POLICIES

NATURE OF BUSINESS - Bremer Financial Corporation (the "Company") is a regional multi-state bank holding company headquartered in St. Paul, Minnesota. The Company is a majority owner of fourteen subsidiary banks which draw most of their deposits from and make substantially all of their loans within the states of Minnesota, North Dakota, and Wisconsin. Additionally, the Company also provides trust, insurance, and investment services to its customers through wholly-owned nonbanking subsidiaries.

The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and general practices within the financial services industry. The more significant accounting policies are summarized below:

CONSOLIDATION - The consolidated financial statements include the accounts of the Company (a bank holding company majority owned by the Otto Bremer Foundation) and all banks and financial service subsidiaries in which the Company has a majority interest. All significant intercompany accounts and transactions have been eliminated.

CASH FLOWS - For purposes of this statement, the Company has defined cash equivalents as cash and due from banks. During the years ended December 31, 1995, 1994 and 1993, the Company received real estate valued at $1,312,000, $506,000, and $3,823,000, respectively, in satisfaction of outstanding loan balances. During the years ended December 31, 1995 and 1994, the Company issued installment notes totaling $5,577,000 and $3,801,000, respectively, and redeemable preferred stock during 1994 of $7,160,000, in connection with acquisitions. Preferred Stock issued in 1994 totaling $5,108,000 was redeemed during 1995.


INVESTMENT AND MORTGAGE-BACKED SECURITIES - The Company classifies and accounts for debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), adopted in 1993. The Company does not engage in trading activities.

Held to maturity securities consist of debt securities which the Company has the intent and ability to hold to maturity, and are valued at amortized historical cost, increased for accretion of discounts and reduced by amortization of premiums, computed by the constant-yield method. Under certain circumstances (including the deterioration of the issuer's creditworthiness or a change in tax law or statutory or regulatory requirements), securities held to maturity may be sold or transferred to another portfolio.

Available for sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity or changes in the availability or yield of alternative investments. These securities are valued at current market value with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax and minority interest effects and the resultant allocation to redeemable class A common stock, as a separate component of shareholder's equity until realized. Gains or losses on these securities are computed based on the adjusted cost of the specific securities sold.

LOANS - Interest income is accrued on loan balances based on the principal amount outstanding. Loans are reviewed regularly by management and placed on nonaccrual status when the collection of interest or principal is unlikely. Thereafter, no interest is recognized as income unless received in cash or until such time the borrower demonstrates the ability to pay interest and principal. Certain net loan and commitment fees are deferred and amortized over the life of the related loan or commitment as an adjustment of yield.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (FAS 114 and
118). Under the Company's credit policies and practices, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans plus certain other credits identified by the Company meet the definition of impaired loans under FAS 114 and 118. Impaired loans as defined by FAS 114 and 118 exclude certain large groups of smaller balance homogeneous loans such as consumer loans and residential real estate loans. Under these statements, loan impairment is required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. The adoption of FAS 114 and 118 did not have a material effect on the Company's financial position or results of operations.

RESERVE FOR LOAN LOSSES - Management determines the adequacy of the reserve based upon a number of factors, including credit loss experience and a continuous review of the loan portfolio. Being an estimate, the reserve is subject to change through evaluation of the loan composition, economic conditions, and the economic prospects of borrowers.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization computed principally on accelerated methods based on estimated useful lives.

OTHER REAL ESTATE - Other real estate owned, which is included in other assets, represents properties acquired through foreclosure and other proceedings recorded at the lower of the amount of the loan satisfied or fair value. Any write-down to fair value at the time of foreclosure is charged to the reserve for loan losses. Property is appraised periodically to ensure that the recorded amount is supported by the current fair value. Market write-downs, operating expenses and losses on sales are charged to other expenses. Income, including gains on sales, is credited to other income.

INTANGIBLE ASSETS - Intangible assets consist primarily of goodwill, which is currently being amortized over a 15 year period.

INCOME TAXES - Bremer Financial Corporation and subsidiaries file a consolidated federal tax return, accounting for income taxes under FAS 109. Deferred taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Such differences are primarily related to the differences between providing for loan losses for financial reporting purposes while deducting charged-off loans for tax purposes.

ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

EARNINGS PER SHARE CALCULATIONS - Earnings per common share have been computed using 12,000,000 common shares for all periods. See Note N.

RECLASSIFICATIONS - Certain amounts have been reclassified to provide consistent presentation among the various accounting periods shown. The reclassifications have no effect on previously reported net income or total shareholder's equity.

NOTE B:  RESTRICTIONS ON CASH AND DUE FROM BANKS

Subsidiary Banks are required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances was approximately $12,177,000 and $9,837,000 for the years ended December 31, 1995 and 1994, respectively.

NOTE C:   INVESTMENT AND MORTGAGE-BACKED SECURITIES

At December 31, 1995 and 1994, investment and mortgage-backed securities with amortized cost of $606,895,000 and $550,208,000, respectively, were pledged as collateral to secure public deposits and for other purposes. The amortized cost and estimated market value by maturity at December 31, 1995, are shown below (contractual maturity or, if earlier, call dates are used):

                                        Held to Maturity                    Available for Sale
                               -----------------------------------    -----------------------------------
                                  Amortized            Market            Amortized           Market
(in thousands)                      Cost               Value               Cost               Value
----------------------------   ----------------    ---------------    ----------------   ----------------
Within 1 year ..............           $73,356             72,993             118,462            117,323
1 - 5 years ................           135,218            134,816             310,333            315,976
5 - 10 years ...............            87,567             91,142              74,103             76,174
After 10 years .............            20,764             21,428             157,631            158,390
                               ----------------    ---------------    ----------------   ----------------
     Total .................          $316,905            320,379             660,529            667,863
                               ================    ===============    ================   ================



The amortized cost and market value of investment and mortgage-backed securities available for sale as of December 31 consist of the following:

                                         1995                                         1994
                     ------------------------------------------   -----------------------------------------
                                    Gross      Gross                            Gross       Gross
                      Amortized  Unrealized  Unrealized  Market    Amortized  Unrealized Unrealized  Market
(in thousands)          Cost        Gains      Losses    Value       Cost       Gains      Losses    Value
                     ------------------------------------------   -----------------------------------------
Governments .......   $ 76,335        851         63     77,123     79,517         --      2,202     77,315

State and political
    subdivisions ..     41,500        431          8     41,923     17,486          6         91     17,401

Corporate bonds ...     48,236        130        319     48,047     43,307          7      1,312     42,002

Mortgage-backed
    securities ....    450,551      5,257      1,465    454,343    356,154        502     15,471    341,185

Equity securities .     33,436      2,718         15     36,139     30,549         --      2,221     28,328

Other .............     10,471         27        210     10,288      7,382         --        650      6,732
                     ------------------------------------------   -----------------------------------------
       Total ......   $660,529      9,414      2,080    667,863    534,395        515     21,947    512,963
                     ==========================================   =========================================

(TABLE CONTINUED)

                                         1993
                     -----------------------------------------
                                  Gross      Gross
                     Amortized  Unrealized  Unrealized  Market
(in thousands)         Cost       Gains      Losses     Value
                     -----------------------------------------

Governments .......    58,504        589         17     59,076

State and political
    subdivisions ..        --         --         --         --

Corporate bonds ...    68,583        309         71     68,821

Mortgage-backed
    securities ....   320,180      8,415        480    328,115

Equity securities .    12,779        264         62     12,981

Other .............     6,269         22        110      6,181
                     -----------------------------------------
       Total ......   466,315      9,599        740    475,174
                     =========================================


Proceeds from sales of investments and mortgage-backed securities were $112,886,000, $143,593,000, and $232,444,000, for 1995, 1994, and 1993,
respectively. Gross gains of $938,000, $1,583,000, and $2,219,000 were realized on those sales for 1995, 1994, and 1993, respectively. Gross losses were $634,000, $1,853,000 and $434,000 for 1995, 1994, and 1993, respectively.

A summary of amortized cost and market values of investment and mortgage-backed securities held to maturity at December 31 consist of the following:


                                         1995                                        1994
                      -------------------------------------------------------------------------------------
                                   Gross       Gross                           Gross       Gross
                      Amortized Unrealized  Unrealized  Market    Amortized  Unrealized Unrealized  Market
(in thousands)           Cost      Gains      Losses    Value       Cost       Gains      Losses    Value
                      -----------------------------------------   -----------------------------------------
Government agencies   $ 51,222        240         54     51,408     69,956         14      2,176     67,794

State and political
    subdivisions ..    147,293      5,160        254    152,199    159,683      1,889      4,848    156,724

Mortgage-backed
    securities ....    118,390          3      1,621    116,772    164,609         --     15,594    149,015

                      -----------------------------------------   -----------------------------------------
         Total        $316,905      5,403      1,929    320,379    394,248      1,903     22,618    373,533
                      =========================================   =========================================


(TABLE CONTINUED)

                                          1993
                      -----------------------------------------
                                   Gross     Gross
                      Amortized Unrealized Unrealized   Market
(in thousands)          Cost       Gains     Losses     Value
                      -----------------------------------------

Government agencies     72,533        922        121     73,334

State and political
    subdivisions ..    168,653      7,588         60    176,181

Mortgage-backed
    securities ....    159,094        129      1,483    157,740

                      -----------------------------------------
         Total         400,280      8,639      1,664    407,255
                      =========================================

State and political subdivision investments largely involve governmental entities within the Company's market area.


NOTE D:  LOANS

The Company is engaged in lending activities with borrowers in a wide variety of industries. Lending is concentrated in the areas in which its Subsidiary Banks are located. Loans at December 31 consist of the following:


(in thousands)                          1995               1994
-------------------------------    ----------------   ----------------
Commercial and other .........            $331,605            292,643
Commercial real estate .......             313,287            282,203
     Construction ............              31,952             26,421
Agricultural .................             350,786            299,127
Residential real estate ......             322,296            293,671
     Construction ............              11,511             10,577
Consumer .....................             221,727            192,865
Tax-exempt ...................              46,936             49,135
                                   ----------------   ----------------
         Total ...............          $1,630,100          1,446,642
                                   ================   ================


Nonperforming loans were $10,248,000 and $11,165,000 at December 31, 1995 and 1994, respectively. Nonperforming loans include nonaccrual and restructured loans. Restructured loans are those for which the terms (principal and/or interest) have been modified as a result of the inability of the borrower to meet the original terms of the loan.

The effect of nonaccrual and restructured loans on interest income for each of the three years ended December 31 was as follows:


(in thousands)                     1995     1994      1993
-------------------------------   ------   ------    ------
Interest Income
       As originally contracted   $1,575    1,662     2,043
       As recognized ..........     (429)    (346)     (344)
                                  ------   ------    ------
Reduction Of Interest
       Income .................   $1,146    1,316     1,699
                                  ======   ======    ======


Other nonperforming assets, consisting of other real estate owned, amounted to $380,000 and $1,208,000 at December 31, 1995 and 1994, respectively.

Loans totaling $45,300,000 and $12,000,000 were pledged to secure Federal Home Loan Bank (FHLB) advances at December 31, 1995 and 1994, respectively.

The Company and its subsidiaries have granted loans to the officers and directors (the "Group") of significant subsidiaries. The aggregate dollar amount of loans to the Group was $14,115,000 and $13,913,000 at December 31, 1995 and 1994, respectively. During 1995, $11,460,000 of new loans were made, repayments totaled $10,459,000, and changes in the composition of the Group or their associations decreased loans outstanding by $799,000. Rates on these loans were made at the prevailing market rates.

NOTE E:  RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are as follows:


(in thousands)                               1995       1994        1993
---------------------------------------   --------    --------    --------
Beginning of year .....................   $ 26,946      27,624      27,344
     Charge-offs ......................     (2,834)     (2,065)     (3,022)
     Recoveries .......................      1,610       1,814       2,705
                                          --------    --------    --------
         Net charge-offs ..............     (1,224)       (251)       (317)
     Provision for loan loss ..........      1,780      (1,300)     (1,000)
     Reserve related to acquired assets        751         873       1,597
                                          --------    --------    --------
End of year ...........................   $ 28,253      26,946      27,624
                                          ========    ========    ========


NOTE F:  PREMISES AND EQUIPMENT

Premises and equipment at December 31 consist of the following:


(in thousands)                        1995      1994
---------------------------------   -------   -------
Land ............................   $ 6,582     5,022
Buildings and improvements ......    47,057    43,952
Furniture and equipment .........    35,331    30,448
                                    -------   -------
     Total premises and equipment    88,970    79,422
Less: accumulated depreciation
     and amortization ...........    44,718    42,719
                                    -------   -------
Premises and equipment, net .....   $44,252    36,703
                                    =======   =======


NOTE G:   SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds and repurchase agreements (which generally mature within one to sixty days of the transaction date), treasury, tax and loan notes (which generally mature within one to thirty days), and FHLB advances (which mature within one year).

Information related to short-term borrowings for the three years ended December 31 is provided below:


                                      Federal Funds           Federal Home             Treasury
                                      and Repurchase            Loan Bank            Tax and Loan
(dollars in thousands)                  Agreements             Borrowings               Notes
--------------------------------   --------------------   -------------------     -----------------
Balance at December 31
       1993 ....................         $136,045                     --                12,051
       1994 ....................          204,061                 33,000                 8,940
       1995 ....................          187,100                 64,500                 4,927

Weighted average interest rate
  at December 31
       1993 ....................             3.09%                    --                  2.70
       1994 ....................             5.04                   6.01                  5.36
       1995 ....................             5.12                   5.84                  5.24

Maximum amount outstanding at
  any month end
       1993 ....................         $167,949                     --                12,624
       1994 ....................          233,467                 69,860                14,032
       1995 ....................          193,777                 95,990                21,083

Average amount outstanding
  during the year
       1993 ....................         $133,107                     --                 6,012
       1994 ....................          162,257                 29,957                 6,972
       1995 ....................          154,453                 67,203                 8,279


Weighted average interest rate
  during the year
       1993 ....................             3.29%                    --                  2.69
       1994 ....................             4.23                   4.99                  3.61
       1995 ....................             5.30                   6.01                  5.57



NOTE H:  LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) at December 31 consists of the following:


(in thousands)                                1995      1994
------------------------------------------   -------   -------
Federal Home Loan Bank borrowings ........   $16,200    14,000
Installment promissory notes issued 9/1/94     3,887     3,970
Installment promissory notes issued 2/1/95       446        --
Installment promissory notes issued 5/2/95     4,870        --
Other ....................................       165       245
                                             -------   -------
   Total .................................   $25,568    18,215
                                             =======   =======


The FHLB borrowings bear interest at rates ranging from 5.74% to 7.35%, with maturity dates from 1996 through 2000.

The promissory notes issued 9/1/94 primarily relate to notes bearing interest at 1% below the Company's reference rate of 7.50% at December 31, 1995, and are due in annual installments through 1999.

The promissory notes issued 2/1/95 relate to notes bearing interest at 8.53% and are due in annual installments through 2000.

The promissory notes issued 5/2/95 relate to notes bearing interest at 100 basis points above the five-year Treasury rate as of May 1, 1995, and repricing every five years. The interest rate as of December 31, 1995 was 7.83% and the notes are due in annual installments through 2007.

Other long-term debt at December 31, 1995 bears interest at 6.00% and is due in annual installments through 1997.

Maturities of long-term debt outstanding at December 31, 1995, were as follows:


(in thousands)
-------------------------------------------------
1996 .........................            $2,743
1997 .........................            16,748
1998 .........................               947
1999 .........................             1,702
2000 .........................               673
Thereafter ...................             2,755
                                     ------------
     Total ...................           $25,568
                                     ============


The Company had an unused line of credit of $10 million with a bank at December 31, 1995. Borrowings under this line are noncollateralized and would bear interest at an applicable reserve adjusted certificate of deposit rate. The line of credit expires on April 30, 1997.


NOTE I:   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with FAS 107, the Company is required to disclose the estimated fair values of the Company's financial instruments. For the Company, most of its assets and liabilities are considered financial instruments as defined in FAS
107. Many of the Company's financial instruments, however, lack an available trading market which is characterized by an exchange transaction of the instrument by a willing buyer and seller. It is also the Company's general practice and intent to hold most of its financial instruments to maturity and not engage in trading activities. Therefore, significant estimations and present value calculations were utilized by the Company for purposes of this disclosure. The use of different market assumptions and/or estimation methodologies may have a material effect on these estimated fair value amounts.

The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 1995 and 1994. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1995 and, therefore, current estimates of fair value may differ from the amounts presented. As of December 31, carrying amounts and estimated fair values are:


                                                 1995                          1994
                                      ----------------------------    ----------------------------
                                                      Estimated                       Estimated
                                        Carrying        Fair            Carrying        Fair
(in thousands)                           Amount         Value            Amount         Value
-----------------------------------   ----------------------------    ----------------------------
ASSETS
     Cash and due from banks ......        $127,786       127,786           116,041       116,041
     Interest bearing deposits ....           3,008         3,008             1,612         1,612
     Securities held to maturity ..         316,905       320,379           394,248       373,533
     Securities available for sale          667,863       667,863           512,963       512,963
     Loans ........................       1,626,616     1,678,937         1,443,128     1,422,199

LIABILITIES
     Demand deposits ..............       1,013,415     1,013,415           954,028       954,028
     Time deposits ................       1,228,892     1,261,969         1,070,436     1,059,210
     Short-term borrowings ........         256,527       256,527           246,001       246,001
     Long-term debt ...............          25,568        26,169            18,215        18,194



CASH AND DUE FROM BANKS, INTEREST BEARING DEPOSITS, AND FEDERAL FUNDS SOLD - The carrying values for these financial instruments approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

SECURITIES - Fair values of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using market prices for similar assets. As required by FAS 115, securities available for sale are carried at fair market value.

LOANS - The fair value of loans (net of unearned discount) is estimated by discounting the future cash flows using the current rates at which similar loans would be made to qualified borrowers and for the same remaining maturities, adjusted by a related portion of the reserve for loan losses.

DEPOSITS - The estimated fair value of deposits with no stated maturity, such as non-interest bearing savings and money-market checking accounts, is the amount payable on demand. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS - Due to the short term nature of repricing and maturities of these instruments, fair value is considered carrying value.

LONG-TERM DEBT - The majority of the long-term debt reprices monthly, and therefore, fair value is considered carrying value. For fixed rate debt, the fair value is determined by discounting future cash flows at current rates for debt with similar remaining maturities.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - The estimated fair value of these instruments, such as loan commitments and standby letters of credit, approximates their off-balance sheet carrying value due to repricing ability and other terms of the contracts.

NOTE J:  EMPLOYEE BENEFIT PLANS

PENSION PLAN - The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on age, years of service and the employee's highest average compensation during 60 consecutive months of the last 120 months of employment. The Company's funding policy is to contribute annually an amount approximating the Company's annual net pension expense.

Contributions are intended to provide for benefits attributed to service to date and for those expected to be earned in the future. The following table sets forth the plan's funded status and amount recognized in the Company's balance sheet at December 31:


(in thousands)                            1995        1994
-------------------------------------   --------    --------
Accumulated benefit obligation,
     including vested benefits of
     $11,302 in 1995, and $8,828
     in 1994 ........................   $ 14,089      11,323
Increase due to salary projections ..      6,159       4,524
                                        --------    --------

Projected benefit obligation for
     service rendered to date .......     20,248      15,847
Plan assets (marketable securities)
     at fair value ..................    (18,667)    (13,880)
                                        --------    --------

Projected benefit obligation in
     excess of plan assets ..........      1,581       1,967
Unrecognized actuarial gain (loss) ..       (162)       (592)
Prior service cost not yet recognized
     in net periodic expense ........       (734)       (466)
                                        --------    --------
         Accrued pension expense ....   $    685         909
                                        ========    ========


Net periodic pension cost includes the following components:


(in thousands)                   1995       1994
-----------------------------   -------    -------
Service cost - benefits
     earned during the period   $   973      1,143
Interest cost on projected
     benefit obligation .....     1,434      1,279
Actual return on plan assets     (3,645)       202
Net amortization and deferral     2,526     (1,258)
                                -------    -------
         Net pension cost ...   $ 1,288      1,366
                                =======    =======


The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 5.0%, respectively, at December 31, 1995, and 8.5% and 5.0%, respectively, at December 31, 1994. The expected long-term rate of return on assets in 1995, 1994, and 1993 was 9.0%.

OTHER POSTRETIREMENT BENEFITS - The Company provides certain retiree health care benefits relating primarily to medical insurance co-payments to retired employees between the ages of 55 and 65. In accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (FAS 106), the Company accrues the cost of these benefits during the employees' active service.

The following table sets forth the unfunded plan's accumulated postretirement obligation on the Company's balance sheet at December 31:


(in thousands)                             1995     1994
---------------------------------------   ------   ------
Retirees ..............................   $  240      466
Fully eligible active plan participants      377      343
Other active plan participants ........    1,158      875
                                          ------   ------
         Total ........................   $1,775    1,684
                                          ======   ======


Net periodic postretirement benefit cost includes the following components:


(in thousands)                              1995     1994
----------------------------------------   -----    -----
Service cost - benefits earned
     during the period .................   $ 106      118
Interest cost on accumulated
     postretirement benefit obligation .     130      138
Net amortization and deferral ..........    (106)     (87)
                                           -----    -----
         Net postretirement benefit cost   $ 130      169
                                           =====    =====


For the 1995 measurements, the assumed annual rate of increase in the per capita cost of covered health care benefits was 10.5% for 1995 and 9.6% for 1996; the rate was assumed to decrease gradually to 5.0% for 2001 and remain at that level thereafter. The health care cost trend assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1995 by $219,000 and the aggregate of the service cost and interest cost components of net periodic post-retirement benefit cost for the year then ended by $32,000.

The weighted average discount rates used in determining the accumulated postretirement benefit obligation at December 31, 1995 and 1994 were 7.5% and 8.5%, respectively.

OTHER POSTEMPLOYMENT BENEFITS - The Company accounts for postemployment benefits in accordance with Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits" (FAS 112), adopted in 1994. The adoption of FAS 112 had no material impact on income in 1994.

PROFIT SHARING PLAN - The profit sharing plan is a defined contribution plan with contributions made by the participating employers. The profit sharing plan is noncontributory at the employee level, except for the employees' option to contribute under a 401(k) savings plan available as part of the profit sharing plan.

Contributions are calculated using a formula based primarily upon the Company's earnings. ContributionS expense for the plan were $1,560,000, $1,893,000, and $1,718,000 for 1995, 1994, and 1993, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN - The ESOP is a defined contribution plan covering substantially all employees, with contributions made exclusively by the Company on a discretionary year-by-year basis. Contribution expense for the plan was $350,000, $140,000, and $300,000 in 1995, 1994, and 1993, respectively.

NOTE K:  OTHER NONINTEREST EXPENSE

Other noninterest expense consists of the following:


(in thousands)                           1995      1994       1993
-------------------------------------   -------   -------    -------
Printing, postage and office supplies   $ 4,599     3,918      3,723
Marketing ...........................     3,041     2,954      2,440
Other real estate owned .............        84       (63)       791
Other ...............................    10,681    10,076      9,183
                                        -------   -------    -------
     Total ..........................   $18,405    16,885     16,137
                                        =======   =======    =======


NOTE L:  INCOME TAXES

The components of the provision for income taxes are as follows:


(in thousands)               1995      1994      1993
-------------------------  --------   -------  -------
Current
     Federal ...........     $8,295     8,236    8,665
     State .............      2,956     2,941    3,437
     Deferred ..........      1,074      (459)     161
                           --------   -------  -------
          Total ........    $12,325    10,718   12,263
                           ========   =======  =======


A reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate is as follows:


(in thousands)                           1995        1994        1993
------------------------------------   --------    --------    --------
Tax at statutory rate ..............   $ 13,811      12,780      13,702
Plus state income tax, net
     of federal tax benefits .......      1,922       1,912       2,234
                                       --------    --------    --------
                                         15,733      14,692      15,936
Less tax effect of:
     Interest on state and political
          subdivision securities ...      2,980       2,855       2,680
     Other tax-exempt interest .....      1,553       1,196       1,228
     Amortization ..................        (93)        105         307
     Minority interest in earnings .       (511)       (508)       (563)
     Other .........................       (521)        326          21
                                       --------    --------    --------
                                          3,408       3,974       3,673
                                       --------    --------    --------
Income tax expense .................   $ 12,325      10,718      12,263
                                       ========    ========    ========


The following table sets forth the temporary differences comprising the net deferred taxes included with interest receivable and other assets on the consolidated balance sheet at December 31:


(in thousands)                                             1995       1994
-------------------------------------------------------   -------   -------
Deferred tax assets
     Provision for loan losses ........................   $11,135    10,725
     Employee compensation and benefits accruals ......     1,425     1,637
     Deferred income ..................................       208       908
     Unrealized losses on securities available for sale        --     8,433
     Other ............................................        --       579
                                                          -------   -------
          Total .......................................    12,768    22,282
                                                          -------   -------
Deferred tax liabilities
     Deferred expense .................................     1,334     1,028
     Depreciation .....................................     1,402     1,092
     Unrealized gains on securities available for sale      2,933        --
     Other ............................................       665        80
                                                          -------   -------
          Total .......................................     6,334     2,200
                                                          -------   -------
Net deferred tax assets ...............................   $ 6,434    20,082
                                                          =======   =======


NOTE M:  COMMITMENTS AND CONTINGENCIES

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations at December 31:


(in thousands)                1995       1994
-------------------------   --------   --------
Standby letters of credit   $ 39,889     30,516
Loan commitments ........    325,692    303,782
                            ========   ========


Standby letters of credit represent a conditional commitment to satisfy an obligation to a third party, generally to support public and private borrowing arrangements, on behalf of the customer. Loan commitments represent contractual agreements to provide funding to customers over a specified time period as long as there is no violation of any condition of the contract. These loans generally will take the form of operating lines.

The Company's potential exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The credit risk associated with letters of credit and loan commitments is substantially the same as extending credit in the form of a loan; therefore, the same credit policies apply in evaluating potential letters of credit or loan commitments. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management's credit evaluation. Collateral held varies, but includes accounts receivable, inventory, and productive assets.

Under a substantially noncancelable contract, the Company is obligated to pay approximately $4 million in annual fees, through February 1997, to its data processing provider. In addition, the Company has a related contract which covers item processing services to the Company's subsidiary banks through March 1997. The costs under this contract are calculated in accordance with a volume-based fee schedule, which is subject to change annually.

The Company is routinely involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or operations.

The Company issued redeemable preferred stock of Dunn County Bankshares, Inc. ("DCBI") in connection with the acquisition of Menomonie, Wisconsin operation on September 1, 1994. This stock is cumulative, pays dividends of 3.85% annually, and is generally redeemable at par value plus unpaid dividends after the earlier to occur of (i) the death of the holder, or (ii) the lapse of 5 years from the date of issuance.

NOTE N:  COMMON STOCK

The Company has authorized 12,000,000 shares of class A common stock and 10,800,000 shares of class B common stock. The shares of class A common stock have full rights to vote on all matters properly before the Company's shareholders, including the election of the Company's directors. The class B common stock, all of which is held by the Otto Bremer Foundation, is non-voting except with respect to certain extraordinary corporate transactions, upon which the holders would have the right to vote on an equivalent per share basis with the holders of class A common stock.

Each share of class B common stock is convertible into one share of class A common stock upon the occurrence of the following events: (i) at the affirmative election of a third party or entity, upon the transfer of class B common stock from the Otto Bremer Foundation to any third party or entity, or (ii) at the affirmative election of the holder of class B common stock, if cash dividends have not been paid on class A and class B common stock with respect to any year in an amount equal to at least 5% of the Company's net book value as of the last day of the immediately preceding year. The Company has reserved 10,800,000 shares of class A common stock in the event of conversion of the class B common stock.

At December 31, 1995 and 1994, 960,000 shares of redeemable class A common stock were issued and outstanding. With the exception of shares held in the Company's ESOP, these shares were subject to redemption at a price of $19.83 and $16.99 per share, respectively, which approximated book value. Shares held in the Company's ESOP were redeemed at a price of $23.75 and $21.25 per share, respectively, as determined by an independent appraiser. These shares are owned by employees and Directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. The shares have been classified as redeemable class A common stock subject to redemption at a price, which approximates book value. It is the Company's intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company or its subsidiaries and not be directly repurchased by the Company or the Otto Bremer Foundation.

Certain restrictions exist regarding the extent to which banks may transfer funds to the Company in the form of dividends. Federal law prevents the Company and its non-bank subsidiaries from borrowing from the Subsidiary Banks unless the loans are secured by specified U.S. obligations. Further, the secured loans that may be made by Subsidiary Banks are generally limited in amount to 10% of the Subsidiary Bank's equity if made to the Company or any individual affiliate and 20% of the Subsidiary Bank's equity if made to all affiliates and the Company in the aggregate. At December 31, 1995, 1994 and 1993, no Subsidiary Banks had extended credit to the Company.

Payment of dividends to the Company by its Subsidiary Banks is subject to various limitations by bank regulators, which includes maintenance of certain minimum capital ratios. As of December 31, 1995, $33,231,000 of retained earnings of the Subsidiary Banks was available for distribution to the Company as dividends subject to these limitations. Approximately $12,499,000 was available for distribution without obtaining the prior approval of the appropriate bank regulator.

NOTE O:  BREMER FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED
         STATEMENTS:


                                 BALANCE SHEET

                                                             December 31
                                                         -------------------
(in thousands)                                             1995       1994
                                                         --------   --------
ASSETS
     Cash and cash equivalents .......................   $  5,399      3,196
     Marketable securities ...........................     21,091     15,805
     Investment in and advances to:
         Bank subsidiaries ...........................    206,636    178,631
         Non-bank subsidiaries .......................      8,227      5,543
     Other assets ....................................      3,814      2,397
                                                         --------   --------
            Total assets .............................   $245,167    205,572
                                                         ========   ========
LIABILITIES AND SHAREHOLDER'S EQUITY
     Accrued expenses and other liabilities ..........   $  2,356      1,726
     Long-term debt ..................................      4,870         --
     Redeemable class A common stock .................     19,035     16,308
     Shareholder's equity ............................    218,906    187,538
                                                         --------   --------
            Total liabilities and shareholder's equity   $245,167    205,572
                                                         ========   ========


                              STATEMENTS OF INCOME
                                                   Year Ended December 31
                                              -------------------------------
(in thousands)                                  1995        1994       1993
                                              --------    --------   --------
INCOME
     Dividends from:
         Bank subsidiaries ................   $ 23,357      20,349     23,736
         Non-bank subsidiaries ............        200         190      1,061
     Interest from subsidiaries ...........        248         185        184
     Other interest income ................        942         484        558
     Gain on sale of securities ...........        (13)         --        118
     Other income .........................         14          --         82
                                              --------    --------   --------
         Total income .....................     24,748      21,208     25,739
                                              --------    --------   --------
EXPENSES
     Salaries and benefits ................        621         640        602
     Operating expense paid to subsidiaries      1,165       1,402      1,327
     Interest expense .....................        266          --         --
     Other operating expenses .............        546         215        166
                                              --------    --------   --------
         Total expenses ...................      2,598       2,257      2,095
                                              --------    --------   --------
         Income before income tax benefit .     22,150      18,951     23,644
Income tax benefit ........................        747         773        528
                                              --------    --------   --------
         Income of parent company only ....     22,897      19,724     24,172
Equity in undistributed earnings
         of subsidiaries ..................      4,239       6,073      2,713
                                              --------    --------   --------
NET INCOME ................................   $ 27,136      25,797     26,885
                                              ========    ========   ========


                            STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31
                                                               --------------------------------

(in thousands)                                                   1995        1994        1993
                                                               --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ............................................   $ 27,136      25,797      26,885
     Adjustments to reconcile net income to
         net cash provided by operating activities
            Equity in undistributed earnings of subsidiaries     (4,239)     (6,073)     (2,713)
            (Gain) Loss on sale of securities ..............         13          --        (118)
            Securities amortization ........................        185         279         116
            Other, net .....................................     (1,080)       (271)       (394)
                                                               --------    --------    --------
                Net cash provided by operating activities ..     22,015      19,732      23,776
                                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in and advances to subsidiaries, net .......    (10,332)     (5,729)    (22,420)
     Purchases of securities, net ..........................    (28,127)    (14,428)     (4,036)
     Proceeds from maturities of securities ................     13,968          --      16,000
     Proceeds from sales of securities .....................      9,409          --       2,144
     Long term debt, net ...................................      4,870          --          --
                                                               --------    --------    --------
                Net cash used by investing activities ......    (10,212)    (20,157)     (8,312)
                                                               --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid ........................................     (9,600)     (9,360)     (7,200)
                                                               --------    --------    --------
                Net cash used by financing activities ......     (9,600)     (9,360)     (7,200)
                                                               --------    --------    --------
Increase (decrease) in cash and cash equivalents ...........      2,203      (9,785)      8,264
Cash and cash equivalents
     Beginning of year .....................................      3,196      12,981       4,717
                                                               --------    --------    --------
     End of year ...........................................   $  5,399       3,196      12,981
                                                               ========    ========    ========



INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BREMER FINANCIAL CORPORATION

We have audited the accompanying consolidated balance sheets of Bremer Financial Corporation and subsidiaries (the Company), a subsidiary of the Otto Bremer Foundation as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Bremer Financial Corporation and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes A and C to the consolidated financial statements, effective December 31, 1993, the Company changed its method of accounting for certain investments in debt and equity securities to conform with Statement of Financial Accounting Standards No. 115.

Deloitte & Touche


January 26, 1996
Saint Paul, Minnesota



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No event requiring disclosure pursuant to this Item 9 has occurred during the two years ended December 31, 1995.

                                    PART III.

Items 10 through 13 of the Form 10-K are omitted because the Company will file on or before April 29, 1996 a definitive Proxy Statement (the "Proxy Statement") conforming to Schedule 14A involving the election of directors. The information required by Items 10, 11, 12 and 13 of Part III of the Form 10-K are hereby incorporated by reference to such Proxy Statement.

                                    PART IV.

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          (1) The following financial statements of Bremer Financial Corporation are part of this document under Item 8. Financial Statements and Supplementary Data:

                    Consolidated Balance Sheets - December 31, 1995 and December 31, 1994

                    Consolidated Statements of Income - Years ended December 31, 1995, 1994 and 1993

                    Consolidated Statements of Shareholder's Equity - Years ended December 31, 1995, 1994 and 1993

                    Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993

                    Notes to Consolidated Financial Statements

                    Independent Auditors' Report

          (2) Financial statement schedules are omitted as they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

          (3)  The following exhibits are filed as a part of this report:

                    10.1 Bremer Financial Corporation 1995 Executive Incentive
                         Compensation Plan for Group Presidents.

                    10.2 Bremer Financial Corporation 1995 Executive Incentive
                         Compensation Plan for Retail Banking Services Director.

                    10.3 Bremer Financial Corporation 1995 Executive Incentive
                         Compensation Plan for President and CEO.

                    10.4 Bremer Financial Corporation 1995 Long-Term Incentive
                         Compensation Plan for Group Presidents and Retail Banking Services Director.

                    10.5 Bremer Financial Corporation 1995 Long-Term Incentive
                         Compensation Plan for President and CEO.

                    21   Subsidiaries of the Company.

                    27   Financial Data Schedule.

                    The following exhibits are incorporated by reference to Exhibits 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9,
                    and 10.10, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1994:

                   10.6 Resolutions of the Board of Directors of the Company adopted on April 29, 1994 amending the Employment Agreements incorporated by reference as Exhibits 10.15 and 10.16 and Exhibits 10.21 through 10.24 (inclusive).

                   10.7 Bremer Financial Corporation 1994 Executive Incentive Compensation Plan for Gene H. Sipe and Duaine C. Espegard.

                   10.8 Bremer Financial Corporation 1994 Executive Incentive Compensation Plan for Kenneth P. Nelson.

                   10.9 Bremer Financial Corporation 1994 Executive Incentive Compensation Plan for Stan K. Dardis.

                   10.10 Bremer Financial Corporation 1994 Executive Incentive
                         Compensation Plan for President and CEO.

                   10.11 Bremer Financial Corporation 1994 Long-Term Incentive
                         Compensation Plan for Group Presidents and Retail Banking Services Director.

                   10.12 Bremer Financial Corporation 1994 Long-Term Incentive
                         Compensation Plan for President and CEO.

                   10.13 Deferred Compensation Plan for Directors of Bremer
                         Financial Services, Inc.

                   10.14 Bremer Financial Corporation Supplemental Executive
                         Retirement Plan (Effective January 1, 1994).

                    The following exhibits are incorporated by reference to Exhibits 10.2, 10.4, and 10.5, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1992:

                   10.15 Employment Agreement by and between Bremer Financial
                         Services, Inc. ("BFS") and Brent J. Gray dated March 27, 1992.

                   10.16 Employment Agreement by and between BFS and Ernest
                         (Bud) Jensen dated March 27, 1992.

                   10.17 Resolutions of the Board of Directors of the Company
                         adopted on February 9, 1993 amending the Employment Agreements filed or incorporated by reference as Exhibits 10.15 and 10.16 and Exhibits 10.21 through
                         10.24 (inclusive).

                    The following exhibits are incorporated by reference to Exhibits 10.3, 10.4, and 10.5, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1991:

                   10.18 Stock Purchase Agreement among Fiserv, Inc., First
                         American Information Services, Inc., and Bremer Financial Corporation dated March 2, 1992.

                   10.19 Item Processing Service Agreement between Fiserv,
                         Inc., and Bremer Financial Services, Inc. dated March 2, 1992.

                   10.20 Agreement between Fiserv, Inc. and Bremer Financial
                         Services, Inc. dated March 2, 1992, regarding data processing services.

                    The following exhibits are incorporated by reference to Exhibits 3.1, 28.7, and 28.8, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1989:

                    3.1  Bylaws of the Company in effect on the date hereof.

                    99.1 The portion of the final Prospectus of the Company
                         dated April 20, 1989 ("Prospectus"), which was filed with the SEC on April 20, 1989, entitled "Description of Capital Stock Description of Class A Common Stock - Restrictions on Transfer."

                    99.2 The portion of the Prospectus entitled "Description of
                         Capital Stock - Description of Class A Common Stock - First Call Option to Company" on page 64 of the Prospectus.

                    The following exhibits are incorporated by reference to Exhibits 3.1, 10.3, 10.4, 10.5, 10.7, 10.12, 10.13, 10.14,
                    10.15, and 10.16, respectively, to the Company's Registration Statement on Form S-1 filed with the SEC on February 10, 1989:

                    3.2 Restated Articles of Incorporation of the Company in effect on the date hereof.

                   10.21 Employment Agreement by and between Bremer Financial
                         Services, Inc. ("BFS") and Terry Cummings dated January 9, 1985 and Amendment thereto dated March 23, 1988.

                   10.22 Employment Agreement by and between BFS and Duaine
                         Espegard dated January 2, 1986 and Amendments thereto dated October 28, 1987 and March 23, 1988.

                   10.23 Employment Agreement by and between BFS and Kenneth
                         Nelson dated January 2, 1986 and Amendments thereto dated October 28, 1987 and March 23, 1988.

                   10.24 Employment Agreement by and between BFS and Gene Sipe dated January 2, 1986 and Amendments thereto dated October 28, 1987 and March 23, 1988.

                   10.25 Bremer Financial Corporation Employee Stock Ownership
                         Plan and Trust Agreement.

                   10.26 Bremer Banks Profit Sharing Plus Plan, as amended and restated effective January 1, 1986, and Amendment No. 1 thereto.

                   10.27 Bremer Banks Profit Sharing Plus Trust Agreement dated
                         October 1, 1986 and Amendment No. 1 thereto.

                   10.28 Bremer Banks Retirement Plan as effective April 1,
                         1985.

                   10.29 Bremer Banks Retirement Plan Trust Agreement (as
                         revised and restated effective January 1, 1976).

                    The following exhibits are incorporated by reference to Exhibits 4.1, 4.2, and 28.1, respectively, to the Company's Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on March 29, 1989:

                    4.1 Specimen of Stock Certificate evidencing Class A Common Stock.

                    4.2 Specimen of Stock Certificate evidencing Class B Common Stock.

                    99.3 Otto Bremer Foundation Trust Instrument dated May 22,
                         1944.

          (b) The Company filed no Current Reports on Form 8-K during the fourth quarter of 1995, which ended December 31, 1995.

           (The remainder of this page was intentionally left blank.)



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 1996.                        Bremer Financial Corporation


                                         By: /s/ Terry M. Cummings
                                             Terry M. Cummings
                                             Its President and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on March 29, 1996 in the capacities indicated.

                                             /s/ Terry M. Cummings
                                             Terry M. Cummings,
                                             President, Chief Executive Officer
                                             and Director


                                             /s/ William H. Lipschultz
                                             William H. Lipschultz,
                                             Chairman of the Board
                                             and Director


                                             /s/ Charlotte S. Johnson
                                             Charlotte S. Johnson
                                             Vice President and Director


                                             /s/ Sherman Winthrop
                                             Sherman Winthrop
                                             Director


                                             /s/ Brent J. Gray
                                             Brent J. Gray,
                                             Senior Vice President and
                                             Chief Financial Officer


                                             /s/ Stuart F. Bradt
                                             Stuart F. Bradt, Controller
                                             (Chief Accounting Officer)

                                INDEX TO EXHIBITS


Description of Exhibits                                                    Page


10.1 Bremer Financial Corporation 1995 Executive Incentive Compensation Plan for Group Presidents.

10.2 Bremer Financial Corporation 1995 Executive Incentive Compensation Plan for Retail Banking Services Director.

10.3 Bremer Financial Corporation 1995 Executive Incentive Compensation Plan for President and CEO.

10.4 Bremer Financial Corporation 1995 Long-Term Incentive Compensation Plan for Group Presidents and Retail Banking Services Director.

10.5 Bremer Financial Corporation 1995 Long-Term Incentive Compensation Plan for President and CEO.

21       Subsidiaries of the Company.

27       Financial Data Schedule.