Form 10-Q
period 1996-03-31
BREMER FINANCIAL CORPORATION
filed 1996-05-14
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number    0-18342

                          Bremer Financial Corporation
             (Exact name of registrant as specified in its charter)

            Minnesota                                      41-0715583
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             445 Minnesota St., Suite 2000, St. Paul, MN 55101-2107
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (612) 227-7621
              (Registrant's telephone number, including area code)

                                 Not applicable.
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No  _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of March 29, 1996, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.



                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1996


                                      INDEX


PART I --  FINANCIAL INFORMATION                                       Page

           Item 1 --  Financial Statements                              2

           Item 2 --  Management's Discussion and Analysis              7
                        of Financial Condition and Results
                        of Operations

PART II -- OTHER INFORMATION


           Item 5 --  Other information                                22

           Item 6 --  Exhibits and Reports on Form 8-K                 22

           Signatures                                                  23



ITEM 1. FINANCIAL STATEMENTS.


BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


=====================================================================================================================
                                                                              March 31     December 31      March 31
                                                                            -----------------------------------------
(in thousands)                                                                  1996            1995          1995
- ---------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                  $    90,858        127,786         85,456
   Interest bearing deposits                                                      2,277          3,008          1,511
   Investment securities held to maturity (market value of $185,916,
       $203,607 and $209,870 respectively)                                      182,059        198,515        209,581
   Mortgage-backed securities held to maturity (market value of $118,010,
       $116,772 and $155,167 respectively)                                      120,010        118,390        164,440
- ---------------------------------------------------------------------------------------------------------------------
       TOTAL SECURITIES HELD TO MATURITY                                        302,069        316,905        374,021
   Investment securities available for sale (book value of $203,794,
       $209,978 and $200,145 respectively)                                      203,805        213,520        197,254
   Mortgage-backed securities available for sale (book value of $464,893,
       $450,551 and $357,180 respectively)                                      466,293        454,343        352,294
- ---------------------------------------------------------------------------------------------------------------------
       TOTAL SECURITIES AVAILABLE FOR SALE                                      670,098        667,863        549,548
   Loans                                                                      1,638,784      1,630,100      1,465,417
       Reserve for loan losses                                                  (28,810)       (28,253)       (27,242)
       Unearned discount                                                         (3,838)        (3,484)        (3,526)
- ---------------------------------------------------------------------------------------------------------------------
       NET LOANS                                                              1,606,136      1,598,363      1,434,649
   Premises and equipment, net                                                   44,400         44,252         38,720
   Interest receivable and other assets                                          55,592         54,055         54,472
- ---------------------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                                  $ 2,771,430      2,812,232      2,538,377
=====================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
   Noninterest bearing deposits                                             $   266,777        326,531        250,416
   Interest bearing deposits                                                  1,927,431      1,915,776      1,776,232
                                                                              ---------      ---------      ---------
       TOTAL DEPOSITS                                                         2,194,208      2,242,307      2,026,648
   Federal funds purchased and repurchase agreements                            166,393        187,100        168,405
   Other short-term borrowings                                                   94,280         69,427         62,371
   Long-term debt                                                                27,688         25,568         18,631
   Accrued expenses and other liabilities                                        38,104         38,633         30,669
- ---------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                      2,520,673      2,563,035      2,306,724

   Minority interests                                                             9,047          9,112          8,677
   Redeemable preferred stock, $100 par, 80,000 shares authorized;
       21,437 shares issued and outstanding                                       2,164          2,144          7,119
   Redeemable class A common stock, 960,000 shares
       issued and outstanding                                                    19,164         19,035         17,269

   Shareholder's equity
       Common stock
          Class A, no par, 12,000,000 shares authorized;
              240,000 shares issued and outstanding                                  57             57             57
          Class B, no par, 10,800,000 shares authorized,
              issued and outstanding                                              2,562          2,562          2,562
       Retained earnings                                                        217,007        212,392        200,084
       Net unrealized gain (loss) on securities available for sale                  756          3,895         (4,115)
- ---------------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDER'S EQUITY                                               220,382        218,906        198,588
- ---------------------------------------------------------------------------------------------------------------------
              Total liabilities and shareholder's equity                    $ 2,771,430      2,812,232      2,538,377
=====================================================================================================================


Interim data subject to year-end audit.

See notes to consolidated financial statements.




BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME



=========================================================================================
                                                            Three Months Ended March 31
                                                            -----------------------------
(in thousands, except per share amounts)                       1996      1995       1994
- -----------------------------------------------------------------------------------------
INTEREST INCOME
   Loans, including fees                                     $36,401    31,998     24,919
   Securities
       Taxable                                                12,002    11,522      9,238
       Tax-exempt                                              2,756     2,610      2,457
   Federal funds sold                                             --        --         --
   Other                                                          45        33         12
- -----------------------------------------------------------------------------------------
       Total interest income                                  51,204    46,163     36,626
- -----------------------------------------------------------------------------------------
INTEREST EXPENSE
   Deposits                                                   21,600    19,232     13,551
   Federal funds purchased and repurchase agreements           1,952     2,176      1,230
   Other short term borrowings                                 1,101       796         57
   Long term debt                                                431       233          5
- -----------------------------------------------------------------------------------------
       Total interest expense                                 25,084    22,437     14,843
- -----------------------------------------------------------------------------------------
       Net interest income                                    26,120    23,726     21,783
   Provision for loan losses                                     611        --         --
- -----------------------------------------------------------------------------------------
       Net interest income after provision for loan losses    25,509    23,726     21,783
- -----------------------------------------------------------------------------------------
NONINTEREST INCOME
   Service charges                                             3,025     2,476      2,252
   Insurance                                                   1,452       984        824
   Trust                                                       1,311     1,122      1,124
   Gain on sale of loans                                         470       154        679
   Gain (loss) on sale of securities                             158       (34)     1,045
   Other                                                       1,577     1,360      1,649
- -----------------------------------------------------------------------------------------
       Total noninterest income                                7,993     6,062      7,573
- -----------------------------------------------------------------------------------------
NONINTEREST EXPENSE
   Salaries and wages                                          9,545     8,723      8,669
   Employee benefits                                           2,762     2,491      2,479
   Occupancy                                                   1,521     1,310      1,258
   Furniture and equipment                                     1,462     1,144      1,054
   Data processing fees                                        1,919     1,767      1,731
   FDIC premiums and examination fees                            435     1,232      1,178
   Other                                                       4,047     3,661      3,455
- -----------------------------------------------------------------------------------------
       Total noninterest expense                              21,691    20,328     19,824
- -----------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                              11,811     9,460      9,532
   Income tax expense                                          3,795     2,902      2,944
- -----------------------------------------------------------------------------------------
NET INCOME                                                   $ 8,016     6,558      6,588
=========================================================================================
Per common share amounts
   Net income                                                $  0.67      0.55       0.55
   Dividends paid                                               0.25      0.20       0.18
=========================================================================================


Interim data subject to year-end audit.

See notes to consolidated financial statements.




BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

===============================================================================================================================
                                                                                               Net Unrealized
                                                                                               Gain (Loss) on
                                                                            Common Stock         Securities
                                                                      ------------------------    Available  Retained
(in thousands, except per share amounts)                                 Class A      Class B     for Sale   Earnings    Total
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                                              $     57       2,562       4,678     181,137    188,434

Net income                                                                                                    25,797     25,797
Dividends, $.78 per share                                                                                     (9,360)    (9,360)
Allocation of net income in excess of dividends and change
       in net unrealized gain (loss) on securities available
       for sale to redeemable class A common stock                                                 1,393      (1,315)        78
Change in net unrealized gain (loss) on securities available for sale                            (17,411)               (17,411)
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                                                    57       2,562     (11,340)    196,259    187,538

Net income                                                                                                    27,136     27,136
Dividends, $.80 per share                                                                                     (9,600)    (9,600)
Allocation of net income in excess of dividends and change
       in net unrealized gain (loss) on securities available
       for sale to redeemable class A common stock                                                (1,324)     (1,403)    (2,727)
Change in net unrealized gain (loss) on securities available for sale                             16,559                 16,559
- -------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                                    57       2,562       3,895     212,392    218,906

Net income                                                                                                     8,016      8,016
Dividends, $.25 per share                                                                                     (3,000)    (3,000)
Allocation of net income in excess of dividends and change
       in net unrealized gain (loss) on securities available
       for sale to redeemable class A common stock                                                   273        (401)      (128)
Change in net unrealized gain (loss) on securities available for sale                             (3,412)                (3,412)
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                                                 $     57       2,562         756     217,007    220,382
===============================================================================================================================


Interim data subject to year-end audit.

See notes to consolidated financial statements.




BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


===========================================================================================================
                                                                            Three Months Ended March 31
                                                                       ------------------------------------
(in thousands)                                                             1996         1995          1994
- -----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $   8,310        6,558        6,588
   Adjustments to reconcile net income to net cash
       provided by operating activities
          Provision for loan losses                                           611           --           --
          Depreciation and amortization                                     1,731        1,667        2,695
          Minority interests in earnings of subsidiaries                      346          307          314
          Gain (loss) on sale of securities                                  (158)          34       (1,045)
          Valuation writedown on other real estate owned                     --             10           --
          Gains on sale of other real estate owned, net                        (8)          79          151
          Other assets and liabilities, net                                  (285)         620         (869)
   Proceeds from sales of other real estate owned                             263          253        1,106
   Cash receipts related to loans originated specifically for resale       27,440        6,957       29,388
   Cash payments related to loans originated specifically for resale      (26,970)      (6,803)     (28,709)
- -----------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                        10,986        9,682        9,619
- -----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Deposits in other banks, net                                               731          101          490
   Federal funds sold, net                                                     --           --       16,787
   Purchases of securities available for sale                             (62,861)     (61,017)    (118,284)
   Purchases of securities held to maturity                                (9,381)      (6,069)     (25,544)
   Proceeds from maturities of securities available for sale               30,705       16,011       39,205
   Proceeds from maturities of securities held to maturity                 25,206       26,296       30,915
   Proceeds from sales of securities avaialable for sale                   23,155       21,559       50,205
   Loans, net                                                               8,854      (18,621)     (13,899)
   Acquisition of premises and equipment                                   (1,530)      (3,158)        (639)
- -----------------------------------------------------------------------------------------------------------
          Net cash used by investing activities                            (2,829)     (24,898)     (20,764)
- -----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Noninterest bearing deposits, net                                      (59,754)     (35,242)     (42,659)
   Interest bearing deposits (excluding certificates of deposit), net      (9,246)     (20,694)        (462)
   Certificates of deposits, net                                           20,901       58,120       (6,397)
   Federal funds purchased and repurchase agreements, net                 (20,707)     (35,656)      43,337
   Other short-term borrowings, net                                        24,853       20,431       (3,626)
   Long-term debt, net                                                      2,120          416          (75)
   Minority interests acquired and dividends paid                            (272)        (211)        (533)
   Redeemable preferred stock                                                  20         (133)          --
   Dividends paid                                                          (3,000)      (2,400)      (2,160)
- -----------------------------------------------------------------------------------------------------------
          Net cash used by financing activities                           (45,085)     (15,369)     (12,575)
- -----------------------------------------------------------------------------------------------------------
          Net decrease in cash and due from banks                         (36,928)     (30,585)     (23,720)
   Cash and due from banks
       Beginning of year                                                  127,786      116,041      100,304
- -----------------------------------------------------------------------------------------------------------
       End of period                                                    $  90,858       85,456       76,584
===========================================================================================================


Interim data subject to year-end audit.

See notes to consolidated financial statements.





                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A. Financial Statements. The condensed financial statements included herein have been prepared by Bremer Financial Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

B. General. The consolidated financial statements include the accounts of Bremer Financial Corporation and Subsidiaries. All material intercompany transactions and balances are eliminated in consolidation. The Company has not changed its accounting policies from those stated for the year ended December 31, 1995 and included in its Annual Report on Form 10-K for the year ended December 31, 1995 filed on March 29, 1996.

 C. Interim Period Adjustments. The consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of the financial position, results of operations, and cash flows for the unaudited interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

D. Earnings Per Share Calculations. Earnings per common share have been computed using 12,000,000 common shares outstanding for all periods.

E. Mortgage-Backed Securities. Mortgage-backed securities classified as held to maturity are valued at amortized historical cost, increased for accretion of discounts and reduced by amortization of premiums, computed by the constant yield method. Mortgage-backed securities classified as available for sale are valued at current market value with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholder's equity. Gains and losses on these securities are computed based on the adjusted cost of the specific securities sold.

F. Redeemable Class A Common Stock. At March 31, 1996, the 960,000 class A shares were generally redeemable at $19.96 per share. Since January 1, 1996 and through March 31, 1996 options to call 26,442.2409 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's Subsidiaries. During the same period, a total of 1,250 shares changed hands directly between individuals.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Earnings Summary

Bremer Financial Corporation (the "Company") recorded net income of $8.0 million for the first quarter of 1996, a 22.2% increase from the $6.6 million earned in the first quarter of 1995. Contributing positively to first quarter earnings were a $2.4 million or 10.1% increase in net interest income combined with an increase in noninterest income of $1.9 million or 31.9%. Offsetting the positive increases were a $1.4 million or 6.7% increase in noninterest expense and a $611 thousand increase in the provision for loan losses.

Return on average assets (ROA) was 1.22% for the first quarter of 1996, compared to 1.11% for the same period in 1995. Return on average realized equity (RORE) was 13.65%, compared to 12.19% for the first quarter of 1995. Table I presents a summary of the components affecting the change in return on assets from March 31, 1995 to March 31, 1996.

Shareholder's Equity and Dividends

Shareholder's equity and redeemable class A common stock totaled $239.5 million at March 31, 1996, representing a book value per share of $19.96, an 11.0% increase from $17.99 at March 31, 1995. Dividends paid per share increased from the $.20 paid throughout 1995 to $.25 for the first quarter of 1996. The Company maintains a very strong capital position compared to industry standards. Table II presents various regulatory capital ratios.

Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS No. 115), requires the market value of securities available for sale to be recorded on the Company's balance sheet, with unrealized gains or losses, net of tax, included in equity. The application of this accounting standard, which has been reflected on the Company's balance sheet since December 31, 1993, had the effect of decreasing the book value per share by $.37 as of March 31, 1995 and increasing book value per share by $.07 as of March 31, 1996.

Net Interest Income

Tax-equivalent net interest income for the first quarter of 1996 was $28.0 million, an increase of $2.5 million or 9.8% from the first quarter of 1995. This increase in net interest income resulted from an 8.9% increase in average earning assets, enhanced by acquisitions. The increase in earning assets more than offset the slight decline in the net interest margin from 4.36% in the first quarter of 1995 to 4.35% in the first quarter of 1996. Table III presents the quarter-to-quarter comparison of tax-equivalent net interest income and net interest margins.

As presented in Table IV, in comparing the net interest margin for the first quarter of 1996 to that of the first quarter of 1995, the margin was positively impacted by both an increase in spread between yields on earning assets and costs on interest bearing liabilities and a more favorable product mix. Negatively affecting the margin was a less favorable impact of nonaccruing loans; specifically a reduction in the level of net interest recoveries experienced over the same period a year ago.

The Company uses gap reports to assess its current interest rate sensitivity position, but relies more heavily on simulation modeling to measure projected interest rate risk over time. While the Company's traditional gap report indicated a liability sensitive position at March 31, 1996, simulation modeling results indicated the amount of net interest income at risk as a result of any substantial change in market interest rates was within the Company's acceptable policy limits.

Nonperforming Assets

Table VI shows the details of nonperforming assets at March 31, 1996, December 31, 1995 and March 31, 1995. Nonperforming assets, which include nonperforming loans and other real estate owned (OREO), were $9.5 million at March 31, 1996. This total represents decreases of $1.1 million from December 31, 1995 and $2.6 million from March 31, 1995. Nonperforming assets as a percentage of total loans and OREO declined steadily over the past three years, as follows: 1.30% at March 31, 1994; .83% at March 31, 1995; and .58% at March 31, 1996.

Nonperforming loans, which include nonaccrual and restructured loans, were $9.3 million at March 31, 1996, a decrease of $1.0 million from December 31, 1995 and a decrease of $2.3 million from March 31, 1995. The ratio of nonperforming loans to total loans improved from .79% at March 31, 1995 to .57% at March 31, 1996, and the ratio of nonperforming assets and past due loans to total loans and OREO improved from .91% to .74% between the same two periods. The level of at-risk performing loans (with an internal loan review rating of either substandard, doubtful or loss) increased $20.8 million or 31.6% from $65.8 million at March 31, 1995 to $86.6 million at March 31, 1996. Accordingly, the ratio of classified loans to total loans has increased from 4.5% at March 31, 1995 to 5.3% at March 31, 1996. Net charge-offs were $54 thousand for the first three months of 1996 as compared to net recoveries of $296 thousand in the first three months of 1995.

Other real estate owned, which includes real estate acquired in loan settlements, decreased $100 thousand from December 31, 1995 and $229 thousand from March 31, 1995.

Reserve for Loan Losses

The Company's reserve for loan losses was 311.4% of nonperforming loans at March 31, 1996 compared to 275.7% at December 31, 1995 and 234.9% at March 31, 1995.
Management believes the current reserve is adequate to cover the risks inherent in the portfolio, including the risk of nonperforming loans and other loans that have been identified for careful monitoring.

The reserve for loan losses increased from $27.2 million at March 31, 1995 to $28.8 million at March 31, 1996. While the reserve for loan losses increased $1.6 million or 5.8% from March 31, 1995 to March 31, 1996, the loan portfolio increased 12.4% causing the reserve to outstanding loans ratio to decline from 1.86% to 1.76%. Table VII presents the activity in the reserve for loan losses.

Noninterest Income

Noninterest income was $8.0 million for the first quarter of 1996 compared to $6.1 million for the first quarter of 1995, representing a $1.9 million or 31.9% improvement. Operating noninterest income, which excludes investment securities gains and losses, increased 28.5% over 1995, with most categories posting increases. Service charges fees, insurance commissions, and gains on sale of loans were the major contributors to the increase in operating noninterest income, with the $468 thousand or 47.6% increase in insurance commissions resulting primarily from two agency acquisitions since the first quarter of 1995. Table VIII presents a comparison of significant noninterest income components.

Noninterest Expense

As presented in Table IX, noninterest expense increased $1.4 million or 6.7% compared to the first quarter of 1995. Acquisitions completed during 1995 and early 1996 had an impact on the comparison of expenditures between periods. Excluding the $855 thousand in noninterest expenses attributed to these acquired entities, noninterest expense would have increased only $508 thousand or 2.5%. Offsetting the impact of acquisitions on noninterest expenses was a $797 thousand decline in FDIC premiums, a situation that was experienced industry-wide.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio improved significantly from 63.05% at March 31, 1995 to 58.69% at March 31, 1996. Contributing to this improvement were significant increases in the tax-equivalent net interest income of 9.8% coupled with strong growth in recurring noninterest income of 33.5% and modest growth in recurring noninterest expense of 6.3%.

Taxes

Comparing the first three months of 1996 to the first three months of 1995, the Company's effective tax rate increased from 30.7% to 32.1%. This results from proportionately more taxable than tax-exempt income during the first three months of 1996 compared to the same period in 1995.

Balance Sheet Growth

When comparing the first quarter 1996 average balances to first quarter 1995 average balances, acquisitions added approximately $69.0 million to average total assets, increasing gross loans by $33.8 million, securities by $28.0 million, and core deposits by $61.2 million.

Assets

Average total assets increased $242.0 million or 9.7% from the first three months of 1995 to the first three months of 1996, while average earning assets increased $211.8 million or 8.9% when comparing the same two periods.

Loans

From the first three months of 1995 to the first three months of 1996, average loans increased $177.0 million or 12.4% driven by increases in all loan categories, except tax-exempt loans which experienced a modest decline of $1.6 million or 3.3%. Agricultural, commercial, commercial real estate, residential real estate, and consumer loans increased $47.8 million, $36.5 million, $33.2 million, $30.9 million, and $30.2 million, respectively. The Company is not involved in highly leveraged transaction lending or lending to foreign countries.

Securities

Average securities increased $33.9 million or 3.6% from the first three months of 1995 to the first three months of 1996. Tax-exempt securities increased $10.9 million or 5.6%, while taxable securities increased $23.0 million or 3.1%. The continued increase in tax-exempt investment securities is attributed to the Company's strong earnings in recent years and its ability to utilize tax-exempt income. The average maturity of the portfolio was 51.5 months at March 31, 1996, with an average yield to maturity on the $972.2 million portfolio of 6.6%, unrealized gains of $4.5 million and unrealized losses of $2.6 million for held to maturity securities. In accordance with FAS No. 115, the available for sale investments are recorded inclusive of any unrealized gain or loss.

Liabilities

Comparing the first three months of 1996 to the first three months of 1995, average interest bearing liabilities increased $181.6 million or 9.0%, while average deposits increased $177.5 million or 8.8%. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, and Federal Home Loan Bank (FHLB) advances, increased $20.7 million or 9.6%. Average long-term debt, which includes long-term FHLB advances and installment promissory notes issued in connection with acquisitions, increased $7.7 million. Most of the increase in short-term borrowings can be attributed to an increase in the Company's FHLB advances over the first quarter of 1995. Continued strong asset growth, coupled with a slower growth in deposits, has created the need for this funding source. The associated interest rate risk was monitored closely and steps were taken to match repricability of assets and liabilities prior to any funding decisions.

Core deposits, which generally include all deposits and repurchase agreements except for those greater than $100 thousand of nonpersonal and public entities, and certain other public funds, have provided a historically stable source of funding. Between the first three months of 1995 and the first three months of 1996, average core deposits increased $148.3 million or 7.6%. The strong growth in core deposits can be attributed to the aforementioned acquisitions and the Company's focused effort to redefine the pricing of its core deposits, emphasizing customer relationships and responsiveness to national market rates, in an effort to consistently provide customers with fair returns on their deposits.

Acquisitions

On January 1, 1996, First American Insurance Agencies, Inc. of Casselton, North Dakota (a wholly-owned subsidiary of the Company) finalized its purchase of the United Insurance Agency in Minot, North Dakota. The United Insurance Agency has annual premiums of $7 million.

The above described acquisition was previously reported in the Company's 1995 Annual Report on Form 10-K. See also Item 5 of Part II to this Quarterly Report on Form 10-Q.



BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS


========================================================================================================
                                                                    Three Months Ended March 31
                                                           ---------------------------------------------
(in thousands, except per share amounts)                          1996            1995            Change
- --------------------------------------------------------------------------------------------------------
OPERATING RESULTS
          Total interest income                                 $51,204          46,163            10.9%
          Net interest income                                    26,120          23,726            10.1
          Net interest income (1)                                27,977          25,487             9.8
          Provision for loan losses                                 611              --             N/M
          Noninterest income                                      7,993           6,062            31.9
          Noninterest expense                                    21,691          20,328             6.7
          Net income                                              8,016           6,558            22.2
          Dividends                                               3,000           2,400            25.0

AVERAGE BALANCES
          Assets                                              2,748,898       2,506,925             9.7
          Loans                                               1,609,517       1,432,501            12.4
          Securities                                            971,297         937,413             3.6
          Deposits                                            2,192,253       2,014,797             8.8
          Redeemable class A common stock                        19,099          16,788            13.8
          Shareholder's equity                                  219,644         193,064            13.8

PERIOD-END BALANCES
          Assets                                              2,771,430       2,538,377             9.2
          Loans                                               1,634,946       1,461,891            11.8
          Securities                                            972,167         923,569             5.3
          Deposits                                            2,194,208       2,026,648             8.3
          Redeemable class A common stock                        19,164          17,269            11.0
          Shareholder's equity                                  220,382         198,588            11.0

FINANCIAL RATIOS
          Return on assets (2)                                     1.22%           1.11             9.9
          Return on realized equity (3)(4)                        13.65           12.19            12.0
          Average equity/assets (3)                                8.69            8.37             3.8
          Dividend payout                                         37.43           36.60             2.3
          Net interest margin (1)                                  4.35            4.36            (0.2)
          Net charge-offs/average loans                            0.01           (0.08)         (112.5)
          Reserve/period-end loans                                 1.76            1.86            (5.3)

PER SHARE OF COMMON STOCK (3)
          Net income                                              $0.67            0.55            22.2
          Dividends paid                                           0.25            0.20            25.0
          Period-end book value                                   19.96           17.99            11.0
          Period-end realized book value (4)                      19.89           18.36             8.7
========================================================================================================

(1)      Tax-equivalent basis (TEB).
(2)      Calculation is based on income before minority interests.
(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4)      Excluding net unrealized gain (loss) on securities available for sale.


Interim data subject to year-end audit.

See notes to consolidated financial statements.



                                                                         TABLE I

Changes in Return on Assets

=================================================================
                                                        March 31
                                                      1996 vs 1995
- -----------------------------------------------------------------

Return on assets, prior period                             1.11%
- -----------------------------------------------------------------

Increases

         Service charges                                   0.04
         Insurance                                         0.05
         Trust fees                                        0.01
         Brokerage                                         0.01
         Gain on sale of loans                             0.04
         Gain on sale of securities                        0.03
         Salaries and wages                                0.01
         Marketing                                         0.01
         Data processing fees                              0.01
         FDIC premiums and examination fees                0.14

- -----------------------------------------------------------------
            Total increases                                0.35
- -----------------------------------------------------------------

Decreases

         Provision for loan loss                           0.09
         Net interest income (TEB)                         0.03
         Gain on sale of other assets                      0.01
         Furniture and equipment                           0.03
         Provision for income taxes                        0.07
         Other noninterest expense, net                    0.01


- -----------------------------------------------------------------
            Total decreases                                0.24
- -----------------------------------------------------------------

Return on assets, current period                           1.22%
=================================================================





                                                                        TABLE II


CAPITAL RATIOS (1)

=========================================================================================================
                                           March 31         December 31        March 31        Regulatory
                                             1996              1995              1995           Minimums
                                          ----------        ----------        ----------       ----------
Equity to assets (2)                         8.64%              8.46              8.50              --
Equity to tangible assets (2)                8.54               8.40              8.49              --
Tier I capital (3)                          13.25              12.75             13.58            4.00
Tier I and tier II capital (3)              14.50              14.01             14.83            8.00
Leverage ratio (3)                           8.59               8.41              8.74            3.00


(1)      Calculations include redeemable class A common stock.
(2) Computed in accordance with generally accepted accounting principles, including the unrealized market value adjustment of securities available for sale.
(3) Computed exclusive of the unrealized market value adjustment of securities available for sale.



                                                                       TABLE III


NET INTEREST INCOME/MARGINS (TEB)

=============================================================================
                                                  Net                 Net
                                               Interest             Interest
(dollars in thousands)                          Income               Margin
- -----------------------------------------------------------------------------

Quarter


1996
       First                                    $27,977                4.35%

1995
       Fourth                                    28,405                4.37
       Third                                     27,637                4.31
       Second                                    26,369                4.31
       First                                     25,487                4.36

1994
       Fourth                                    26,532                4.51
       Third                                     25,911                4.53
       Second                                    24,820                4.56
       First                                     23,435                4.48

1993
       Fourth                                    24,095                4.52
       Third                                     22,797                4.47
       Second                                    23,762                4.78
       First                                     23,011                4.77

=============================================================================



                                                                        TABLE IV

CHANGES IN NET INTEREST INCOME (TEB)


=======================================================================================================
                                                                     Three Months Ended March 31
(in thousands)                                                              1996 vs 1995
- -------------------------------------------------------------------------------------------------------
                                                                    Net                     Net
                                                                 Interest                Interest
                                                                  Income                  Margin
                                                               --------------           ------------
CHANGE IN VOLUME
       Earning assets                                                 $4,280
       Interest  bearing liabilities                                  (2,027)
                                                               -------------
                                                                       2,253

CHANGE IN INTEREST RATE SPREAD
       Earning assets                                                    101                     1.6%
       Interest  bearing liabilities                                     (38)                   (0.6)
                                                               -------------            ------------
                                                                          63                     1.0

CHANGE IN PRODUCT MIX
       Earning assets                                                    359                     5.6
       Interest  bearing liabilities                                    (332)                   (5.2)
                                                               -------------            ------------
                                                                          27                     0.4

CHANGE DUE TO NUMBER OF DAYS
       Earning assets                                                    531                      --
       Interest  bearing liabilities                                    (249)                     --
                                                               -------------            ------------
                                                                         282                      --

OTHER CHANGES
       Nonaccruing loans                                                 (74)                   (1.1)
       Yield related loan fees                                            47                     0.7
       30/360 investment adjustment                                     (108)                   (1.7)
       Free funds                                                         --                     0.4
                                                               -------------            ------------
                                                                        (135)                   (1.7)

CHANGE IN NET INTEREST INCOME                                          2,490                    (0.3)

       Net interest income, prior period                              25,487                    4.36
                                                               -------------            ------------
       Net interest income, current period                           $27,977                    4.35
                                                               =============            ============




                                                                         TABLE V


CHANGES IN NET INTEREST INCOME (TEB)



======================================================================================================
                                                             Three Months Ended March 31
                                                 -----------------------------------------------------
(in thousands)                                                       1996 vs 1995
- ------------------------------------------------------------------------------------------------------
                                                     Volume          Yield/Rate (1)          Total
                                                 --------------     --------------      --------------
INCREASE (DECREASE) IN:

       INTEREST INCOME
          Loans                                         $2,894              1,530               4,424
          Taxable securities                             1,029               (549)                480
          Tax-exempt securities                            354               (132)                222
          Interest bearing deposits                         --                 --                  --
          Federal funds sold                                --                 --                  --
          Other earning assets                               3                  7                  10
                                                 --------------     --------------      --------------
              Total                                      4,280                856               5,136


       INTEREST EXPENSE
          Savings deposits                                 393               (901)               (508)
          Other time deposits                            1,344              1,531               2,875
          Short-term borrowings                            269               (188)                 81
          Long-term debt                                    21                177                 198
                                                 --------------     --------------      --------------
              Total                                      2,027                619               2,646
                                                 --------------     --------------      --------------

NET INTEREST INCOME                                     $2,253                237               2,490
======================================================================================================


(1) All changes in net interest income, other than those due to volume, have been allocated to yield/rate.





                                                                        TABLE VI

NONPERFORMING ASSETS

=============================================================================================
                                                  March 31       December 31      March 31
(dollars in thousands)                              1996            1995            1995
- ---------------------------------------------------------------------------------------------
Nonaccrual loans                                      $8,660           8,392          10,762
Restructured loans                                       592           1,856             834
- ---------------------------------------------------------------------------------------------
          Total nonperforming loans                    9,252          10,248          11,596
Other real estate owned (OREO)                           280             380             509
- ---------------------------------------------------------------------------------------------
          Total nonperforming assets                  $9,532          10,628          12,105
=============================================================================================

Past due loans*                                       $2,607           2,504           1,261
=============================================================================================

Nonperforming loans to total loans                      0.57%           0.63            0.79
Nonperforming assets to total loans and OREO            0.58            0.65            0.83
Nonperforming assets and past due loans* to
          total loans and OREO                          0.74            0.81            0.91
Reserve to nonperforming loans                        311.39          275.69          234.93
Reserve to total loans                                  1.76            1.74            1.86
=============================================================================================


* Past due loans include accruing loans 90 days or more past due





                                                                       TABLE VII

RESERVE FOR LOAN LOSSES


================================================================
                                       Three Months Ended
                                            March 31
                                  ------------------------------
(in thousands)                       1996              1995
- ----------------------------------------------------------------

Beginning of year                     $28,253            26,946
    Charge-offs                          (353)             (214)
    Recoveries                            299               510
- ----------------------------------------------------------------
           Net charge-offs                (54)              296

    Provision for loan losses             611                --
- ----------------------------------------------------------------

End of period                         $28,810            27,242
================================================================




                                                                      TABLE VIII

NONINTEREST INCOME

================================================================================================
                                     Three Months Ended
                                           March 31                       Increase/(Decrease)
- ------------------------------------------------------------------------------------------------
(in thousands)                       1996            1995               Dollar         Percent
- ------------------------------------------------------------------------------------------------
Service charges                       $3,025           2,476             549              22.17%
Insurance                              1,452             984             468              47.56
Trust                                  1,311           1,122             189              16.84
Brokerage                                513             383             130              33.94
Gain on sale of loans                    470             154             316             205.19
Gain on sale of other assets              24             102             (78)            (76.47)
Other                                  1,040             875             165              18.86
- ------------------------------------------------------------------------------------------------
   Operating noninterest income        7,835           6,096           1,739              28.53
Gain on sale of securities               158             (34)            192             564.71
- ------------------------------------------------------------------------------------------------
   Total                              $7,993           6,062           1,931              31.85%
================================================================================================





                                                                        TABLE IX


NONINTEREST EXPENSE

====================================================================================================
                                          Three Months Ended
                                               March 31                       Increase/(Decrease)
- ----------------------------------------------------------------------------------------------------
(in thousands)                         1996              1995               Dollar         Percent
- ----------------------------------------------------------------------------------------------------
Salaries and wages                      $9,545             8,723              822            9.42%
Employee benefits                        2,762             2,491              271           10.88
Occupancy                                1,521             1,310              211           16.11
Furniture and equipment                  1,462             1,144              318           27.80
Printing, postage and office supplies    1,159             1,030              129           12.52
Marketing                                  417               459              (42)          (9.15)
Data processing fees                     1,919             1,767              152            8.60
Professional fees                          140               198              (58)         (29.29)
Other real estate owned                     11                22              (11)          50.00
Minority interest in earnings              346               307               39           12.70
FDIC premiums and examination fees         435             1,232             (797)         (64.69)
Other                                    1,974             1,645              329           20.00
- ----------------------------------------------------------------------------------------------------
     Total                             $21,691            20,328            1,363            6.71%
====================================================================================================






                       CONSOLIDATED AVERAGE BALANCE SHEET
                          AND RELATED YIELDS AND RATES
               FOR THE THREE MONTHS ENDED MARCH 31, 1996, AND 1995
                       (Tax Equivalent Basis-In Thousands)


                                                     FIRST QUARTER 1996                FIRST QUARTER 1995
                                            ---------------------------------  ---------------------------------      % CHANGE
                    ASSETS                    AVG BAL    INTEREST  RATE/YIELD    AVG BAL    INTEREST  RATE/YIELD       AVG BAL
                                            -----------  --------  ----------  -----------  --------  ----------      ---------
LOANS (NET OF UNEARNED DISCOUNT)

     COMMERCIAL AND OTHER                     $329,040     $7,668      9.37%    $292,573     $6,869        9.52%        12.46%
     COMMERCIAL REAL ESTATE                    346,256      7,930      9.21      313,046      7,231        9.37         10.61
     AGRICULTURAL                              333,363      7,739      9.34      285,600      6,659        9.46         16.72
     RESIDENTIAL REAL ESTATE                   333,475      7,187      8.67      302,552      6,337        8.49         10.22
     CONSUMER                                  220,529      5,050      9.21      190,284      4,113        8.77         15.89
     TAX-EXEMPT                                 46,854      1,257     10.79       48,446      1,198       10.03         (3.29)
                                            -----------  --------              ---------    -------

       TOTAL LOANS                           1,609,517     36,831      9.20    1,432,501     32,407        9.17         12.36
     RESERVE FOR LOAN LOSSES                   (28,596)                          (27,253)                                4.93
                                            -----------                        ---------

       NET LOANS                             1,580,921                         1,405,248                                12.50

SECURITIES

     MORTGAGE BACKED                           233,361      4,089      7.05      251,965      4,353        7.01         (7.38)
     OTHER TAXABLE                             532,212      7,913      5.98      490,636      7,169        5.93          8.47
     TAX EXEMPT                                205,724      4,182      8.18      194,812      3,960        8.24          5.60
                                            -----------  --------              ---------    -------
       TOTAL SECURITIES                        971,297     16,184      6.70      937,413     15,482        6.70          3.61

FEDERAL FUNDS SOLD                                   0          0        --         (508)         0          --            --
OTHER EARNING ASSETS                             3,009         46      6.15        2,076         36        7.03         44.94
                                            -----------  --------              ---------    -------

       TOTAL EARNING ASSETS                  2,583,823     53,061      8.26    2,371,990     47,925        8.19          8.93

CASH & DUE FROM BANKS                           91,673                            87,326                                 4.98
NONEARNING ASSETS                              101,998                            74,862                                36.25
                                            -----------                        ---------

                                            $2,748,898                        $2,506,925                                 9.65
                                            ===========                       ==========

      LIABILITIES & SHAREHOLDER'S EQUITY

NONINTEREST BEARING DEPOSITS                  $262,484                          $238,261                                10.17

INTEREST BEARING DEPOSITS

     SAVINGS AND NOW ACCOUNTS                  256,953      1,118      1.75      248,382      1,286        2.10          3.45
     MONEY MARKET CHECKING                     180,393        787      1.75      172,443        907        2.13          4.61
     MONEY MARKET SAVINGS                      247,464      1,939      3.15      252,445      2,159        3.47         (1.97)
     SAVINGS CERTIFICATES                    1,093,077     15,655      5.76      981,104     13,231        5.47         11.41
     CERTIFICATES OVER $100,000                151,882      2,101      5.56      122,162      1,650        5.48         24.33
                                            -----------  --------              ---------    -------

       TOTAL TIME DEPOSITS                   1,929,769     21,600      4.50    1,776,536     19,233        4.39          8.63
                                            -----------                        ---------

       TOTAL DEPOSITS                        2,192,253                         2,014,797                                 8.81
       CORE DEPOSITS                         2,108,003                         1,959,743                                 7.57

SHORT-TERM BORROWINGS                          235,802      3,053      5.21      215,152      2,972        5.60          9.60
LONG-TERM DEBT                                  26,165        431      6.63       18,430        233        5.13         41.97
                                            -----------  --------              ---------    -------

       TOTAL INTEREST BEARING LIABILITIES    2,191,736     25,084      4.60    2,010,118     22,438        4.53          9.04

OTHER LIABILITIES                               44,701                            33,050                                35.25
                                            -----------                        ---------

       TOTAL LIABILITIES                     2,498,921                         2,281,429                                 9.53

MINORITY INTEREST                                9,080                             8,459                                 7.34
REDEEMABLE PREFERRED STOCK                       2,154                             7,185                               (70.02)
REDEEMABLE CLASS A COMMON STOCK                 19,099                            16,788                                13.77
SHAREHOLDER'S EQUITY                           219,644                           193,064                                13.77
                                            -----------                        ---------

                                            $2,748,898                        $2,506,925                                 9.65
                                            ===========                       ==========

NET INTEREST INCOME                                       $27,977                           $25,487
                                                         ========                           =======



NET INTEREST MARGIN                                                    4.35%                               4.36%
GROSS SPREAD                                                           3.66                                3.67







                           PART II - OTHER INFORMATION


Item 5.  Other information


         On January 1, 1996, First American Insurance Agencies, Inc of Casselton, North Dakota (a wholly-owned subsidiary of the Company) acquired the United Insurance Agency in Minot, North Dakota. The United Insurance Agency has annual premiums of $7 million. The agreement to acquire the United Insurance Agencies was reported in the Annual Report on Form 10-K for the year ended December 31, 1995.


Item 6.  Exhibits and Reports on Form 8-K


(a)      No exhibits are being filed as part of this Quarterly Report on Form
         10-Q.
(b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996 or during the period from March 31, 1996 to the date of this Quarterly Report on Form 10-Q.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1996                    BREMER FINANCIAL CORPORATION


                                       By:  /s/ Terry M. Cummings
                                            Terry M. Cummings
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                       By:  /s/ Stuart F. Bradt
                                            Stuart F. Bradt
                                            Chief Accounting Officer