Form 10-Q
period 1996-06-30
BREMER FINANCIAL CORPORATION
filed 1996-08-14
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.

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

         As of June 30, 1996, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.



                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1996


                                      INDEX


PART I --  FINANCIAL INFORMATION                                         Page

           Item 1 --  Financial Statements                                2

           Item 2 --  Management's Discussion and Analysis                8
                        of Financial Condition and Results
                        of Operations

PART II -- OTHER INFORMATION


           Item 5 --  Other information                                  24

           Item 6 --  Exhibits and Reports on Form 8-K                   24

           Signatures                                                    25




ITEM 1. FINANCIAL STATEMENTS

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


===================================================================================================================================
                                                                                            June 30     December 31     June 30
                                                                                         ------------------------------------------
(in thousands)                                                                               1996          1995          1995
- -----------------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and due from banks                                                                    $123,145       127,786        97,221
   Interest bearing deposits                                                                     1,805         3,008         2,948

   Investment securities held to maturity (market value of $182,502,
       $203,607 and $216,569 respectively)                                                     181,595       198,515       213,416
   Mortgage-backed securities held to maturity (market value of $114,298,
       $116,772 and $159,962 respectively)                                                     117,343       118,390       164,291
- -----------------------------------------------------------------------------------------------------------------------------------
       Total securities held to maturity                                                       298,938       316,905       377,707
   Investment securities available for sale (book value of $195,247,
       $209,978 and $201,009 respectively)                                                     195,389       213,520       201,201
   Mortgage-backed securities available for sale (book value of $466,578,
       $450,551 and $351,955 respectively)                                                     463,506       454,343       354,496
- -----------------------------------------------------------------------------------------------------------------------------------
       Total securities available for sale                                                     658,895       667,863       555,697
   Loans                                                                                     1,726,321     1,630,100     1,597,937
       Reserve for loan losses                                                                 (29,999)      (28,253)      (28,173)
       Unearned discount                                                                        (3,817)       (3,484)       (3,544)
- -----------------------------------------------------------------------------------------------------------------------------------
       Net loans                                                                             1,692,505     1,598,363     1,566,220
   Premises and equipment, net                                                                  45,668        44,252        41,890
   Interest receivable and other assets                                                         55,755        54,055        55,649
- -----------------------------------------------------------------------------------------------------------------------------------

              Total assets                                                                  $2,876,711     2,812,232     2,697,332
===================================================================================================================================

Liabilities and Shareholder's Equity
   Noninterest bearing deposits                                                               $296,937       326,531       259,968
   Interest bearing deposits                                                                 1,930,755     1,915,776     1,860,148
- -----------------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                        2,227,692     2,242,307     2,120,116
   Federal funds purchased and repurchase agreements                                           206,125       187,100       193,777
   Other short-term borrowings                                                                 136,082        69,427        83,514
   Long-term debt                                                                               16,477        25,568        27,260
   Accrued expenses and other liabilities                                                       37,759        38,633        36,103
- -----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                     2,624,135     2,563,035     2,460,770

   Minority interests                                                                            9,014         9,112         8,768
   Redeemable preferred stock, $100 par, 80,000 shares authorized;
       71,594 shares issued and 21,437 shares outstanding                                        2,185         2,144         2,185
   Redeemable class A common stock, 960,000 shares
       issued and outstanding                                                                   19,310        19,035        18,049

   Shareholder's equity
       Common stock
          Class A, no par, 12,000,000 shares authorized;
              240,000 shares issued and outstanding                                                 57            57            57
          Class B, no par, 10,800,000 shares authorized,
              issued and outstanding                                                             2,562         2,562         2,562
       Retained earnings                                                                       221,002       212,392       203,479
       Net unrealized (loss)gain on securities available for sale                               (1,554)        3,895         1,462
- -----------------------------------------------------------------------------------------------------------------------------------

       Total shareholder's equity                                                              222,067       218,906       207,560
- -----------------------------------------------------------------------------------------------------------------------------------

              Total liabilities and shareholder's equity                                    $2,876,711     2,812,232     2,697,332
===================================================================================================================================


See notes to consolidated financial statements.





BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME



=============================================================================================================
                                                                           Six Months Ended June 30
                                                                  -------------------------------------------
(in thousands, except per share amounts)                               1996          1995          1994
- -------------------------------------------------------------------------------------------------------------
Interest income
     Loans, including fees                                               $73,704        66,844        51,742
     Securities
         Taxable                                                          23,899        23,232        18,740
         Tax-exempt                                                        5,571         5,295         4,827
     Federal funds sold                                                      --             --            --
     Other                                                                    84            86            37
- -------------------------------------------------------------------------------------------------------------
         Total interest income                                           103,258        95,457        75,346
- -------------------------------------------------------------------------------------------------------------
Interest expense
     Deposits                                                             42,739        40,246        27,084
     Federal funds purchased and repurchase agreements                     4,207         4,432         3,049
     Other short term borrowings                                           2,497         1,948           206
     Long term debt                                                          889           541            27
- -------------------------------------------------------------------------------------------------------------
         Total interest expense                                           50,332        47,167        30,366
- -------------------------------------------------------------------------------------------------------------

         Net interest income                                              52,926        48,290        44,980
     Provision for loan losses                                             1,304           520            --
- -------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses              51,622        47,770        44,980
- -------------------------------------------------------------------------------------------------------------
Noninterest income
     Service charges                                                       6,239         5,249         4,647
     Insurance                                                             2,848         2,242         1,984
     Trust                                                                 2,608         2,306         2,279
     Gain on sale of loans                                                 1,108           440         1,126
     Gain on sale of securities                                              189           106         1,362
     Other                                                                 3,038         2,680         4,057
- -------------------------------------------------------------------------------------------------------------
         Total noninterest income                                         16,030        13,023        15,455
- -------------------------------------------------------------------------------------------------------------
Noninterest expense
     Salaries and wages                                                   19,577        18,043        17,556
     Employee benefits                                                     5,467         5,172         4,899
     Occupancy                                                             2,949         2,682         2,461
     Furniture and equipment                                               2,876         2,409         2,116
     Data processing fees                                                  3,792         3,551         3,471
     FDIC premiums and examination fees                                      891         2,474         2,352
     Other                                                                 9,368         8,275         7,619
- -------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                        44,920        42,606        40,474
- -------------------------------------------------------------------------------------------------------------
Income before income tax expense                                          22,732        18,187        19,961
     Income tax expense                                                    7,373         5,539         6,250
- -------------------------------------------------------------------------------------------------------------
Net income                                                               $15,359        12,648        13,711
=============================================================================================================
Per common share amounts
     Net income                                                            $1.28          1.05          1.14
     Dividends paid                                                         0.50          0.40          0.38
=============================================================================================================


See notes to consolidated financial statements.



BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME



=============================================================================================================
                                                                          Three Months Ended June 30
                                                                  -------------------------------------------
(in thousands, except per share amounts)                               1996          1995          1994
- -------------------------------------------------------------------------------------------------------------
Interest income
     Loans, including fees                                               $37,303        34,846        26,823
     Securities
        Taxable                                                           11,897        11,710         9,502
        Tax-exempt                                                         2,815         2,685         2,370
     Federal funds sold                                                      --             --            --
     Other                                                                    39            53            25
- -------------------------------------------------------------------------------------------------------------
         Total interest income                                            52,054        49,294        38,720
- -------------------------------------------------------------------------------------------------------------
Interest expense
     Deposits                                                             21,139        21,014        13,533
     Federal funds purchased and repurchase agreements                     2,255         2,256         1,819
     Other short term borrowings                                           1,396         1,152           149
     Long term debt                                                          458           308            22
- -------------------------------------------------------------------------------------------------------------
         Total interest expense                                           25,248        24,730        15,523
- -------------------------------------------------------------------------------------------------------------

         Net interest income                                              26,806        24,564        23,197
     Provision for loan losses                                               693           520            --
- -------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses              26,113        24,044        23,197
- -------------------------------------------------------------------------------------------------------------
Noninterest income
     Service charges                                                       3,214         2,773         2,395
     Insurance                                                             1,396         1,258         1,160
     Trust                                                                 1,297         1,184         1,155
     Gain on sale of loans                                                   638           286           447
     Gain on sale of securities                                               31           140           317
     Other                                                                 1,461         1,320         2,408
- -------------------------------------------------------------------------------------------------------------
         Total noninterest income                                          8,037         6,961         7,882
- -------------------------------------------------------------------------------------------------------------
Noninterest expense
     Salaries and wages                                                   10,032         9,320         8,887
     Employee benefits                                                     2,705         2,681         2,420
     Occupancy                                                             1,428         1,372         1,203
     Furniture and equipment                                               1,414         1,265         1,062
     Data processing fees                                                  1,873         1,784         1,740
     FDIC premiums and examination fees                                      456         1,242         1,174
     Other                                                                 5,321         4,614         4,164
- -------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                        23,229        22,278        20,650
- -------------------------------------------------------------------------------------------------------------

Income before income tax expense                                          10,921         8,727        10,429
     Income tax expense                                                    3,578         2,637         3,306
- -------------------------------------------------------------------------------------------------------------
Net income                                                                $7,343         6,090         7,123
=============================================================================================================
Per common share amounts
     Net income                                                            $0.61          0.51          0.59
     Dividends paid                                                         0.25          0.20          0.20
=============================================================================================================


See notes to consolidated financial statements.





BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY



============================================================================================================================

                                                                                  Net Unrealized
                                                                                  Gain (Loss) on
                                                              Common Stock         Securities
                                                        --------------------------  Available     Retained
(in thousands, except per share amounts)                 Class A      Class B       for Sale      Earnings        Total
- ----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                    $57           2,562         4,678       181,137       188,434

Net income                                                                                             25,797        25,797
Dividends, $.78 per share                                                                              (9,360)       (9,360)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                          1,393        (1,315)           78
Change in net unrealized gain (loss) on securities available for sale                   (17,411)                    (17,411)
- ----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                     57           2,562       (11,340)      196,259       187,538

Net income                                                                                             27,136        27,136
Dividends, $.80 per share                                                                              (9,600)       (9,600)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                         (1,324)       (1,403)       (2,727)
Change in net unrealized gain (loss) on securities available for sale                    16,559                      16,559
- ----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                     57           2,562         3,895       212,392       218,906

Net income                                                                                             15,359        15,359
Dividends, $.50 per share                                                                              (6,000)       (6,000)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                            474          (749)         (275)
Change in net unrealized gain (loss) on securities available for sale                    (5,923)                     (5,923)
- ----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996                                        $57           2,562        (1,554)      221,002       222,067
============================================================================================================================


See notes to consolidated financial statements.




BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


==================================================================================================================
                                                                               Six Months Ended June 30
                                                                      --------------------------------------------

(in thousands)                                                           1996            1995            1994
- ------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income                                                             $15,359          12,648          13,711
   Adjustments to reconcile net income to net cash
       provided by operating activities
          Provision for loan losses                                         1,304             520             --
          Depreciation and amortization                                     3,460           3,254           5,098
          Minority interests in earnings of subsidiaries                      683             609             653
          Gain on sale of securities                                         (189)           (106)         (1,362)
          Valuation writedown on other real estate owned                      --               10             --
          Gains on sale of other real estate owned, net                        (7)            (94)           (806)
          Other assets and liabilities, net                                   639           2,908            (602)
   Proceeds from sales of other real estate owned                             273             993           3,002
   Cash receipts related to loans originated specifically for resale       59,059          16,075          53,312
   Cash payments related to loans originated specifically for resale      (58,722)        (15,635)        (52,186)
- ------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                        21,859          21,182          20,820
- ------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
   Deposits in other banks, net                                             1,203          (1,336)           (399)
   Federal funds sold, net                                                    --              --           16,787
   Purchases of securities available for sale                            (116,494)       (110,054)       (187,122)
   Purchases of securities held to maturity                               (15,491)        (18,983)        (29,278)
   Proceeds from maturities of securities available for sale               64,712          40,963          61,339
   Proceeds from maturities of securities held to maturity                 34,777          35,524          48,836
   Proceeds from sales of securities avaialable for sale                   49,378          65,356          85,563
   Loans, net                                                             (95,783)       (115,620)       (113,145)
   Acquisitions, net of cash acquired                                         --           (1,469)            --
   Acquisition of premises and equipment                                   (4,263)         (6,518)         (1,882)
- ------------------------------------------------------------------------------------------------------------------
          Net cash used by investing activities                           (81,961)       (112,137)       (119,301)
- ------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Noninterest bearing deposits, net                                      (29,594)        (30,403)        (32,071)
   Interest bearing deposits (excluding certificates of deposit), net     (15,490)        (24,862)        (14,279)
   Certificates of deposits, net                                           30,469         105,046          (8,018)
   Federal funds purchased and repurchase agreements, net                  19,025         (10,284)         87,473
   Other short-term borrowings, net                                        66,655          39,699          31,481
   Long-term debt, net                                                     (9,091)          3,472          12,925
   Minority interests acquired and dividends paid                            (554)           (666)           (572)
   Redeemable preferred stock                                                  41          (5,067)            --
   Dividends paid                                                          (6,000)         (4,800)         (4,560)
- ------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                        55,461          72,135          72,379
- ------------------------------------------------------------------------------------------------------------------
          Net increase in cash and due from banks                          (4,641)        (18,820)        (26,102)
   Cash and due from banks
       Beginning of year                                                  127,786         116,041         100,304
- ------------------------------------------------------------------------------------------------------------------
       End of year                                                       $123,145          97,221          74,202
==================================================================================================================


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

F. REDEEMABLE CLASS A COMMON STOCK. At June 30, 1996, the 960,000 class A shares were generally redeemable at $20.11 per share. Since January 1, 1996 and through June 30, 1996, options to call 35,862.8910 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's Subsidiaries. During the same period, a total of 1,250 shares changed hands directly between individuals.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Earnings Summary

Bremer Financial Corporation (the "Company") recorded net income of $7.3 million for the second quarter of 1996, a 20.6% increase from the $6.1 million earned in the second quarter of 1995. On a year-to-date basis, earnings were $15.4 million, up 21.4% or $2.7 million from the $12.6 million earned in the first six months of 1995. Contributing positively to earnings in the first six months of 1996 were a 9.6% or $4.6 million increase in net interest income coupled with an increase in noninterest income of 23.1% or $3.0 million. Partially offsetting these positive increases were a 5.4% or $2.3 million increase in noninterest expense and a $784 thousand increase in the provision for loan losses.

Return on average assets (ROA) was 1.10% for the second quarter of 1996, compared to 0.98% for the same period in 1995. For the first six months of 1996, ROA improved to 1.16% from 1.05% for the first six months of 1995. Return on average realized equity (RORE) was 12.23% for the second quarter of 1996 compared to 10.99% for the same period in 1995. On a year-to-date basis, RORE was 12.96%, compared to 11.59% recorded for the first six months of 1995. Table I presents a summary of the components affecting the change in year-to-date return on assets from June 30, 1995 to June 30, 1996.

Shareholder's Equity and Dividends

Shareholder's equity and redeemable class A common stock totaled $241.4 million at June 30, 1996, representing a book value per share of $20.11, a 7.0% increase from $18.80 at June 30, 1995. Dividends paid per share remained unchanged from the $.25 paid in the first quarter of 1996, and are up from the $.20 dividend paid quarterly throughout 1995. The Company maintains a very strong capital position compared to industry standards. Table II presents various regulatory capital ratios.

Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS No. 115), requires the market value of securities available for sale to be recorded on the Company's balance sheet, with unrealized gains or losses, net of tax, included in equity. The application of this accounting standard, which has been reflected on the Company's balance sheet since December 31, 1993, had the effect of decreasing the book value per share by $.15 as of June 30, 1996 and increasing book value per share by $.12 as of June 30, 1995.

Net Interest Income

Tax-equivalent net interest income for the second quarter of 1996 was $28.7 million, an increase of $2.4 million or 9.0% from the second quarter of 1995. This increase in net interest income resulted from a 7.4% increase in average earning assets (enhanced by acquisitions) combined with an improvement in the net interest margin from 4.31% to 4.38% for the second quarter of 1996. On a year-to-date basis, tax-equivalent net interest income was $56.7 million, an increase of $4.9 million or 9.4% over the $51.9 million realized in the first six months of 1995. Table III presents the quarter-to-quarter comparison of tax-equivalent net interest income and net interest margins.

For both the second quarter and year-to-date 1996, the net interest margin improved, as presented in Table IV, primarily due to significant reductions in nonaccrual loans from 1995 and greater interest recoveries on problem loans. Also contributing positively to the net interest margin were an increase in the spread between yields on earning assets and costs on interest bearing liabilities, more free funds supporting earning assets, and increases in yield-related loan fees.

The Company uses gap reports to assess its current interest rate sensitivity position, but relies more heavily on simulation modeling to measure projected interest rate risk over time. While the Company's traditional gap report indicated a liability sensitive position at June 30, 1996, simulation modeling results indicated the amount of net interest income at risk as a result of any substantial change in market interest rates was within the Company's acceptable policy limits.

Nonperforming Assets

Table VI shows the details of nonperforming assets at June 30, 1996, December 31, 1995 and June 30, 1995. Nonperforming assets, which include nonperforming loans and other real estate owned (OREO), were $9.2 million at June 30, 1996. This total represents decreases of $194 thousand from December 31, 1995 and $3.7 million from June 30, 1995. Nonperforming assets as a percentage of total loans and OREO declined steadily over the past three years, as follows: 1.06% at June 30, 1994; .81% at June 30, 1995; and .53% at June 30, 1996.

Nonperforming loans, which include nonaccrual and restructured loans, were $8.9 million at June 30, 1996, a decrease of $83 thousand from December 31, 1995 and a decrease of $3.6 million from June 30, 1995. The ratio of nonperforming loans to total loans improved from .79% at June 30, 1995 to .52% at June 30, 1996, and the ratio of nonperforming assets and past due loans to total loans and OREO improved from .98% to .70% between the same two periods. The level of at-risk performing loans (with an internal loan review rating of either substandard, doubtful or loss) increased $13.9 million or 18.4% from $75.7 million at June 30, 1995 to $89.6 million at June 30, 1996. Accordingly, the ratio of classified loans to total loans has increased from 4.7% at June 30, 1995 to 5.2% at June 30, 1996. Net recoveries were $442 thousand for the first six months of 1996 as compared to net charge-offs of $44 thousand in the same period of 1995.

Other real estate owned, which includes real estate acquired in loan settlements, decreased $111 thousand from December 31, 1995 and $65 thousand from June 30, 1995.

Reserve for Loan Losses

The Company's reserve for loan losses was 335.5% of nonperforming loans at June 30, 1996 compared to 313.0% at December 31, 1995 and 224.6% at June 30, 1995.
Management believes the current reserve is adequate to cover the risks inherent in the portfolio, including the risk of nonperforming loans and other loans that have been identified for careful monitoring.

The reserve for loan losses increased from $28.2 million at June 30, 1995 to $30.0 million at June 30, 1996. While the reserve for loan losses increased $1.8 million or 6.5% from June 30, 1995 to June 30, 1996, the loan portfolio increased 11.0% causing the reserve to outstanding loans ratio to decline from 1.77% to 1.74%. Table VII presents the activity in the reserve for loan losses.

Noninterest Income

Noninterest income was $8.0 million for the second quarter of 1996 compared to $7.0 million for the second quarter of 1995, representing a $1.0 million or 15.5% improvement. On a year-to-date basis, noninterest income was $16.0 million compared to $13.0 million in 1995, an increase of $3.0 million or 23.1%. Operating noninterest income, which excludes investment securities gains and losses, increased 22.6% over 1995, with most categories posting increases. Service charge fees, gains on sale of loans, and insurance commissions were the major contributors to the increase in operating noninterest income, with the $606 thousand or 27.0% increase in insurance commissions resulting primarily from two agency acquisitions since the first quarter of 1995. Table VIII presents a comparison of significant noninterest income components.

Noninterest Expense

As presented in Table IX, noninterest expense increased $951 thousand or 4.3% compared to the second quarter of 1995. On a year-to-date basis, noninterest expense increased $2.3 million or 5.4% compared to the first six months of 1995. Acquisitions completed during 1995 and early 1996 had an impact on the comparison of expenditures between periods. Excluding the $1.4 million in noninterest expenses attributed to these acquired entities, noninterest expense would have increased only $900 thousand or 2.1%. Offsetting the impact of acquisitions on noninterest expenses was a $1.6 million decline in FDIC premiums, a situation that was experienced industry-wide.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio improved significantly from 64.45% at June 30, 1995 to 60.02% at June 30, 1996. Contributing to this improvement were significant increases in the tax-equivalent net interest income of 9.4% coupled with strong growth in recurring noninterest income of 27.7% and modest growth in recurring noninterest expense of 5.1%.

Taxes

Comparing the first six months of 1996 to the first six months of 1995, the Company's effective tax rate increased from 30.5% to 32.4%. This results from proportionately more taxable than tax-exempt income during the first six months of 1996 compared to the same period in 1995.

Balance Sheet Growth

When comparing year-to-date 1996 average balances to year-to-date 1995 average balances, acquisitions added approximately $50.6 million to average total assets, increasing gross loans by $22.1 million, securities by $23.1 million, and core deposits by $45.2 million.

Assets

Average total assets increased $218.6 million or 8.6% from the first six months of 1995 to the first six months of 1996, while average earning assets increased $196.6 million or 8.2% when comparing the same two periods.

Loans

From the first six months of 1995 to the first six months of 1996, average loans increased $162.0 million or 11.0%, driven by increases in all loan categories. Average loans in the second quarter of 1996 increased $57.2 million from the first quarter of 1996, resulting from seasonal activity.

On a year-to-date basis, the increase in average loan volume in 1996 over 1995 was driven by agricultural, commercial, commercial real estate, consumer, and residential real estate loans which increased $40.5 million, $35.7 million, $29.8 million, $29.1 million, and $26.9 million, respectively. The Company is not involved in highly leveraged transaction lending or lending to foreign countries.

Securities

Average securities increased $34.3 million or 3.7% from the first six months of 1995 to the first six months of 1996. Taxable securities increased $22.1 million or 3.0%, while tax-exempt securities increased $12.2 million or 6.3%. The continued increase in tax-exempt investment securities is attributed to the Company's strong earnings in recent years and its ability to utilize tax-exempt income. The average maturity of the portfolio was 51.5 months at June 30, 1996, with an average yield to maturity on the $957.8 million portfolio of 6.7%, unrealized gains of $2.7 million and unrealized losses of $4.8 million for held to maturity securities. In accordance with FAS No. 115, the available for sale investments are recorded inclusive of any unrealized gain or loss.

Liabilities

Comparing year-to-date 1996 to year-to-date 1995, average interest bearing liabilities increased $163.6 million or 8.0%, while average deposits increased $145.7 million or 7.1%. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, and Federal Home Loan Bank (FHLB) advances, increased $35.0 million or 15.8%. Average long-term debt, which includes long-term FHLB advances and installment promissory notes issued in connection with acquisitions, increased $7.0 million. Most of the increase in short-term borrowings can be attributed to an increase in the Company's FHLB advances over the first six months of 1995. Continued strong asset growth, coupled with slower growth in deposits, has created the need for this funding source. The associated interest rate risk was monitored closely and steps were taken to match repricability of assets and liabilities prior to any funding decisions.

Core deposits, which generally include all deposits and repurchase agreements except for those greater than $100 thousand of nonpersonal and public entities, and certain other public funds, historically have provided a stable source of funding. Between the first six months of 1995 and the first six months of 1996, average core deposits increased $118.5 million or 5.9%. The growth in core deposits can be attributed to the aforementioned acquisitions and the Company's focused effort to redefine the pricing of its core deposits, emphasizing customer relationships and responsiveness to national market rates, in an effort to consistently provide customers with fair returns on their deposits.


BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS


===================================================================================================================================
                                                       Six Months Ended June 30                    Three Months Ended June 30
                                               ------------------------------------------------------------------------------------
(in thousands, except per share amounts)          1996            1995          Change          1996            1995         Change
- -----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
          Total interest income                   $103,258          95,457            8.2%       $52,054          49,294        5.6%
          Net interest income                       52,926          48,290            9.6         26,806          24,564        9.1
          Net interest income (1)                   56,711          51,856            9.4         28,734          26,369        9.0
          Provision for loan losses                  1,304             520          150.8            693             520       33.3
          Noninterest income                        16,030          13,023           23.1          8,037           6,961       15.5
          Noninterest expense                       44,920          42,606            5.4         23,229          22,278        4.3
          Net income                                15,359          12,648           21.4          7,343           6,090       20.6
          Dividends                                  6,000           4,800           25.0          3,000           2,400       25.0

AVERAGE BALANCES
          Assets                                 2,774,540       2,555,972            8.6      2,796,451       2,604,405        7.4
          Loans                                  1,638,130       1,476,115           11.0      1,666,677       1,519,206        9.7
          Securities                               966,558         932,254            3.7        964,174         929,255        3.8
          Deposits                               2,193,666       2,047,917            7.1      2,194,732       2,080,410        5.5
          Redeemable class A common stock           19,173          17,178           11.6         19,237          17,659        8.9
          Shareholder's equity                     220,486         197,550           11.6        221,224         203,074        8.9

PERIOD-END BALANCES
          Assets                                 2,876,711       2,697,332            6.7
          Loans                                  1,722,504       1,594,393            8.0
          Securities                               957,834         933,404            2.6
          Deposits                               2,227,692       2,120,116            5.1
          Redeemable class A common stock           19,310          18,049            7.0
          Shareholder's equity                     222,067         207,560            7.0

FINANCIAL RATIOS
          Return on assets (2)                        1.16%           1.05           10.5           1.10%           0.98       12.2
          Return on realized equity (3)(4)           12.96           11.59           11.8          12.23           10.99       11.3
          Average equity/assets (3)                   8.64            8.40            2.9           8.60            8.48        1.4
          Dividend payout                            39.07           37.95            2.9          40.86           39.41        3.7
          Net interest margin (1)                     4.37            4.34            0.7           4.38            4.31        1.6
          Net charge-offs/average loans              (0.05)           0.01           --            (0.12)           0.09       --
          Reserve/period-end loans                    1.74            1.77           (1.6)          1.74            1.77       (1.6)

PER SHARE OF COMMON STOCK (3)
          Net income                                 $1.28            1.05           21.4          $0.61            0.51       20.6
          Dividends paid                              0.50            0.40           25.0           0.25            0.20       25.0
          Period-end book value                      20.11           18.80            7.0          20.11           18.80        7.0
          Period-end realized book value (4)         20.26           18.68            8.4          20.26           18.68        8.4



(1) Tax-equivalent basis (TEB).
(2) Calculation is based on income before minority interests.
(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4) Excluding net unrealized gain (loss) on securities available for sale.

================================================================================

See notes to consolidated financial statements.




                                                                         TABLE I

CHANGES IN RETURN ON ASSETS

===============================================================================
                                                                    Year-To-Date
                                                                      June 30
                                                                    1996 vs 1995
- -------------------------------------------------------------------------------

Return on assets, prior year                                             1.05%
- -------------------------------------------------------------------------------

Increases

         Net interest income (TEB)                                       0.02
         Service charges                                                 0.04
         Insurance                                                       0.03
         Trust fees                                                      0.01
         Brokerage                                                       0.02
         Gain on sale of loans                                           0.05
         Gain on sale of securities                                      0.01
         Employee benefits                                               0.01
         Data processing fees                                            0.01
         FDIC premiums and examination fees                              0.13

- -------------------------------------------------------------------------------
            Total increases                                              0.33
- -------------------------------------------------------------------------------

Decreases

         Provision for loan loss                                         0.05
         Gain on sale of other assets                                    0.01
         Furniture and equipment                                         0.02
         Marketing                                                       0.01
         Provision for income taxes                                      0.09
         Other noninterest expense, net                                  0.04


- -------------------------------------------------------------------------------
            Total decreases                                              0.22
- -------------------------------------------------------------------------------

Return on assets, current year                                           1.16%
===============================================================================




                                                                        TABLE II


CAPITAL RATIOS (1)


====================================================================================================
                                    June 30         December 31        June 30         Regulatory
                                     1996              1995             1995            Minimums
                                 --------------    --------------   --------------    --------------


Equity to assets (2)                     8.39%             8.46             8.36                --
Equity to tangible assets (2)            8.30              8.40             8.26                --
Tier I capital (3)                      12.68             12.75            12.67              4.00
Tier I and tier II capital (3)          13.94             14.01            13.93              8.00
Leverage ratio (3)                       8.60              8.41             8.65              3.00


(1)  Calculations include redeemable class A common stock.
(2) Computed in accordance with generally accepted accounting principles, including the unrealized market value adjustment of securities available for sale.
(3) Computed exclusive of the unrealized market value adjustment of securities available for sale.




                                                                       TABLE III


NET INTEREST INCOME / MARGINS (TEB)



========================================================================
                                          Net                  Net
                                       Interest             Interest
(dollars in thousands)                  Income               Margin
- ------------------------------------------------------------------------

Quarter
- ----------


1996
         Second                          $28,734                4.38%
         First                            27,977                4.35


1995
         Fourth                           28,405                4.37
         Third                            27,637                4.31
         Second                           26,369                4.31
         First                            25,487                4.36


1994
         Fourth                           26,532                4.51
         Third                            25,911                4.53
         Second                           24,820                4.56
         First                            23,435                4.48


1993
         Fourth                           24,095                4.52
         Third                            22,797                4.47
         Second                           23,762                4.78
         First                            23,011                4.77

========================================================================





                                                                        TABLE IV

CHANGES IN NET INTEREST INCOME (TEB)

                                                                          1996 vs 1995
=====================================================================================================================

                                                   Six Months Ended                     Three Months Ended
(in thousands)                                         June 30                               June 30

- ---------------------------------------------------------------------------------------------------------------------
                                                 Net                Net                 Net               Net
                                              Interest           Interest            Interest          Interest
                                               Income             Margin              Income            Margin
                                            --------------     ------------       --------------    --------------
CHANGE IN VOLUME
     Earning assets                                $8,073                                $3,792
     Interest  bearing liabilities                 (3,791)                               (1,733)
                                            -------------                         -------------
                                                    4,282                                 2,059

CHANGE IN INTEREST RATE SPREAD
     Earning assets                                (1,396)            (0.11%)            (1,498)             (0.23%)
     Interest  bearing liabilities                  1,564              0.12               1,560               0.24
                                            -------------    --------------       -------------     --------------
                                                      168              0.01                  62               0.01

CHANGE IN PRODUCT MIX
     Earning assets                                   579              0.04                 227               0.03
     Interest  bearing liabilities                   (679)            (0.05)               (347)             (0.05)
                                            -------------    --------------       -------------     --------------
                                                     (100)            (0.01)               (120)             (0.02)

CHANGE DUE TO NUMBER OF DAYS
     Earning assets                                   545              --                   --                --
     Interest  bearing liabilities                   (260)             --                   --                --
                                            -------------    --------------       -------------     --------------
                                                      285              --                   --                --
OTHER CHANGES
     Nonaccruing loans                                173              0.01                 257               0.04
     Yield-related loan fees                          154              0.01                 107               0.02
     30/360 investment adjustment                    (107)            (0.01)                --                --
     Free funds                                       --               0.02                 --                0.02
                                            -------------    --------------       -------------     --------------
                                                      220              0.03                 364               0.08

CHANGE IN NET INTEREST INCOME                       4,855              0.03               2,365               0.07

     Net interest income, prior period             51,856              4.34              26,369               4.31
                                            -------------    --------------       -------------     --------------

     Net interest income, current period          $56,711              4.37%            $28,734               4.38%
                                            =============    ==============       =============     ==============





                                                                         TABLE V


CHANGES IN NET INTEREST INCOME (TEB)



==================================================================================================
                                                          Six Months Ended June 30
                                            ------------------------------------------------------
(in thousands)                                                  1996 vs 1995
- --------------------------------------------------------------------------------------------------
                                                 Volume         Yield/Rate (1)          Total
                                            ---------------    ----------------   ----------------
INCREASE (DECREASE) IN:

     INTEREST INCOME
         Loans                                      $5,517              $1,424             $6,941
         Taxable securities                          1,894              (1,228)               666
         Tax-exempt securities                         655                (238)               417
         Interest bearing deposits                     --                 --                 --
         Federal funds sold                            --                 --                 --
         Other earning assets                            7                 (10)                (3)
                                            ---------------    ----------------   ----------------
            Total                                    8,073                 (52)             8,021


     INTEREST EXPENSE
         Savings deposits                              692              (1,769)            (1,077)
         Other time deposits                         2,543               1,027              3,570
         Short-term borrowings                         513                (187)               326
         Long-term debt                                 43                 304                347
                                            ---------------    ----------------   ----------------
            Total                                    3,791                (625)             3,166
                                            ---------------    ----------------   ----------------

NET INTEREST INCOME                                 $4,282                $573             $4,855
==================================================================================================


(1) All changes in net interest income, other than those due to volume, have been allocated to yield/rate.




                                                                        TABLE VI
NONPERFORMING ASSETS


==================================================================================================
                                                    June 30        December 31         June 30
(dollars in thousands)                               1996              1995             1995
- --------------------------------------------------------------------------------------------------
Nonaccrual loans                                        $8,388             8,392           11,883
Restructured loans                                         555               634              661
- --------------------------------------------------------------------------------------------------
          Total nonperforming loans                      8,943             9,026           12,544
Other real estate owned (OREO)                             269               380              334
- --------------------------------------------------------------------------------------------------
          Total nonperforming assets                    $9,212             9,406           12,878
==================================================================================================

Past due loans *                                        $2,928             2,504            2,748
==================================================================================================

Nonperforming loans to total loans                        0.52%             0.55             0.79
Nonperforming assets to total loans and OREO              0.53              0.58             0.81
Nonperforming assets and past due loans* to
          total loans and OREO                            0.70              0.73             0.98
Reserve to nonperforming loans                          335.45            313.02           224.59
Reserve to total loans                                    1.74              1.74             1.77
==================================================================================================


* Past due loans include accruing loans 90 days or more past due.





                                                                       TABLE VII

RESERVE FOR LOAN LOSSES


==================================================================
                                            Six Months Ended
                                                 June 30
                                        --------------------------
(in thousands)                             1996           1995
- ------------------------------------------------------------------
Beginning of period                        $28,253         26,946
     Charge-offs                              (738)          (849)
     Recoveries                              1,180            805
- ------------------------------------------------------------------
            Net charge-offs                    442            (44)
     Provision for loan losses               1,304            520
     Reserve related to acquired assets        --             751
- ------------------------------------------------------------------

End of period                              $29,999         28,173
==================================================================




                                                                      TABLE VIII

NONINTEREST INCOME


=============================================================================================
                                        Six Months Ended
                                            June 30                   Increase/(Decrease)
- ---------------------------------------------------------------------------------------------

(in thousands)                         1996              1995          Dollar      Percent
- ---------------------------------------------------------------------------------------------
Service charges                       $6,239             5,249           990          18.86%
Insurance                              2,848             2,242           606          27.03
Trust                                  2,608             2,306           302          13.10
Brokerage                              1,171               806           365          45.29
Gain on sale of loans                  1,108               440           668         151.82
Gain on sale of other assets              38               219          (181)        (82.65)
Other                                  1,829             1,655           174          10.51
- ---------------------------------------------------------------------------------------------
   Operating noninterest income       15,841            12,917         2,924          22.64
Gain on sale of securities               189               106            83          78.30
- ---------------------------------------------------------------------------------------------
   Total                             $16,030            13,023         3,007          23.09%
=============================================================================================





=============================================================================================
                                       Three Months Ended
                                            June 30                   Increase/(Decrease)
- ---------------------------------------------------------------------------------------------

(in thousands)                         1996              1995          Dollar      Percent
- ---------------------------------------------------------------------------------------------

Service charges                       $3,214             2,773           441          15.90%
Insurance                              1,396             1,258           138          10.97
Trust                                  1,297             1,184           113           9.54
Brokerage                                658               423           235          55.56
Gain on sale of loans                    638               286           352         123.08
Gain  on sale of other assets             14               117          (103)        (88.03)
Other                                    789               780             9           1.15
- ---------------------------------------------------------------------------------------------
   Operating noninterest income        8,006             6,821         1,185          17.37
Gain on sale of securities                31               140          (109)        (77.86)
- ---------------------------------------------------------------------------------------------
   Total                              $8,037             6,961         1,076          15.47%
=============================================================================================





                                                                        TABLE IX


NONINTEREST EXPENSE


=============================================================================================
                                        Six Months Ended
                                            June 30                   Increase/(Decrease)
- ---------------------------------------------------------------------------------------------

(in thousands)                         1996              1995          Dollar      Percent
- ---------------------------------------------------------------------------------------------
Salaries and wages                   $19,577            18,043         1,534           8.50%
Employee benefits                      5,467             5,172           295           5.70
Occupancy                              2,949             2,682           267           9.96
Furniture and equipment                2,876             2,409           467          19.39
Printing, postage and office supplies  2,398             2,127           271          12.74
Marketing                              1,579             1,342           237          17.66
Data processing fees                   3,792             3,551           241           6.79
Professional fees                        339               364           (25)         (6.87)
Other real estate owned                   19                41           (22)        (53.66)
Minority interest in earnings            683               609            74          12.15
FDIC premiums and examination fees       891             2,474        (1,583)        (63.99)
Other                                  4,350             3,792           558          14.72
- ---------------------------------------------------------------------------------------------
     Total                           $44,920            42,606         2,314           5.43%
=============================================================================================





=============================================================================================
                                       Three Months Ended
                                            June 30                   Increase/(Decrease)
- ---------------------------------------------------------------------------------------------

(in thousands)                         1996              1995          Dollar      Percent
- ---------------------------------------------------------------------------------------------

Salaries and wages                   $10,032             9,320           712           7.64%
Employee benefits                      2,705             2,681            24           0.90
Occupancy                              1,428             1,372            56           4.08
Furniture and equipment                1,414             1,265           149          11.78
Printing, postage and office supplies  1,239             1,097           142          12.94
Marketing                              1,162               883           279          31.60
Data processing fees                   1,873             1,784            89           4.99
Professional fees                        199               166            33          19.88
Other real estate owned                    8                19           (11)        (57.89)
Minority interest in earnings            337               302            35          11.59
FDIC premiums and examination fees       456             1,242          (786)        (63.29)
Other                                  2,376             2,147           229          10.67
- ---------------------------------------------------------------------------------------------
     Total                           $23,229            22,278           951           4.27%
=============================================================================================





                       CONSOLIDATED AVERAGE BALANCE SHEET
                          AND RELATED YIELDS AND RATES
                FOR THE SIX MONTHS ENDED JUNE 30, 1996, AND 1995
                       (Tax Equivalent Basis-In Thousands)


                                                         JUNE YTD 1996                              JUNE YTD 1995          % CHANGE
                                             --------------------------------------- -------------------------------------
   ASSETS                                      AVG BAL      INTEREST     RATE/YIELD    AVG BAL      INTEREST    RATE/YIELD  AVG BAL
                                             ------------- -----------  ------------ ------------  ----------   ----------  -------
LOANS (NET OF UNEARNED DISCOUNT)

   COMMERCIAL AND OTHER                          $340,791     $15,648          9.23%    $305,045     $14,524        9.60%     11.72%
   COMMERCIAL REAL ESTATE                         347,825      15,805          9.14      318,059      14,603        9.26       9.36
   AGRICULTURAL                                   339,907      15,747          9.32      299,447      14,202        9.56      13.51
   RESIDENTIAL REAL ESTATE                        336,449      14,555          8.70      309,568      13,210        8.61       8.68
   CONSUMER                                       224,467      10,208          9.15      195,375       8,720        9.00      14.89
   TAX-EXEMPT                                      48,691       2,645         10.92       48,621       2,408        9.99       0.14
                                             ------------- -----------               ------------  ----------

     TOTAL LOANS                                1,638,130      74,608          9.16    1,476,115      67,667        9.24      10.98
   RESERVE FOR LOAN LOSSES                        (28,968)                               (27,729)                              4.47
                                             -------------                           ------------

     NET LOANS                                  1,609,162                              1,448,386                              11.10

SECURITIES

   MORTGAGE BACKED                                233,183       8,194          7.07      247,581       8,610        7.01      (5.82)
   OTHER TAXABLE                                  527,193      15,705          5.99      490,718      14,623        6.01       7.43
   TAX EXEMPT                                     206,182       8,449          8.24      193,955       8,032        8.35       6.30
                                             ------------- -----------               ------------  ----------
     TOTAL SECURITIES                             966,558      32,348          6.73      932,254      31,265        6.76       3.68

FEDERAL FUNDS SOLD                                      0           0          0.00            0           0        0.00       --
OTHER EARNING ASSETS                                2,905          87          6.02        2,604          90        6.97      11.56
                                             ------------- -----------               ------------  ----------

     TOTAL EARNING ASSETS                       2,607,593     107,043          8.26    2,410,973      99,022        8.28       8.16

CASH & DUE FROM BANKS                              94,709                                 68,003                              39.27
NONEARNING ASSETS                                 101,206                                104,725                              (3.36)
                                             -------------                           ------------

                                               $2,774,540                             $2,555,972                               8.55
                                             =============                           ============



   LIABILITIES & SHAREHOLDER'S EQUITY

NONINTEREST BEARING DEPOSITS                     $266,771                               $242,568                               9.98

INTEREST BEARING DEPOSITS

   SAVINGS AND NOW ACCOUNTS                       254,475       2,167          1.71      249,381       2,565        2.07       2.04
   MONEY MARKET CHECKING                          180,551       1,539          1.71      173,122       1,783        2.08       4.29
   MONEY MARKET SAVINGS                           245,216       3,824          3.14      249,394       4,259        3.44      (1.68)
   SAVINGS CERTIFICATES                         1,093,358      31,012          5.70    1,009,468      28,196        5.63       8.31
   CERTIFICATES OVER $100,000                     153,295       4,197          5.51      123,984       3,443        5.60      23.64
                                             ------------- -----------               ------------  ----------

     TOTAL TIME DEPOSITS                        1,926,895      42,739          4.46    1,805,349      40,246        4.50       6.73
                                             -------------                           ------------

     TOTAL DEPOSITS                             2,193,666                              2,047,917                               7.12
     CORE DEPOSITS                              2,110,412                              1,991,933                               5.95

SHORT-TERM BORROWINGS                             256,419       6,705          5.26      221,405       6,379        5.81      15.81
LONG-TERM DEBT                                     28,098         888          6.36       21,075         541        5.18      33.32
                                             ------------- -----------               ------------  ----------

     TOTAL INTEREST BEARING LIABILITIES         2,211,412      50,332          4.58    2,047,829      47,166        4.64       7.99

OTHER LIABILITIES                                  45,470                                 37,578                              21.00
                                             -------------                           ------------

     TOTAL LIABILITIES                          2,523,653                              2,327,975                               8.41

MINORITY INTEREST                                   9,063                                  8,504                               6.57
REDEEMABLE PREFERRED STOCK                          2,165                                  4,765                             (54.56)
REDEEMABLE CLASS A COMMON STOCK                    19,173                                 17,178                              11.61
SHAREHOLDER'S EQUITY                              220,486                                197,550                              11.61
                                             -------------                           ------------

                                               $2,774,540                             $2,555,972                               8.55
                                             =============                           ============

NET INTEREST INCOME                                           $56,711                                $51,856
                                                           ===========                             ==========



NET INTEREST MARGIN                                                            4.37%                                4.34%
GROSS SPREAD                                                                   3.68                                 3.64




                       CONSOLIDATED AVERAGE BALANCE SHEET
                          AND RELATED YIELDS AND RATES
               FOR THE THREE MONTHS ENDED JUNE 30, 1996, AND 1995
                       (Tax Equivalent Basis-In Thousands)


                                                      SECOND QUARTER 1996                     SECOND QUARTER 1995          % CHANGE
                                             --------------------------------------- -------------------------------------
   ASSETS                                      AVG BAL      INTEREST     RATE/YIELD    AVG BAL      INTEREST    RATE/YIELD  AVG BAL
                                             ------------- -----------  ------------ ------------  ----------   ----------  -------
LOANS (NET OF UNEARNED DISCOUNT)

   COMMERCIAL AND OTHER                          $352,475      $7,980         9.08%    $317,339      $7,655         9.68%    11.07%
   COMMERCIAL REAL ESTATE                         349,394       7,875         9.04      323,020       7,372         9.15      8.16
   AGRICULTURAL                                   346,452       8,008         9.27      313,141       7,543         9.66     10.64
   RESIDENTIAL REAL ESTATE                        339,424       7,368         8.71      316,506       6,873         8.71      7.24
   CONSUMER                                       228,404       5,158         9.06      200,411       4,607         9.22     13.97
   TAX-EXEMPT                                      50,528       1,388        11.02       48,789       1,210         9.95      3.56
                                             ------------- -----------              ------------  ----------

     TOTAL LOANS                                1,666,677      37,777         9.09    1,519,206      35,260         9.31      9.71
   RESERVE FOR LOAN LOSSES                        (29,340)                              (28,130)                              4.30
                                             -------------                          ------------

     NET LOANS                                  1,637,337                             1,491,076                               9.81

SECURITIES

   MORTGAGE BACKED                                233,394       4,105         7.05      243,251       4,257         7.02     (4.05)
   OTHER TAXABLE                                  523,891       7,792         5.97      492,847       7,454         6.07      6.30
   TAX EXEMPT                                     206,889       4,267         8.27      193,157       4,072         8.46      7.11
                                             ------------- -----------              ------------  ----------
     TOTAL SECURITIES                             964,174      16,164         6.72      929,255      15,783         6.81      3.76

FEDERAL FUNDS SOLD                                      0           0         0.00            0           0         0.00      --
OTHER EARNING ASSETS                                2,770          41         5.94        3,122          54         6.94    (11.27)
                                             ------------- -----------              ------------  ----------

     TOTAL EARNING ASSETS                       2,633,621      53,982         8.22    2,451,583      51,097         8.36      7.43

CASH & DUE FROM BANKS                              94,851                                70,020                              35.46
NONEARNING ASSETS                                  97,319                               110,932                             (12.27)
                                             -------------                          ------------

                                               $2,796,451                            $2,604,405                               7.37
                                             =============                          ============



   LIABILITIES & SHAREHOLDER'S EQUITY

NONINTEREST BEARING DEPOSITS                     $270,712                              $246,541                               9.80

INTEREST BEARING DEPOSITS

   SAVINGS AND NOW ACCOUNTS                       251,997       1,049         1.67      250,369       1,279         2.05      0.65
   MONEY MARKET CHECKING                          180,707         752         1.67      173,795         876         2.02      3.98
   MONEY MARKET SAVINGS                           242,966       1,885         3.11      246,742       2,100         3.41     (1.53)
   SAVINGS CERTIFICATES                         1,093,640      15,357         5.63    1,037,520      14,965         5.79      5.41
   CERTIFICATES OVER $100,000                     154,710       2,096         5.43      125,443       1,793         5.73     23.33
                                             ------------- -----------              ------------  ----------

     TOTAL TIME DEPOSITS                        1,924,020      21,139         4.41    1,833,869      21,013         4.60      4.92
                                             -------------                          ------------

     TOTAL DEPOSITS                             2,194,732                             2,080,410                               5.50
     CORE DEPOSITS                              2,112,471                             2,023,846                               4.38

SHORT-TERM BORROWINGS                             277,038       3,652         5.29      228,749       3,407         5.97     21.11
LONG-TERM DEBT                                     30,130         457         6.08       22,550         308         5.48     33.61
                                             ------------- -----------              ------------  ----------

   TOTAL INTEREST BEARING LIABILITIES           2,231,188      25,248         4.54    2,085,168      24,728         4.76      7.00

OTHER LIABILITIES                                  42,884                                38,542                              11.27
                                             -------------                          ------------

     TOTAL LIABILITIES                          2,544,784                             2,370,251                               7.36

MINORITY INTEREST                                   9,031                                 8,723                               3.53
REDEEMABLE PREFERRED STOCK                          2,175                                 4,698                             (53.70)
REDEEMABLE CLASS A COMMON STOCK                    19,237                                17,659                               8.94
SHAREHOLDER'S EQUITY                              221,224                               203,074                               8.94
                                             -------------                          ------------

                                               $2,796,451                            $2,604,405                               7.37
                                             =============                          ============

NET INTEREST INCOME                                           $28,734                               $26,369
                                                           ===========                            ==========



NET INTEREST MARGIN                                                           4.38%                                 4.31%
GROSS SPREAD                                                                  3.68                                  3.60







                           PART II - OTHER INFORMATION


Item 5.  Other information

         None.

Item 6.  Exhibits and Reports on Form 8-K


         (a) No exhibits are being filed as part of this Quarterly Report on Form 10-Q.

         (b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996 or during the period from June 30, 1996 to the date of this Quarterly Report on Form 10-Q.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:August 14, 1996                BREMER FINANCIAL CORPORATION


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