Form 10-Q
period 1996-09-30
BREMER FINANCIAL CORPORATION
filed 1996-11-14
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

Yes __X__  No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of September 30, 1996, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.



                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX


PART I --  FINANCIAL INFORMATION                                            Page
                                                                            ----
                  Item 1 --         Financial Statements                      2

                  Item 2 --         Management's Discussion and Analysis      8
                                    of Financial Condition and Results
                                    of Operations

PART II --  OTHER INFORMATION


                  Item 5--          Other information                         24

                  Item 6 --         Exhibits and Reports on Form 8-K          24

                  Signatures                                                  25


ITEM 1.  FINANCIAL STATEMENTS

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
===============================================================================================================================
                                                                                       September 30   December 31  September 30
                                                                                       ----------------------------------------
(IN THOUSANDS)                                                                              1996          1995          1995
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                              $  118,388       127,786        96,546
   Interest bearing deposits                                                                 1,853         3,008         2,869
   Investment securities held to maturity (market value of $184,445,
       $203,607 and $207,513 respectively)                                                 182,152       198,515       203,288
   Mortgage-backed securities held to maturity (market value of $110,839,
       $116,772 and $159,952 respectively)                                                 112,925       118,390       164,110
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL SECURITIES HELD TO MATURITY                                                   295,077       316,905       367,398
   Investment securities available for sale (book value of $193,152,
       $209,978 and $209,825 respectively)                                                 192,898       213,520       209,923
   Mortgage-backed securities available for sale (book value of $463,106,
       $450,551 and $369,502 respectively)                                                 461,445       454,343       371,210
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL SECURITIES AVAILABLE FOR SALE                                                 654,343       667,863       581,133
   Loans                                                                                 1,749,075     1,630,100     1,612,996
       Reserve for loan losses                                                             (30,531)      (28,253)      (28,213)
       Unearned discount                                                                    (3,929)       (3,484)       (3,486)
-------------------------------------------------------------------------------------------------------------------------------
       NET LOANS                                                                         1,714,615     1,598,363     1,581,297
   Premises and equipment, net                                                              45,468        44,252        42,862
   Interest receivable and other assets                                                     61,797        54,055        64,273
-------------------------------------------------------------------------------------------------------------------------------

              TOTAL ASSETS                                                              $2,891,541     2,812,232     2,736,378
===============================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
   Noninterest bearing deposits                                                         $  307,170       326,531       284,653
   Interest bearing deposits                                                             1,937,300     1,915,776     1,894,572
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEPOSITS                                                                    2,244,470     2,242,307     2,179,225
   Federal funds purchased and repurchase agreements                                       203,582       187,100       142,437
   Other short-term borrowings                                                             133,860        69,427       104,669
   Long-term debt                                                                           10,287        25,568        25,780
   Accrued expenses and other liabilities                                                   40,758        38,633        42,763
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                                 2,632,957     2,563,035     2,494,874

   Minority interests                                                                        9,097         9,112         8,901
   Redeemable preferred stock, $100 par, 80,000 shares authorized;
       71,594 shares issued and 21,437 shares outstanding                                    2,205         2,144         2,198
   Redeemable class A common stock, 960,000 shares
       issued and outstanding                                                               19,783        19,035        18,433

   Shareholder's equity
       Common stock
          Class A, no par, 12,000,000 shares authorized;
              240,000 shares issued and outstanding                                             57            57            57
          Class B, no par, 10,800,000 shares authorized,
              issued and outstanding                                                         2,562         2,562         2,562
       Retained earnings                                                                   225,893       212,392       208,389
       Net unrealized (loss)gain on securities available for sale                           (1,013)        3,895           964
------------------------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDER'S EQUITY                                                          227,499       218,906       211,972
-------------------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                $2,891,541     2,812,232     2,736,378
===============================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
===========================================================================================================
                                                                          Nine Months Ended September 30
                                                                      -------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                 1996          1995          1994
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans, including fees                                              $112,627       104,179        81,521
   Securities
       Taxable                                                          35,668        34,846        28,552
       Tax-exempt                                                        8,417         8,075         7,253
   Federal funds sold                                                      --            --             20
   Other                                                                   121           131            63
-----------------------------------------------------------------------------------------------------------
       Total interest income                                           156,833       147,231       117,409
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Deposits                                                             64,417        62,464        41,883
   Federal funds purchased and repurchase agreements                     6,575         6,246         4,994
   Other short term borrowings                                           4,325         3,306           952
   Long term debt                                                        1,110         1,136           192
-----------------------------------------------------------------------------------------------------------
       Total interest expense                                           76,427        73,152        48,021
-----------------------------------------------------------------------------------------------------------

       Net interest income                                              80,406        74,079        69,388
   Provision for loan losses                                             1,965         1,320          --
-----------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses              78,441        72,759        69,388
-----------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
   Service charges                                                       9,490         8,188         7,174
   Insurance                                                             4,702         4,152         3,794
   Trust                                                                 3,919         3,470         3,367
   Gain on sale of loans                                                 1,627           869         1,429
   Gain on sale of securities                                              246           332         1,327
   Other                                                                 4,533         3,685         5,331
-----------------------------------------------------------------------------------------------------------
       Total noninterest income                                         24,517        20,696        22,422
-----------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
   Salaries and wages                                                   29,829        27,485        26,584
   Employee benefits                                                     8,202         7,861         7,343
   Occupancy                                                             4,384         4,072         3,683
   Furniture and equipment                                               4,356         3,650         3,197
   Data processing fees                                                  5,686         5,392         5,226
   FDIC premiums and examination fees                                    1,084         2,565         3,522
   Other                                                                14,279        12,821        11,773
-----------------------------------------------------------------------------------------------------------
       Total noninterest expense                                        67,820        63,846        61,328
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                        35,138        29,609        30,482
   Income tax expense                                                   11,462         9,224         9,622
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                            $ 23,676        20,385        20,860
===========================================================================================================
Per common share amounts
   Net income                                                            $1.97          1.70          1.74
   Dividends paid                                                         0.75          0.60          0.58
===========================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
===========================================================================================================
                                                                        Three Months Ended September 30
                                                                       ------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                 1996          1995          1994
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans, including fees                                               $38,923        37,335        29,779
   Securities
      Taxable                                                           11,769        11,614         9,812
      Tax-exempt                                                         2,846         2,780         2,426
   Federal funds sold                                                      --            --             20
   Other                                                                    37            45            26
-----------------------------------------------------------------------------------------------------------
       Total interest income                                            53,575        51,774        42,063
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Deposits                                                             21,678        22,218        14,799
   Federal funds purchased and repurchase agreements                     2,368         1,814         1,945
   Other short term borrowings                                           1,828         1,358           746
   Long term debt                                                          221           595           165
-----------------------------------------------------------------------------------------------------------
       Total interest expense                                           26,095        25,985        17,655
-----------------------------------------------------------------------------------------------------------

       Net interest income                                              27,480        25,789        24,408
   Provision for loan losses                                               661           800           --
-----------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses              26,819        24,989        24,408
-----------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
   Service charges                                                       3,251         2,939         2,527
   Insurance                                                             1,854         1,910         1,810
   Trust                                                                 1,311         1,164         1,088
   Gain on sale of loans                                                   519           429           303
   Gain on sale of securities                                               57           226           (35)
   Other                                                                 1,495         1,005         1,274
-----------------------------------------------------------------------------------------------------------
       Total noninterest income                                          8,487         7,673         6,967
-----------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
   Salaries and wages                                                   10,252         9,442         9,028
   Employee benefits                                                     2,735         2,689         2,444
   Occupancy                                                             1,435         1,390         1,222
   Furniture and equipment                                               1,480         1,241         1,081
   Data processing fees                                                  1,894         1,841         1,755
   FDIC premiums and examination fees                                      193            91         1,170
   Other                                                                 4,911         4,546         4,154
-----------------------------------------------------------------------------------------------------------
       Total noninterest expense                                        22,900        21,240        20,854
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                        12,406        11,422        10,521
   Income tax expense                                                    4,089         3,685         3,372
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                             $ 8,317         7,737         7,149
===========================================================================================================
Per common share amounts
   Net income                                                            $0.69          0.64          0.60
   Dividends paid                                                         0.25          0.20          0.20
===========================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
============================================================================================================================
                                                                                     Net Unrealized
                                                                                     Gain (Loss) on
                                                                 Common Stock          Securities
                                                          --------------------------    Available    Retained
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    Class A        Class B      for Sale     Earnings       Total
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                                    $57           2,562         4,678       181,137       188,434

Net income                                                                                             25,797        25,797
Dividends, $.78 per share                                                                              (9,360)       (9,360)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                          1,393        (1,315)           78
Change in net unrealized gain (loss) on securities available for sale                   (17,411)                    (17,411)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1994                                     57           2,562       (11,340)      196,259       187,538

Net income                                                                                             27,136        27,136
Dividends, $.80 per share                                                                              (9,600)       (9,600)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                         (1,324)       (1,403)       (2,727)
Change in net unrealized gain (loss) on securities available for sale                    16,559                      16,559
----------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                                     57           2,562         3,895       212,392       218,906

Net income                                                                                             23,676        23,676
Dividends, $.75 per share                                                                              (9,000)       (9,000)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                            427        (1,175)         (748)
Change in net unrealized gain (loss) on securities available for sale                    (5,335)                     (5,335)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1996                                   $57           2,562        (1,013)      225,893       227,499
============================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
==================================================================================================================
                                                                             Nine Months Ended September 30
                                                                         -----------------------------------------

(IN THOUSANDS)                                                             1996            1995            1994
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $ 23,676          20,385          20,860
   Adjustments to reconcile net income to net cash
       provided by operating activities
          Provision for loan losses                                         1,965           1,320             --
          Depreciation and amortization                                     5,210           4,890           7,219
          Minority interests in earnings of subsidiaries                    1,051             945             984
          Gain on sale of securities                                         (246)           (332)         (1,327)
          Valuation writedown on other real estate owned                      --               13             --
          Gains on sale of other real estate owned, net                        (7)           (203)          1,350
          Other assets and liabilities, net                                (3,135)          1,623          (5,952)
   Proceeds from sales of other real estate owned                             272             504           3,083
   Cash receipts related to loans originated specifically for resale       90,687          39,968          66,637
   Cash payments related to loans originated specifically for resale      (90,450)        (39,099)        (65,208)
------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                        29,023          30,014          27,646
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Deposits in other banks, net                                             1,155          (1,257)           (135)
   Federal funds sold, net                                                   --              --            16,391
   Purchases of securities available for sale                            (164,126)       (180,920)       (214,347)
   Purchases of securities held to maturity                               (19,641)        (18,983)        (41,354)
   Proceeds from maturities of securities available for sale               87,257          63,941          78,266
   Proceeds from maturities of securities held to maturity                 42,636          45,833          54,782
   Proceeds from sales of securities avaialable for sale                   80,258          87,032         102,816
   Loans, net                                                            (118,453)       (131,926)       (145,021)
   Acquisitions, net of cash acquired                                        --            (1,469)          1,621
   Acquisition of premises and equipment                                   (5,511)         (8,764)         (3,112)
------------------------------------------------------------------------------------------------------------------
          Net cash used by investing activities                           (96,425)       (146,513)       (150,093)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Noninterest bearing deposits, net                                      (19,361)         (5,718)         (8,971)
   Interest bearing deposits (excluding certificates of deposit), net     (26,881)         (4,333)        (33,795)
   Certificates of deposits, net                                           48,405         118,941          34,237
   Federal funds purchased and repurchase agreements, net                  16,482         (61,624)         46,820
   Other short-term borrowings, net                                        64,433          60,854          67,861
   Long-term debt, net                                                    (15,281)          1,992          12,924
   Minority interests acquired and dividends paid                            (855)           (854)         (1,179)
   Redeemable preferred stock                                                  61          (5,054)            --
   Dividends paid                                                          (9,000)         (7,200)         (6,960)
------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                        58,003          97,004         110,937
------------------------------------------------------------------------------------------------------------------
          Net increase in cash and due from banks                          (9,398)        (19,495)        (11,510)
   Cash and due from banks
       Beginning of year                                                  127,786         116,041         100,304
------------------------------------------------------------------------------------------------------------------
       End of year                                                       $118,388          96,546          88,794
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

F. REDEEMABLE CLASS A COMMON STOCK. At September 30, 1996, the 960,000 class A shares were generally redeemable at $20.61 per share. Since January 1, 1996 and through September 30, 1996, options to call 53,164.4788 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's Subsidiaries. During the same period, a total of 1,250 shares changed hands directly between individuals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Earnings Summary

Bremer Financial Corporation (the "Company") recorded net income of $8.3 million for the third quarter of 1996, a 7.5% increase from the $7.7 million earned in the third quarter of 1995. On a year-to-date basis, earnings were $23.7 million, up 16.1% or $3.3 million from the $20.4 million earned in the first nine months of 1995. Contributing positively to earnings in the first nine months of 1996 were an 8.5% or $6.3 million increase in net interest income coupled with an increase in noninterest income of 18.5% or $3.8 million. Partially offsetting these positive increases were a 6.2% or $4.0 million increase in noninterest expense and a $645 thousand increase in the provision for loan losses.

Return on average assets (ROA) was 1.21% for the third quarter of 1996, compared to 1.18% for the same period in 1995. For the first nine months of 1996, ROA improved to 1.18% from 1.09% for the first nine months of 1995. Return on average realized equity (RORE) was 13.43% for the third quarter of 1996, compared to 13.54% for the same period in 1995. On a year-to-date basis, RORE was 13.12%, compared to 12.23% recorded for the first nine months of 1995. Table I presents a summary of the components affecting the change in year-to-date return on assets from September 30, 1995 to September 30, 1996.

Shareholder's Equity and Dividends

Shareholder's equity and redeemable class A common stock totaled $247.3 million at September 30, 1996, representing a book value per share of $20.61, a 7.3% increase from $19.20 at September 30, 1995. Dividends paid per share remained unchanged from the $.25 paid in the first quarter of 1996, and are up from the $.20 dividend paid quarterly throughout 1995. The Company maintains a very strong capital position compared to industry standards. Table II presents various regulatory capital ratios.

Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS No. 115), requires the market value of securities available for sale to be recorded on the Company's balance sheet, with unrealized gains or losses, net of tax, included in equity. The application of this accounting standard, which has been reflected on the Company's balance sheet since December 31, 1993, had the effect of decreasing the book value per share by $.09 as of September 30, 1996 and increasing book value per share by $.09 as of September 30, 1995.

Net Interest Income

Tax-equivalent net interest income for the third quarter of 1996 was $29.4 million, an increase of $1.8 million or 6.4% from the third quarter of 1995. This increase in net interest income resulted from a 5.9% increase in average earning assets (enhanced by acquisitions) combined with an improvement in the net interest margin from 4.31% to 4.33% for the third quarter of 1996. On a year-to-date basis, tax-equivalent net interest income was $86.1 million, an increase of $6.6 million or 8.3% over the $79.5 million realized in the first nine months of 1995. Table III presents the quarter-to-quarter comparison of tax-equivalent net interest income and net interest margins.

For both the third quarter and year-to-date 1996, the net interest margin improved, as presented in Table IV, due to continued reductions in nonaccrual loans from 1995 and greater interest recoveries on problem loans along with more free funds supporting earning assets. Also contributing positively to the net interest margin on a year-to-date basis was an increase in the spread between yields on earning assets and costs on interest bearing liabilities offset partially by a less favorable product mix.

The Company uses gap reports to assess its current interest rate sensitivity position, but relies more heavily on simulation modeling to measure projected interest rate risk over time. While the Company's traditional gap report indicated a liability sensitive position at September 30, 1996, simulation modeling results have indicated the amount of net interest income at risk as a result of any substantial change in market interest rates was within the Company's acceptable policy limits.

Nonperforming Assets

Table VI shows the details of nonperforming assets at September 30, 1996, December 31, 1995 and September 30, 1995. Nonperforming assets, which include nonperforming loans and other real estate owned (OREO), were $10.1 million at September 30, 1996. This total represents an increase of $676 thousand from December 31, 1995 and a decrease of $2.0 million from September 30, 1995. Nonperforming assets as a percentage of total loans and OREO declined steadily over the past three years, as follows: 1.02% at September 30, 1994; .75% at September 30, 1995; and .58% at September 30, 1996.

Nonperforming loans, which include nonaccrual and restructured loans, were $9.8 million at September 30, 1996, an increase of $786 thousand from December 31, 1995 and a decrease of $827 thousand from September 30, 1995. The ratio of nonperforming loans to total loans improved from .66% at September 30, 1995 to
 .56% at September 30, 1996, and the ratio of nonperforming assets and past due loans to total loans and OREO improved from 1.04% to .73% between the same two periods. The level of at-risk performing loans (with an internal loan review rating of either substandard, doubtful or loss) increased $9.4 million or 11.8% from $80.0 million at September 30, 1995 to $89.4 million at September 30, 1996. Accordingly, the ratio of classified loans to total loans has increased from 5.0% at September 30, 1995 to 5.1% at September 30, 1996. Net recoveries were $313 thousand for the first nine months of 1996 as compared to net charge-offs of $804 thousand in the same period of 1995.

Other real estate owned, which includes real estate acquired in loan settlements, decreased $110 thousand from December 31, 1995 and $1.2 million from September 30, 1995.

Reserve for Loan Losses

The Company's reserve for loan losses was 311.2% of nonperforming loans at September 30, 1996 compared to 313.0% at December 31, 1995 and 265.2% at September 30, 1995. Management believes the current reserve is adequate to cover the risks inherent in the portfolio, including the risk of nonperforming loans and other loans that have been identified for careful monitoring.

The reserve for loan losses increased from $28.2 million at September 30, 1995 to $30.5 million at September 30, 1996. While the reserve for loan losses increased $2.3 million or 8.2% from September 30, 1995 to September 30, 1996, the loan portfolio increased 9.6% causing the reserve to outstanding loans ratio to remain unchanged at 1.75%. Table VII presents the activity in the reserve for loan losses.

Noninterest Income

Noninterest income was $8.5 million for the third quarter of 1996 compared to $7.7 million for the third quarter of 1995, representing an $814 thousand or 10.6% improvement. On a year-to-date basis, noninterest income was $24.5 million compared to $20.7 million in 1995, an increase of $3.8 million or 18.5%. Operating noninterest income, which excludes investment securities gains and losses, increased 19.2% over 1995, with most categories posting increases. Service charge fees, brokerage commissions, gains on sale of loans, and insurance commissions were the major contributors to the increase in operating noninterest income. The $550 thousand or 13.3% increase in insurance commissions resulted primarily from two agency acquisitions since the first quarter of 1995. Table VIII presents a comparison of significant noninterest income components.

Noninterest Expense

As presented in Table IX, noninterest expense increased $1.7 million or 7.8% compared to the third quarter of 1995. On a year-to-date basis, noninterest expense increased $4.0 million or 6.2% compared to the first nine months of 1995. Acquisitions completed during 1995 and early 1996 had an impact on the comparison of expenditures between periods. Excluding the $1.7 million in noninterest expenses attributed to these acquired entities, noninterest expense would have increased only $2.3 million or 3.7%. Offsetting the impact of acquisitions on noninterest expenses was a $1.5 million decline in FDIC premiums, a situation that was experienced industry-wide.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio improved significantly from 62.48% at September 30, 1995 to 59.54% at September 30, 1996. Contributing to this improvement were significant increases in the tax-equivalent net interest income of 8.3% coupled with strong growth in recurring noninterest income of 23.1% and modest growth in recurring noninterest expense of 6.0%.

Taxes

Comparing the first nine months of 1996 to the first nine months of 1995, the Company's effective tax rate increased from 31.2% to 32.6%. This results from proportionately more taxable than tax-exempt income during the first nine months of 1996 compared to the same period in 1995.

Balance Sheet Growth

When comparing year-to-date 1996 average balances to year-to-date 1995 average balances, acquisitions added approximately $32.9 million to average total assets, increasing gross loans by $14.0 million, securities by $15.2 million, and core deposits by $29.2 million.

Assets

Average total assets increased $191.8 million or 7.4% from the first nine months of 1995 to the first nine months of 1996, while average earning assets increased $176.4 million or 7.2% when comparing the same two periods.

Loans

From the first nine months of 1995 to the first nine months of 1996, average loans increased $146.7 million or 9.6%, driven by increases in all loan categories. Average loans in the third quarter of 1996 increased $72.1 million from the second quarter of 1996, resulting from seasonal activity.

On a year-to-date basis, the increase in average loan volume in 1996 over 1995 was driven by agricultural, commercial real estate, residential real estate, commercial, consumer, and tax-exempt loans which increased $35.0 million, $28.2 million, $27.6 million, $27.2 million, $26.6 million, and $2.3 million, respectively. The Company is not involved in highly leveraged transaction lending or lending to foreign countries.

Securities

Average securities increased $29.7 million or 3.2% from the first nine months of 1995 to the first nine months of 1996. Taxable securities increased $17.7 million or 2.4%, while tax-exempt securities increased $12.0 million or 6.1%. The continued increase in tax-exempt investment securities is attributed to the Company's strong earnings in recent years and its ability to utilize tax-exempt income. The average maturity of the portfolio was 51.0 months at September 30, 1996, with an average yield to maturity on the $949.4 million portfolio of 6.7%, unrealized gains of $3.3 million and unrealized losses of $3.1 million for held to maturity securities. In accordance with FAS No. 115, the available for sale investments are recorded inclusive of any unrealized gain or loss.

Liabilities

Comparing year-to-date 1996 to year-to-date 1995, average interest bearing liabilities increased $143.4 million or 6.9%, while average deposits increased $118.6 million or 5.7%. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, and Federal Home Loan Bank (FHLB) advances, increased $47.1 million or 20.5%. Average long-term debt, which includes long-term FHLB advances and installment promissory notes issued in connection with acquisitions, increased $1.2 million. Most of the increase in short-term borrowings can be attributed to an increase in the Company's FHLB advances over the first nine months of 1995. Continued strong asset growth, coupled with slower growth in deposits, has created the need for this funding source. The associated interest rate risk was monitored closely and steps were taken to match repricability of assets and liabilities prior to any funding decisions.

Core deposits, which generally include all deposits and repurchase agreements except for those greater than $100 thousand of nonpersonal and public entities, and certain other public funds, historically have provided a stable source of funding. Between the first nine months of 1995 and the first nine months of 1996, average core deposits increased $107.2 million or 5.3%. The growth in core deposits can be attributed to the aforementioned acquisitions and the Company's focused effort to redefine the pricing of its core deposits, emphasizing customer relationships and responsiveness to national market rates, in an effort to consistently provide customers with fair returns on their deposits.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS
============================================================================================================================
                                                      Nine Months Ended September 30        Three Months Ended September 30
                                                 ---------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             1996            1995       Change      1996            1995      Change
----------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
          Total interest income                  $  156,833         147,231       6.5%     $53,575         51,774       3.5%
          Net interest income                        80,406          74,079       8.5       27,480         25,789       6.6
          Net interest income (1)                    86,130          79,493       8.3       29,419         27,637       6.4
          Provision for loan losses                   1,965           1,320      48.9          661            800     (17.4)
          Noninterest income                         24,517          20,696      18.5        8,487          7,673      10.6
          Noninterest expense                        67,820          63,846       6.2       22,900         21,240       7.8
          Net income                                 23,676          20,385      16.1        8,317          7,737       7.5
          Dividends                                   9,000           7,200      25.0        3,000          2,400      25.0

AVERAGE BALANCES
          Assets                                  2,801,790       2,609,942       7.4    2,855,980      2,712,936       5.3
          Loans                                   1,671,408       1,524,674       9.6    1,738,714      1,609,887       8.0
          Securities                                963,523         933,853       3.2      953,684        932,065       2.3
          Deposits                                2,204,188       2,085,610       5.7    2,224,332      2,162,191       2.9
          Redeemable class A common stock            19,409          17,370      11.7       19,546         18,241       7.2
          Shareholder's equity                      223,203         199,756      11.7      224,784        209,766       7.2

PERIOD-END BALANCES
          Assets                                  2,891,541       2,736,378       5.7
          Loans                                   1,745,145       1,609,510       8.4
          Securities                                949,420         948,531       0.1
          Deposits                                2,244,470       2,179,225       3.0
          Redeemable class A common stock            19,783          18,433       7.3
          Shareholder's equity                      227,499         211,972       7.3

FINANCIAL RATIOS
          Return on assets (2)                         1.18%           1.09       8.3         1.21%          1.18       2.5
          Return on realized equity (3)(4)            13.12           12.23       7.3        13.43          13.54      (0.8)
          Average equity/assets (3)                    8.66            8.32       4.1         8.56           8.40       1.9
          Dividend payout                             38.01           35.32       7.6        36.07          31.02      16.3
          Net interest margin (1)                      4.36            4.32       0.9         4.33           4.31       0.5
          Net charge-offs/average loans               (0.03)           0.07       --          0.03           0.19       --
          Reserve/period-end loans                     1.75            1.75       0.0         1.75           1.75       0.0

PER SHARE OF COMMON STOCK (3)
          Net income                                   1.97            1.70      16.1        $0.69           0.64       7.5
          Dividends paid                               0.75            0.60      25.0         0.25           0.20      25.0
          Period-end book value                       20.61           19.20       7.3        20.61          19.20       7.3
          Period-end realized book value (4)          20.70           19.11       8.3        20.70          19.11       8.3


(1) Tax-equivalent basis (TEB).
(2) Calculation is based on income before minority interests.
(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4) Excluding net unrealized gain (loss) on securities available for sale.

============================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                       TABLE I

CHANGES IN RETURN ON ASSETS
==============================================================
                                                  Year-To-Date
                                                  September 30
                                                  1996 vs 1995
--------------------------------------------------------------

Return on assets, prior year                             1.09%
--------------------------------------------------------------

Increases

       Net interest income (TEB)                         0.03
       Service charges                                   0.03
       Insurance                                         0.01
       Trust fees                                        0.01
       Brokerage                                         0.03
       Gain on sale of loans                             0.03
       Employee benefits                                 0.01
       Data processing fees                              0.01
       FDIC premiums and examination fees                0.08
       Other noninterest expense, net                    0.01

--------------------------------------------------------------
          Total increases                                0.25
--------------------------------------------------------------

Decreases

       Provision for loan loss                           0.03
       Gain on sale of other assets                      0.01
       Gain on sale of securities                        0.01
       Salaries and wages                                0.01
       Furniture and equipment                           0.02
       Marketing                                         0.01
       Provision for income taxes                        0.07


--------------------------------------------------------------
          Total decreases                                0.16
--------------------------------------------------------------

Return on assets, current year                           1.18%
==============================================================

                                                                        TABLE II
CAPITAL RATIOS (1)

=========================================================================================
                                   September 30    December 31  September 30   Regulatory
                                       1996            1995         1995        Minimums
                                  -------------  ------------- ------------- ------------

Equity to assets (2)                       8.55%          8.46          8.42          --
Equity to tangible assets (2)              8.47           8.40          8.34          --
Tier I capital (3)                        12.70          12.75         12.62         4.00
Tier I and tier II capital (3)            13.95          14.01         13.87         8.00
Leverage ratio (3)                         8.62           8.41          8.37         3.00

(1)  Calculations include redeemable class A common stock.
(2) Computed in accordance with generally accepted accounting principles, including the unrealized market value adjustment of securities available for sale.
(3) Computed exclusive of the unrealized market value adjustment of securities available for sale.

                                                                       TABLE III


NET INTEREST INCOME / MARGINS (TEB)

================================================================================
                                Net        Net
                              Interest  Interest
(DOLLARS IN THOUSANDS)         Income    Margin
--------------------------------------------------------------------------------

Quarter
-------


1996
         Third                $29,419     4.33%
         Second                28,734     4.38
         First                 27,977     4.35


1995
         Fourth                28,405     4.37
         Third                 27,637     4.31
         Second                26,369     4.31
         First                 25,487     4.36


1994
         Fourth                26,532     4.51
         Third                 25,911     4.53
         Second                24,820     4.56
         First                 23,435     4.48


1993
         Fourth                24,095     4.52
         Third                 22,797     4.47
         Second                23,762     4.78
         First                 23,011     4.77

================================================================================

                                                                        TABLE IV
CHANGES IN NET INTEREST INCOME (TEB)
                                                                    1996 vs 1995
====================================================================================================
                                                  Nine Months Ended             Three Months Ended
(IN THOUSANDS)                                       September 30                 September 30
----------------------------------------------------------------------------------------------------
                                                 Net              Net         Net              Net
                                               Interest        Interest     Interest        Interest
                                                Income          Margin       Income          Margin
                                               --------        --------     --------        --------
CHANGE IN VOLUME
     Earning assets                            $ 10,940                     $  3,162
     Interest  bearing liabilities               (5,027)                      (1,200)
                                               --------                     --------
                                                  5,913                        1,962

CHANGE IN INTEREST RATE SPREAD
     Earning assets                              (2,573)          (0.13)%     (1,416)          (0.21)%
     Interest  bearing liabilities                3,055            0.15        1,436            0.21
                                               --------        --------     --------        --------
                                                    482            0.02           20            0.00

CHANGE IN PRODUCT MIX
     Earning assets                                 780            0.04          244            0.04
     Interest  bearing liabilities               (1,034)          (0.05)        (344)          (0.05)
                                               --------        --------     --------        --------
                                                   (254)          (0.01)        (100)          (0.01)

CHANGE DUE TO NUMBER OF DAYS
     Earning assets                                 560            --           --              --
     Interest  bearing liabilities                 (268)           --           --              --
                                               --------        --------     --------        --------
                                                    292            --           --              --
OTHER CHANGES
     Nonaccruing loans                              308            0.02          108            0.01
     Yield-related loan fees                          3            0.00         (208)          (0.03)
     30/360 investment adjustment                  (107)          (0.01)        --              --
     Free funds                                    --              0.02         --              0.05
                                               --------        --------     --------        --------
                                                    204            0.03         (100)           0.03

CHANGE IN NET INTEREST INCOME                     6,637            0.04        1,782            0.02

     Net interest income, prior period           79,493            4.32       27,637            4.31
                                               --------        --------     --------        --------

     Net interest income, current period       $ 86,130            4.36%    $ 29,419            4.33%
                                               ========        ========     ========        ========

                                                                         TABLE V
CHANGES IN NET INTEREST INCOME (TEB)

================================================================================
                                             Nine Months Ended September 30
                                         ---------------------------------------
(IN THOUSANDS)                                       1996 vs 1995
--------------------------------------------------------------------------------

                                          Volume     Yield/Rate (1)      Total
                                         -------        -------         -------
INCREASE (DECREASE) IN:


     INTEREST INCOME
         Loans                           $ 7,549        $ 1,127         $ 8,676
         Taxable securities                2,497         (1,675)            822
         Tax-exempt securities               878           (364)            514
         Interest bearing deposits          --             --              --
         Federal funds sold                 --             --              --
         Other earning assets                 16           (117)           (101)
                                         -------        -------         -------
            Total                         10,940         (1,029)          9,911


     INTEREST EXPENSE
         Savings deposits                    881         (2,458)         (1,577)
         Other time deposits               3,376            671           4,047
         Short-term borrowings               701             (5)            696
         Long-term debt                       69             39             108
                                         -------        -------         -------
            Total                          5,027         (1,753)          3,274
                                         -------        -------         -------

NET INTEREST INCOME                      $ 5,913        $   724         $ 6,637
================================================================================

(1) ALL CHANGES IN NET INTEREST INCOME, OTHER THAN THOSE DUE TO VOLUME, HAVE BEEN ALLOCATED TO YIELD/RATE.

                                                                        TABLE VI
NONPERFORMING ASSETS

===========================================================================================
                                                 September 30      December 31   September 30
(DOLLARS IN THOUSANDS)                               1996             1995           1995
------------------------------------------------------------------------------------------
Nonaccrual loans                                    $ 9,381           8,392          9,524
Restructured loans                                      431             634          1,115
--------------------------------------------        -------         -------        -------
          Total nonperforming loans                   9,812           9,026         10,639
Other real estate owned (OREO)                          270             380          1,442
--------------------------------------------        -------         -------        -------
          Total nonperforming assets                $10,082           9,406         12,081
============================================        =======         =======        =======

Past due loans *                                    $ 2,692           2,504          4,642
============================================        =======         =======        =======

Nonperforming loans to total loans                     0.56%           0.55           0.66
Nonperforming assets to total loans and OREO           0.58            0.58           0.75
Nonperforming assets and past due loans* to
          total loans and OREO                         0.73            0.73           1.04
Reserve to nonperforming loans                       311.16          313.02         265.18
Reserve to total loans                                 1.75            1.74           1.75
============================================        =======         =======        =======

* PAST DUE LOANS INCLUDE ACCRUING LOANS 90 DAYS OR MORE PAST DUE.

                                                                       TABLE VII

RESERVE FOR LOAN LOSSES

=========================================================================
                                                    Nine Months Ended
                                                      September 30
                                               --------------------------

(IN THOUSANDS)                                    1996             1995
-------------------------------------------------------------------------
Beginning of period                            $ 28,253           26,946
     Charge-offs                                 (1,075)          (1,992)
     Recoveries                                   1,388            1,188
---------------------------------------        --------         --------
            Net charge-offs                         313             (804)
     Provision for loan losses                    1,965            1,320
     Reserve related to acquired assets            --                751
---------------------------------------        --------         --------

End of period                                  $ 30,531           28,213
=======================================        ========         ========

                                                                      TABLE VIII
NONINTEREST INCOME


===========================================================================================
                                          Nine Months Ended
                                            September 30               Increase/(Decrease)
-------------------------------------------------------------------------------------------

(IN THOUSANDS)                           1996          1995          Dollar         Percent
-------------------------------------------------------------------------------------------
Service charges                        $ 9,490         8,188         1,302          15.90%
Insurance                                4,702         4,152           550          13.25
Trust                                    3,919         3,470           449          12.94
Brokerage                                1,824         1,037           787          75.89
Gain on sale of loans                    1,627           869           758          87.23
Gain on sale of other assets                88           368          (280)        (76.09)
Other                                    2,621         2,280           341          14.96
-------------------------------        -------        ------        ------         ------
   Operating noninterest income         24,271        20,364         3,907          19.19
Gain on sale of securities                 246           332           (86)        (25.90)
-------------------------------        -------        ------        ------         ------
   Total                               $24,517        20,696         3,821          18.46%
===============================        =======        ======        ======         ======


===========================================================================================
                                         Three Months Ended
                                            September 30               Increase/(Decrease)
-------------------------------------------------------------------------------------------

(IN THOUSANDS)                           1996          1995          Dollar         Percent
-------------------------------------------------------------------------------------------
Service charges                        $ 3,251         2,939           312          10.62%
Insurance                                1,854         1,910           (56)         (2.93)
Trust                                    1,311         1,164           147          12.63
Brokerage                                  653           231           422         182.68
Gain on sale of loans                      519           429            90          20.98
Gain  on sale of other assets               50           149           (99)        (66.44)
Other                                      792           625           167          26.72
-------------------------------        -------        ------        ------         ------
   Operating noninterest income          8,430         7,447           983          13.20
Gain on sale of securities                  57           226          (169)        (74.78)
-------------------------------        -------        ------        ------         ------
   Total                               $ 8,487         7,673           814          10.62%
===============================        =======        ======        ======         ======

                                                                        TABLE IX
NONINTEREST EXPENSE

=======================================================================================================
                                                    Nine Months Ended
                                                       September 30               Increase/(Decrease)
-------------------------------------------------------------------------------------------------------

(IN THOUSANDS)                                      1996           1995          Dollar         Percent
-------------------------------------------------------------------------------------------------------
Salaries and wages                                $29,829         27,485          2,344           8.53%
Employee benefits                                   8,202          7,861            341           4.34
Occupancy                                           4,384          4,072            312           7.66
Furniture and equipment                             4,356          3,650            706          19.34
Printing, postage and office supplies               3,548          3,305            243           7.35
Marketing                                           2,383          1,928            455          23.60
Data processing fees                                5,686          5,392            294           5.45
Professional fees                                     557            559             (2)         (0.36)
Other real estate owned                                29             63            (34)        (53.97)
Minority interest in earnings                       1,051            945            106          11.22
FDIC premiums and examination fees                  1,084          2,565         (1,481)        (57.74)
Other                                               6,711          6,021            690          11.46
------------------------------------------        -------        -------         ------         ------
     Total                                        $67,820         63,846          3,974           6.22%
==========================================        =======        =======         ======         ======


=======================================================================================================
                                                   Three Months Ended
                                                       September 30               Increase/(Decrease)
-------------------------------------------------------------------------------------------------------

(IN THOUSANDS)                                      1996           1995          Dollar         Percent
-------------------------------------------------------------------------------------------------------

Salaries and wages                                $10,252          9,442            810           8.58%
Employee benefits                                   2,735          2,689             46           1.71
Occupancy                                           1,435          1,390             45           3.24
Furniture and equipment                             1,480          1,241            239          19.26
Printing, postage and office supplies               1,150          1,178            (28)         (2.38)
Marketing                                             804            586            218          37.20
Data processing fees                                1,894          1,841             53           2.88
Professional fees                                     218            195             23          11.79
Other real estate owned                                10             22            (12)        (54.55)
Minority interest in earnings                         368            336             32           9.52
FDIC premiums and examination fees                    193             91            102         112.09
Other                                               2,361          2,229            132           5.92
------------------------------------------        -------        -------         ------         ------
     Total                                        $22,900         21,240          1,660           7.82%
==========================================        =======        =======         ======         ======


                       CONSOLIDATED AVERAGE BALANCE SHEET
                          AND RELATED YIELDS AND RATES
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995
                       (Tax Equivalent Basis-In Thousands)


                                                     SEPTEMBER YTD 1996                         SEPTEMBER YTD 1995         % CHANGE
                                          -----------------------------------------     -----------------------------------
                                             AVG BAL       INTEREST     RATE/YIELD       AVG BAL      INTEREST   RATE/YIELD  AVG BAL
 ASSETS                                   -----------     -----------   -----------     ----------   ----------  ----------  -------
LOANS (NET OF UNEARNED DISCOUNT)

   COMMERCIAL AND OTHER                   $   342,971     $    23,509        9.16%       $  315,820   $   22,328      9.45%    8.60%
   COMMERCIAL REAL ESTATE                     351,544          23,946        9.10           323,354       22,377      9.25     8.72
   AGRICULTURAL                               356,043          24,710        9.27           321,059       23,092      9.62    10.90
   RESIDENTIAL REAL ESTATE                    341,999          22,205        8.67           314,441       20,367      8.66     8.76
   CONSUMER                                   228,490          15,616        9.13           201,904       13,640      9.03    13.17
   TAX-EXEMPT                                  50,361           4,012       10.64            48,096        3,606     10.02     4.71
                                          -----------     -----------                    ----------   ----------

     TOTAL LOANS                            1,671,408         113,998        9.11         1,524,674      105,410      9.24     9.62
   RESERVE FOR LOAN LOSSES                    (29,373)                                      (27,853)                           5.46
                                          -----------                                    ----------

     NET LOANS                              1,642,035                                     1,496,821                            9.70

SECURITIES

   MORTGAGE BACKED                            231,262          12,193        7.04           245,949       12,812      6.96    (5.97)
   OTHER TAXABLE                              524,139          23,475        5.98           491,772       22,034      5.99     6.58
   TAX EXEMPT                                 208,122          12,765        8.19           196,132       12,251      8.35     6.11
                                          -----------     -----------                    ----------   ----------
     TOTAL SECURITIES                         963,523          48,433        6.71           933,853       47,097      6.74     3.18

FEDERAL FUNDS SOLD                                  0               0        0.00                 0            0      0.00      --
OTHER EARNING ASSETS                            2,892             125        5.77             2,947          138      6.26    (1.87)
                                          -----------     -----------                    ----------   ----------
     TOTAL EARNING ASSETS                   2,637,823         162,556        8.23         2,461,474      152,645      8.29     7.16

CASH & DUE FROM BANKS                          91,520                                        66,326                           37.99
NONEARNING ASSETS                             101,820                                       109,995                           (7.43)
                                          -----------                                    ----------

                                          $ 2,801,790                                    $2,609,942                            7.35
                                          ===========                                    ==========



   LIABILITIES & SHAREHOLDER'S EQUITY

NONINTEREST BEARING DEPOSITS              $   273,563                                    $  250,166                            9.35

INTEREST BEARING DEPOSITS

   SAVINGS AND NOW ACCOUNTS                   253,869           3,214        1.69           253,310        3,885      2.05     0.22
   MONEY MARKET CHECKING                      179,332           2,286        1.70           171,664        2,638      2.05     4.47
   MONEY MARKET SAVINGS                       243,925           5,743        3.14           247,876        6,297      3.40    (1.59)
   SAVINGS CERTIFICATES                     1,098,896          46,809        5.69         1,022,653       43,638      5.71     7.46
   CERTIFICATES OVER $100,000                 154,603           6,365        5.50           139,941        5,489      5.24    10.48
                                          -----------     -----------                    ----------   ----------

     TOTAL TIME DEPOSITS                    1,930,625          64,417        4.46         1,835,444       61,947      4.51     5.19
                                          -----------     -----------                    ----------   ----------

     TOTAL DEPOSITS                         2,204,188                                     2,085,610                            5.69
     CORE DEPOSITS                          2,122,653                                     2,015,466                            5.32

SHORT-TERM BORROWINGS                         276,711          10,899        5.26           229,653       10,203      5.94    20.49
LONG-TERM DEBT                                 23,523           1,110        6.30            22,315        1,002      6.00     5.41
                                          -----------     -----------                    ----------   ----------

     TOTAL INTEREST BEARING LIABILITIES     2,230,859          76,426        4.58         2,087,412       73,152      4.69     6.87

OTHER LIABILITIES                              43,476                                        41,942                            3.66
                                          -----------                                    ----------

     TOTAL LIABILITIES                      2,547,898                                     2,379,520                            7.08

MINORITY INTEREST                               9,105                                         8,571                            6.23
REDEEMABLE PREFERRED STOCK                      2,175                                         4,725                          (53.97)
REDEEMABLE CLASS A COMMON STOCK                19,409                                        17,370                           11.74
SHAREHOLDER'S EQUITY                          223,203                                       199,756                           11.74
                                          -----------                                    ----------
                                          $ 2,801,790                                    $2,609,942                            7.35
                                          ===========                                    ==========

NET INTEREST INCOME                                       $    86,130                                 $   79,493
                                                          ===========                                 ==========

NET INTEREST MARGIN                                                          4.36%                                    4.32%
GROSS SPREAD                                                                 3.66                                     3.61


                       CONSOLIDATED AVERAGE BALANCE SHEET
                          AND RELATED YIELDS AND RATES
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995
                       (Tax Equivalent Basis-In Thousands)


                                                       THIRD QUARTER 1996                        THIRD QUARTER 1995         % CHANGE
                                          -----------------------------------------     -----------------------------------
                                             AVG BAL       INTEREST     RATE/YIELD       AVG BAL      INTEREST   RATE/YIELD  AVG BAL
 ASSETS                                   -----------     -----------   -----------     ----------   ----------  ----------  -------

LOANS (NET OF UNEARNED DISCOUNT)
   COMMERCIAL AND OTHER                   $   348,755     $     7,861        8.94%       $  329,734   $    7,804      9.39%    5.77%
   COMMERCIAL REAL ESTATE                     358,901           8,141        9.00           333,772        7,774      9.24     7.53
   AGRICULTURAL                               387,965           8,963        9.17           363,579        8,890      9.70     6.71
   RESIDENTIAL REAL ESTATE                    352,980           7,650        8.60           324,028        7,157      8.76     8.94
   CONSUMER                                   236,449           5,408        9.07           211,710        4,920      9.22    11.69
   TAX-EXEMPT                                  53,664           1,367       10.11            47,064        1,198     10.10    14.02
                                          -----------     -----------                    ----------   ----------

     TOTAL LOANS                            1,738,714          39,390        8.99         1,609,887       37,743      9.30     8.00
   RESERVE FOR LOAN LOSSES                    (30,281)                                      (28,202)                           7.37
                                          -----------                                    ----------
     NET LOANS                              1,708,433                                     1,581,685                            8.01

SECURITIES

   MORTGAGE BACKED                            227,404           3,999        6.98           240,260        4,202      6.94    (5.35)
   OTHER TAXABLE                              515,585           7,770        5.98           491,360        7,411      5.98     4.93
   TAX EXEMPT                                 210,695           4,316        8.13           200,445        4,219      8.35     5.11
                                          -----------     -----------                    ----------   ----------
     TOTAL SECURITIES                         953,684          16,085        6.69           932,065       15,832      6.74     2.32

FEDERAL FUNDS SOLD                                  0               0        0.00                 0            0      0.00      --
OTHER EARNING ASSETS                            2,901              38        5.20             3,305           48      5.76   (12.22)
                                          -----------     -----------                    ----------   ----------
     TOTAL EARNING ASSETS                   2,695,299          55,513        8.17         2,545,257       53,623      8.36     5.89

CASH & DUE FROM BANKS                          89,884                                        72,673                           23.68
NONEARNING ASSETS                             101,078                                       123,208                          (17.96)
                                          -----------                                    ----------
                                          $ 2,855,980                                    $2,712,936                            5.27
                                          ===========                                    ==========



   LIABILITIES & SHAREHOLDER'S EQUITY

NONINTEREST BEARING DEPOSITS              $   286,731                                    $  265,661                            7.93

INTEREST BEARING DEPOSITS

   SAVINGS AND NOW ACCOUNTS                   252,669           1,047        1.64           261,039        1,320      2.01    (3.21)
   MONEY MARKET CHECKING                      176,924             747        1.68           168,795          855      2.01     4.82
   MONEY MARKET SAVINGS                       240,971           1,919        3.16           245,744        2,038      3.29    (1.94)
   SAVINGS CERTIFICATES                     1,109,849          15,797        5.65         1,065,174       15,442      5.75     4.19
   CERTIFICATES OVER $100,000                 157,188           2,168        5.47           155,778        2,046      5.21     0.91
                                          -----------     -----------                    ----------   ----------
     TOTAL TIME DEPOSITS                    1,937,601          21,678        4.44         1,896,530       21,701      4.54     2.17
                                          -----------                                    ----------
     TOTAL DEPOSITS                         2,224,332                                     2,162,191                            2.87
     CORE DEPOSITS                          2,146,202                                     2,079,749                            3.20

SHORT-TERM BORROWINGS                         316,848           4,194        5.25           245,688        3,824      6.18    28.96
LONG-TERM DEBT                                 14,224             222        6.19            26,347          461      6.94   (46.01)
                                          -----------     -----------                    ----------   ----------
   TOTAL INTEREST BEARING LIABILITIES       2,268,673          26,094        4.56         2,168,565       25,986      4.75     4.62

OTHER LIABILITIES                              44,995                                        39,630                           13.54
                                          -----------                                    ----------
     TOTAL LIABILITIES                      2,600,399                                     2,473,856                            5.12

MINORITY INTEREST                               9,056                                         8,835                            2.50
REDEEMABLE PREFERRED STOCK                      2,195                                         2,238                           (1.92)
REDEEMABLE CLASS A COMMON STOCK                19,546                                        18,241                            7.15
SHAREHOLDER'S EQUITY                          224,784                                       209,766                            7.16
                                          -----------                                    ----------
                                          $ 2,855,980                                    $2,712,936                            5.27
                                          ===========                                    ==========

NET INTEREST INCOME                                       $    29,419                                 $   27,637
                                                          ===========                                 ==========



NET INTEREST MARGIN                                                          4.33%                                    4.31%
GROSS SPREAD                                                                 3.61                                     3.60



                          PART II - OTHER INFORMATION


Item 5.  Other information

         On August 7, 1996, the Company signed an agreement with Valley Bankshares, Inc. ("VBI") of Nisswa, Minnesota, for the purchase of the Perham, Minnesota branch ("Perham") of Brainerd National Bank of Baxter, Minnesota ("BNB") by the First American Bank of Detroit Lakes, a majority-owned subsidiary of the Company. The agreement is subject to the necessary regulatory approvals, as is the presumed purchase by VBI of BNB, which is a prerequisite for this transaction. Perham, a branch of Metropolitan Federal Bank, fsb (MFB) prior to its sale to BNB in conjunction with First Bank's acquisition of MFB in 1995, has approximately $14 million in assets with 5 employees.


Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibit 27 Financial Data Schedule.

(b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 1996 or during the period from September 30, 1996 to the date of this Quarterly Report on Form 10-Q.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 14, 1996                  BREMER FINANCIAL CORPORATION


                                          By: /s/ Terry M. Cummings
                                              --------------------------------
                                              Terry M. Cummings
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                          By: /s/ Stuart F. Bradt
                                              --------------------------------
                                              Stuart F. Bradt
                                              Chief Accounting Officer