Form 10-K405
period 1996-12-31
BREMER FINANCIAL CORPORATION
filed 1997-03-14
CIK 846616

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________TO ______________.

                         COMMISSION FILE NUMBER 0-18342


                          BREMER FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                           41-0715583
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

          445 MINNESOTA STREET                                    55101
        SUITE 2000, ST. PAUL, MN                                (Zip Code)
(Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 227-7621

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                       Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the $21.18 per share book value of the shares of class A common stock of the Company as of December 31, 1996, the aggregate value of the Company's shares of class A common stock held by employees and directors as of such date was approximately $20.3 million.

As of March 14, 1997, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.



                         BREMER FINANCIAL CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1996

                                    INDEX

                                                                                      PAGE
                                                                                      ----
Documents Incorporated by Reference                                                     ii

Cross Reference Sheet                                                                  iii

PART I

Item  1.       Business                                                                  1

Item  2.       Properties                                                                3

Item  3.       Legal Proceedings                                                         3

Item  4.       Submission of Matters to a Vote of Security Holders                       3

PART II

Item  5.       Market for Registrant's Common Equity and Related Stockholder Matters     3

Item  6.       Selected Financial Data                                                   7

Item  7.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                 8

Item  8.       Financial Statements and Supplementary Data                              25

Item  9.       Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                                 44

PART III

Item 10 through Item 13. See "Documents Incorporated by Reference" (Page ii)            44

PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K         44

Signatures                                                                              47



                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:

                                               DOCUMENTS INCORPORATED BY
PARTS OF ANNUAL REPORT ON FORM 10-K            REFERENCE
-----------------------------------            -------------------------

PART II

Item  5.   Market for Registrant's Common      Reference is made to the
           Equity and Related Stockholder      portions described herein of the
           Matters.                            final Prospectus of the Company
                                               dated April 20, 1989 filed with
                                               the Securities and Exchange
                                               Commission on April 20, 1989.

PART III

Item 10.   Directors and Executive Officers    Reference is made to the
           of the Registrant.                  Registrant's definitive proxy
                                               statement ("Proxy Statement"),
                                               which will be filed with the
                                               Securities and Exchange
                                               Commission ("Commission") within
                                               120 days after December 31,
                                               1996.

Item 11.   Executive Compensation.             Reference is made to the
                                               Registrant's Proxy Statement.

Item 12.   Security Ownership of Certain       Reference is made to the
           Beneficial Owners and Management.   Registrant's Proxy Statement.

Item 13.   Certain Relationships and Related   Reference is made to the
           Transactions.                       Registrant's Proxy Statement.


           (The remainder of this page was intentionally left blank.)



                              CROSS REFERENCE SHEET

                            BETWEEN ITEMS IN PART III
                                OF FORM 10-K AND
                                 PROXY STATEMENT
         PURSUANT TO PARAGRAPH G-4 OF GENERAL INSTRUCTIONS TO FORM 10-K

                                                                            SUBJECT HEADINGS
ITEM NUMBER AND CAPTION                                                    IN PROXY STATEMENT
------------------------------------------------------------------       ---------------------
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



                                   PART I.

ITEM 1. BUSINESS.

GENERAL

Bremer Financial Corporation (the "Company") is a regional multi-state bank holding company headquartered in St. Paul, Minnesota, and incorporated under Minnesota law on December 7, 1943. As of March 14, 1997, the Company owned at least 95.9% of the total outstanding capital stock of its 16 subsidiary banks (collectively, "Subsidiary Banks"). As a bank holding company, the Company is subject to the federal Bank Holding Company Act of 1956, as amended ("Holding Company Act"), and to regulation and supervision by the Federal Reserve System (including the Board of Governors of the Federal Reserve System). The Subsidiary Banks are located in Minnesota, Wisconsin and North Dakota and have a total of 81 offices throughout these states. The Subsidiary Banks draw most of their deposits from and make substantially all of their loans within the states of Minnesota, Wisconsin and North Dakota and have no foreign loans. At December 31, 1996, the Company and its subsidiaries (including the Subsidiary Banks) had consolidated assets of approximately $2.9 billion and consolidated deposits of approximately $2.3 billion. The Subsidiary Banks ranged in size from $3.0 million to $350.4 million in total assets and from less than $1.0 million to $280.0 million in total deposits as of December 31, 1996. See the portion of this Form 10-K, Item 1. entitled "Business Developments in 1996."

The Company also owns several financial services subsidiaries. It owns all of the outstanding capital stock of First American Trust Company of Minnesota ("First American Trust"), which provides trust and other fiduciary services to most of the Minnesota Subsidiary Banks' communities; the two First American Insurance Agencies, Inc. (the "Insurance Agencies"), which provide insurance agency services to the Subsidiary Banks' communities; Bremer Financial Services, Inc. ("Bremer Financial"), which provides management and support services to the Company and its subsidiaries; Bremer Investment Services, Inc. ("Bremer Investment"), which provides brokerage and investment advisory services to the Subsidiary Banks; Premium Finance Corporation ("Premium Finance"), which provides commercial insurance premium financing services in Wisconsin, Minnesota, and North Dakota; Bremer Business Finance Corporation, ("BBFC"), which provides asset-based lending and leasing services; and First American Services, Inc. ("First American Services"), which provides operations and support services to the Subsidiary Banks. The Company also owns a controlling portion of the capital stock of Bremer First American Life Insurance Company, which is engaged in the underwriting and reinsurance of credit life and health insurance sold in conjunction with the extension of credit by the Subsidiary Banks.

Consumer investment products and services are available at the Subsidiary Banks through INVEST Financial Corporation of Tampa, Florida ("INVEST"). The Company and its Subsidiary Banks have entered into a fully disclosed agreement with INVEST, whereby the Company and its subsidiaries deliver investment services to its customers through a network of Subsidiary Banks' offices and receive a portion of the commissions earned by the investment representatives.

The operations of the financial services subsidiaries, while an integral part of the Company's ability to deliver a full range of financial services, taken as a whole, are not significant enough to meet the requirements of additional segment reporting.

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

COMPETITION

The banking business is highly competitive. As the financial service industry expands, the scope of potential competition for the Subsidiary Banks also expands. The Subsidiary Banks compete with other commercial banks, savings and loan associations, and credit unions for loans and deposits, with money market funds for deposits, and with brokerage firms for investment products and services. Consumer and commercial finance companies, department stores, mortgage banks and insurance companies are also important competitors for various types of loans. Some of these entities and institutions are not subject to the same regulatory restrictions as the Company and the Subsidiary Banks. In addition, competition has intensified as local institutions become part of larger national associations as a result of amendments to interstate banking laws.

Management believes that each Subsidiary Bank will be able to continue to compete successfully in its community. Management further believes that the Company's emphasis on local management and the ability of the Subsidiary Banks to make decisions close to the marketplace, the Subsidiary Banks' community commitment and involvement, and the commitment to a strong sales culture and to providing quality banking services, are factors that should allow the Subsidiary Banks to continue to maintain and improve their competitive position.

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

BUSINESS DEVELOPMENTS IN 1996

On January 1, 1996, First American Insurance Agencies, Inc. of Casselton, North Dakota (a wholly-owned subsidiary of the Company) acquired the United Insurance Agency in Minot, North Dakota ("United Agency"), with annual premiums of $7 million.

During 1996 and January 1997, the Company expanded its operations into new markets via de novo charters and branches. The de novo charters opened were First American Bank, National Association, located in Wahpeton, North Dakota (formerly First American Bank Wahpeton) in June 1996, and First American Bank, National Association located in Moorhead, Minnesota in January 1997. The branch additions consisted of supermarket locations in Hutchinson, Minnesota and Fargo, North Dakota, both opened in December 1996.

The Company merged corporate and bank resources within First American Bank, National Association of South Saint Paul, Minnesota (formerly First American Bank Metro) to enhance its business development, branching and acquisition activities in the greater Minneapolis and St. Paul, Minnesota market. In addition, the Company expanded trust services to the communities of Brainerd and South Saint Paul, Minnesota; Menomonie, Wisconsin; and Devil's Lake, North Dakota.

In October 1996, the Company established a wholly-owned subsidiary, Bremer Business Finance Corporation, an asset-based lending subsidiary and developed leasing capabilities to expand the Company's business banking relationship offerings.

In late 1996, the Company commenced the process of converting all of its state-chartered Subsidiary Banks to national charters. This will have the effect of standardizing the law and regulations applicable to the Subsidiary Banks, including reporting requirements. In addition, this conversion will result in the advantage of interacting with only one regulatory agency. The conversion was completed on March 1, 1997.

On January 9, 1997, First American Bank, National Association of Detroit Lakes, Minnesota (formerly First American Bank of Detroit Lakes), completed the acquisition of approximately $12.4 million of deposits from the Perham Minnesota branch of Brainerd National Bank.

On January 24, 1997, First American Trust Company of Minnesota introduced the Bremer Mutual Fund Family. Initially two no-load mutual funds, the Bremer Growth Stock Fund and the Bremer Bond Fund, will be offered through Bremer Investment Funds, Incorporated. The funds are managed by First American Trust Company of Minnesota.

On March 1, 1997, First American Insurance Agencies, Inc. of St. Paul, Minnesota (a wholly-owned subsidiary of the Company) acquired the Paul E. Hedlund Insurance Agency in Boyceville, Wisconsin. The Paul E. Hedlund Insurance Agency has annual premiums of $900,000.

EMPLOYEES

As of March 14, 1997, the Company and its subsidiaries (including the Subsidiary Banks) had a total of 1,300 full-time equivalent positions. The Company and each of its subsidiaries considers its relations with employees to be good. None of the Company's employees is a member of a collective bargaining unit.

ITEM 2. PROPERTIES.

The Company leases its principal offices at 445 Minnesota Street, Suite 2000, St. Paul, Minnesota 55101, which consist of approximately 20,000 square feet of space. Management believes that these facilities will be sufficient for the Company's needs in the foreseeable future, but, if this is not the case, that other space would be readily available in downtown St. Paul.

Each of the Subsidiary Banks owns its main office and its branches, if any, except for those located in leased space of supermarkets; the facilities are all well maintained and range in size from 391 square feet to 52,280 square feet. Certain properties of the Subsidiary Banks are subject to pledges or mortgages. However, the amount of long-term debt secured by mortgages on the Subsidiary Banks' properties is not material. See Notes F and H to the Notes to Consolidated Financial Statements of the Company set forth in Item 8 of Part II of this Form 10-K.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the year ended December 31, 1996 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

There is no established trading market for the shares of the Company's class A common stock. To the best of the Company's knowledge, during the period from May 18, 1989 (the closing date of the registered initial public offering of the Company's class A common stock) through and including March 7, 1997, a majority of the purchases and sales of shares of the class A common stock have consisted of transfers effected upon the exercise of the options described in the portions of the Company's Prospectus dated April 20, 1989 ("Prospectus") entitled "Description of Capital Stock -- Description of Class A Common Stock -- Restrictions on Transfer" on page 62 of the Prospectus and "Description of Capital Stock -- Description of Class A Common Stock First Call Option to Company" on page 64 of the Prospectus (which portions are hereby incorporated by reference pursuant to Rule 12b-23 under the Securities Exchange Act of 1934). The Company is not obligated to purchase any shares of class A common stock from a holder upon the exercise of a put option if the purchase price paid for the shares subject to the put option, when added to the purchase price paid for all previous purchases of class A common stock during the preceding twelve-month period, would exceed 10% of the Company's net worth as of the date of such purchase. As of December 31, 1996, the Company's net worth, including redeemable class A common stock, was $254.2 million and 10% of the Company's net worth and redeemable class A common stock, was $25.4 million.

During the period from January 1, 1996 and through and including March 7, 1997, the Company did not directly purchase any shares of class A common stock but assigned to its Employee Stock Ownership Plan ("ESOP") and the Bremer Banks Profit Sharing Plus Plan ("Profit Sharing Plan") its options to purchase a total of 84,296.6201 shares. The ESOP and the Profit Sharing Plan purchased these shares and then transferred them to employees of the Company and its subsidiaries through the ESOP and the Profit Sharing Plan. In addition, 3,602.0 shares of class A common stock were transferred directly between individuals at various times throughout the year. To the best of the Company's knowledge, these were the only transfers of shares of class A common stock effected during the period from January 1, 1996 through and including March 7, 1997. The sales price of the shares of class A common stock in such transactions ranged from $19.83 to $26.35 per share. These prices were equal to either the per share book value of the class A common stock as shown in the Company's consolidated balance sheet dated as of the last day of the immediately preceding fiscal quarter or, and only with respect to shares transferred that had been held for employees in the ESOP, the per share fair market values of $23.75, $25.50, and $26.35 as of June 30, 1995, December 31, 1995, and June 30, 1996, respectively, as determined by an independent appraiser. At December 31, 1996, the most recent date for which a per share book value for the class A common stock is available, such value was $21.18.

To the best of the Company's knowledge, no brokers are used to sell the shares of class A common stock, and there are no market makers for the class A common stock.

HOLDERS

As of March 7, 1997, there were approximately 1,100 holders of record of the shares of class A common stock.

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

DIVIDENDS FROM SUBSIDIARY BANKS. A substantial portion of the Company's cash flow and income is derived from dividends paid to it by the Subsidiary Banks, and restrictions on the payment of such dividends could affect the payment of dividends by the Company. A Minnesota bank may declare and pay dividends only out of accumulated net earnings, if it complies with certain capital requirements, and if it obtains the prior approval of the Minnesota Commissioner of Commerce. A Wisconsin bank may declare and pay dividends out of net earnings for the year in which the dividend is to be declared and paid. However, if such dividend exceeds such earnings and if the bank has paid dividends in excess of net earnings in either of the two previous years, then prior approval of the Wisconsin Commissioner of Banking is required to pay dividends in excess of net earnings for the current year. A North Dakota bank may declare and pay dividends out of cumulative adjusted net profits for the last three years, and the prior approval of the North Dakota Department of Banking and Financial Institutions is required for dividends paid that exceed that statutory limit.

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

As of December 31, 1996, the Subsidiary Banks had retained earnings of $37.8 million which were available for distribution to the Company as dividends in 1997 subject to regulatory and administrative restrictions. Of this amount, approximately $19.6 million was available for distribution without obtaining the prior approval of the appropriate bank regulator. In 1995 and 1996, the Subsidiary Banks paid total dividends to the Company of $26.5 million and $22.8 million, respectively. Thirteen of the fourteen banks that were Subsidiary Banks in 1995 and 1996 paid dividends in both years. Of the Subsidiary Banks that paid dividends in 1995 and/or 1996, the range of dividend payouts (dividends paid divided by net income) was 47.0% to 336.1% in 1995 and 42.9% to 102.1% in 1996.

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

DIVIDENDS FROM COMPANY. The payment of dividends by the Company, as a bank holding company, is limited by, among other things, the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Reserve Board. These guidelines are substantially similar to those promulgated by the FDIC and the Comptroller with respect to state and national banks, which are discussed above. The payment of dividends by a bank holding company also is subject to the general limitation that the Federal Reserve Board could take the position that it has the power to prohibit the bank holding company from paying dividends if, in its view, such payments would constitute an unsafe or unsound practice.

The Company declared and paid dividends to the Foundation and all other holders of its class A common stock of $9.6 million in 1995 and $12.6 million in 1996. In 1995, $2.4 million of dividends were paid in each of the four quarters. In 1996, $3.0 million of dividends were paid in each of the first, second, and third quarters and $3.6 million of dividends were paid in the fourth quarter. The dividend yield, which consists of dividends paid during the year divided by shareholder's equity as of the last day of the preceding year, was 4.7% and 5.3% for the years ended December 31, 1995 and 1996, respectively.


           (The remainder of this page was intentionally left blank.)


ITEM 6. SELECTED FINANCIAL DATA.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS

                                         1996        CHANGE       1995          1994           1993           1992
OPERATING RESULTS (in thousands)
  Total interest income               $  210,703       5.5%     $ 199,781       162,267       149,192       163,309
  Net interest income                    108,193       7.5        100,645        94,083        87,094        87,427
  Net interest income (1)                115,862       7.4        107,898       100,698        93,665        92,564
  Provision for loan losses                2,756      54.8          1,780        (1,300)       (1,000)        6,844
  Noninterest income                      33,842      21.3         27,892        26,768        30,816        26,637
  Noninterest expense                     92,325       5.8         87,296        85,636        79,762        74,421
  Net income                              31,817      17.3         27,136        25,797        26,885        22,647
  Dividends                               12,600      31.3          9,600         9,360         7,200         6,000

AVERAGE BALANCES (in thousands)
  Total assets                         2,817,062       6.4      2,647,758     2,356,426     2,137,952     2,040,707
  Loans                                1,687,450       9.2      1,545,231     1,330,269     1,173,332     1,166,926
  Securities                             959,278       1.8        942,521       893,266       843,394       753,132
  Deposits                             2,211,280       4.6      2,113,070     1,903,284     1,776,395     1,718,844
  Redeemable class A common stock         19,686      11.4         17,672        16,347        15,191        13,738
  Shareholder's equity                   226,388      11.4        203,222       187,986       174,702       157,989

PERIOD-END BALANCES (in thousands)
  Total assets                         2,925,651       4.0      2,812,232     2,537,712     2,279,853     2,120,965
  Loans                                1,755,757       7.9      1,626,616     1,443,128     1,238,717     1,143,695
  Securities                             935,774      (5.0)       984,768       907,211       875,454       826,318
  Deposits                             2,283,446       1.8      2,242,307     2,024,464     1,894,453     1,776,954
  Redeemable class A common stock         20,337       6.8         19,035        16,308        16,386        14,404
  Shareholder's equity                   233,870       6.8        218,906       187,538       188,434       165,646

FINANCIAL RATIOS
  Return on average total assets (2)        1.18%     10.3           1.07%         1.15          1.32          1.17
  Return on average
   realized equity (3)(4)                  13.08       8.5          12.06         12.41         14.16         13.19
  Average equity to average
   total assets (3)                         8.74       4.8           8.34          8.67          8.88          8.42
  Tangible equity to total assets           8.62       2.6           8.40          8.03          9.14          8.98
  Dividend payout                          39.60      11.9          35.38         36.28         26.78         26.49
  Net interest margin (1)                   4.37       0.9           4.33          4.52          4.64          4.79
  Net charge-offs to average
   total loans                              0.03     (62.5)          0.08          0.02          0.03          0.46
  Reserve for loan losses to
   total loans                              1.74        --           1.74          1.87          2.23          2.39

PER SHARE OF COMMON STOCK (3)
  Income before accounting changes    $     2.65      17.3     $     2.26          2.15          2.24          1.93
  Income after accounting changes           2.65      17.3           2.26          2.15          2.24          1.89
  Dividends paid                            1.05      31.3           0.80          0.78          0.60          0.50
  Book value                               21.18       6.8          19.83         16.99         17.07         15.00
  Realized book value (4)                  21.08       8.3          19.47         18.01         16.65         15.00

--------------------------
(1) Tax-equivalent basis (TEB).
(2) Calculation is based on income before minority interests.
(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4) Excluding net unrealized gain (loss) on securities available for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

EARNINGS. The Company reported net income of $31.8 million for the year ended December 31, 1996, a $4.7 million or 17.3% increase from the $27.1 million earned in 1995. Earnings per share were $2.65 in 1996 compared to $2.26 in 1995. Return on realized equity was 13.08% in 1996, as compared to the 12.06% return in 1995. Return on average assets was 1.18% in 1996, versus 1.07% in 1995. To facilitate comparisons, net interest income and net interest margin in the accompanying discussion and tables have been adjusted to show tax-exempt income, such as interest on municipal securities and loans, on a tax-equivalent basis. Table I presents a comparative summary of operating data for 1992 through 1996. Table II presents the major components affecting the changes in return on assets for 1996.

                                     TABLE I

                 SUMMARY INCOME STATEMENT (TAX-EQUIVALENT BASIS)

                                1996       CHANGE       1995        1994        1993        1992
                              --------     ------     --------     -------     -------     -------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income               $218,372       5.5%     $207,034     168,882     155,763     168,446
Interest expense               102,510       3.4        99,136      68,184      62,098      75,882
                              --------                --------      ------      ------      ------
 Net interest income           115,862       7.4       107,898     100,698      93,665      92,564
Provision for loan losses        2,756     (54.8)        1,780      (1,300)     (1,000)      6,844
                              --------                --------      ------      ------      ------
 Net funds function            113,106       6.6       106,118     101,998      94,665      85,720
Noninterest income              33,842      21.3        27,892      26,768      30,816      26,637
                              --------                --------      ------      ------      ------
 Adjusted gross income         146,948       9.7       134,010     128,766     125,481     112,357
Noninterest expense             92,325       5.8        87,296      85,636      79,762      74,421
                              --------      ----      --------      ------      ------      ------
 Income before taxes and
  accounting changes            54,623      16.9        46,714      43,130      45,719      37,936
Income taxes                    22,806      16.5        19,578      17,333      18,834      14,821
                              --------      ----      --------      ------      ------      ------
 Income before accounting
  changes                       31,817      17.3        27,136      25,797      26,885      23,115
Accounting changes                  --        --            --          --          --        (468)
                              --------      ----      --------      ------      ------      ------
 Net income                   $ 31,817      17.3%     $ 27,136      25,797      26,885      22,647
                              ========      ====      ========      ======      ======      ======

Earnings per share            $   2.65      17.3%     $   2.26        2.15        2.24        1.89
Dividends paid per share      $   1.05      31.3%     $   0.80        0.78        0.60        0.50


                                    TABLE II

                           CHANGES IN RETURN ON ASSETS

                                       1996 VS 1995
                                       ------------

Return on assets, prior year               1.07%
Increases
  Net interest income (TEB)                0.04
  Service charges                          0.04
  Insurance                                0.04
  Trust fees                               0.01
  Brokerage                                0.04
  Gain on sale of loans                    0.03
  Employee benefits                        0.03
  FDIC premiums and examination fees       0.07
                                           ----
    Total increases                        0.30
                                           ====
Decreases
  Provision for loan loss                  0.03
  Gain on sale of other assets             0.02
  Gain on sale of securities               0.01
  Salaries and wages                       0.03
  Furniture and equipment                  0.02
  Provision for income taxes               0.07
  Other noninterest expense, net           0.01
                                           ----
    Total decreases                        0.19
                                           ----
Return on assets, current year             1.18%
                                           ====

EQUITY OF SHAREHOLDERS. Shareholder's equity and redeemable class A common stock totaled $254.2 million at December 31, 1996. Book value per share increased from $19.83 at December 31, 1995 to $21.18 at December 31, 1996, while dividends paid per share increased from $.80 to $1.05. The 1996 dividends paid of $12.6 million represented 5.3% of the equity of shareholders at December 31, 1995 and 39.6% of 1996 net income. Realized book value per share, which excludes the impact of Financial Accounting Standards No. 115 (FAS 115), increased from $19.47 at December 31, 1995 to $21.08 at December 31, 1996.

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME. The most significant component of the Company's earnings is net interest income, which is the difference between interest earned on assets and interest paid on liabilities. Net interest margin measures the effectiveness of generating net interest income on earning assets and is calculated by dividing net interest income by earning assets. The following table sets forth certain information regarding changes in net interest income (tax-equivalent basis), by volume and rate, of the Company for the periods indicated.


                                    TABLE III

                      CHANGES IN NET INTEREST INCOME (TEB)

                                      1996 VS 1995                         1995 VS 1994
                            --------------------------------      -------------------------------
                            VOLUME     YIELD/RATE*     TOTAL      VOLUME     YIELD/RATE*    TOTAL
                            ------     -----------     -----      ------     -----------    -----
                                                       (IN THOUSANDS)
Increase (decrease) in:
  Interest income
    Loans                  $ 9,136        1,272       10,408      13,641       14,895       28,536
    Taxable securities       2,995       (2,704)         291       4,643        3,272        7,915
    Tax-exempt
     securities              1,048         (380)         668       1,757         (105)       1,652
    Federal funds sold          --           --           --           4          (41)         (37)
    Other earning assets        12          (41)         (29)         13           73           86
                           -------       ------       ------      ------       ------       ------
      Total                 13,191       (1,853)      11,338      20,058       18,094       38,152
                           -------       ------       ------      ------       ------       ------
  Interest expense
    Savings deposits         1,056       (3,040)      (1,984)      1,876          502        2,378
    Other time deposits      4,214         (856)       3,358       5,712       17,595       23,307
    Short-term
     borrowings                787        1,385        2,172       1,105        2,957        4,062
    Long-term debt              98         (270)        (172)         49        1,156        1,205
                           -------       ------       ------      ------       ------       ------
      Total                  6,155       (2,781)       3,374       8,742       22,210       30,952
                           -------       ------       ------      ------       ------       ------
Net interest income        $ 7,036          928        7,964      11,316       (4,116)       7,200
                           =======       ======       ======      ======       ======       ======

----------------------
* All changes in net interest income, other than those due to volume, have been allocated to yield/rate.

Tax-equivalent net interest income for 1996 was $115.9 million, an increase of $8.0 million or 7.4% from 1995. The increase in net interest income resulted primarily from a $159 million increase in average earning assets and an increase in the net interest margin, which improved 4 basis points from 4.33% in 1995 to 4.37% in 1996. The increase in net interest margin was primarily due to an increased spread in rates during 1996, as costs on interest bearing liabilities decreased more than yields on earning assets. The interest bearing liabilities cost and net interest margin were impacted by decreased rates paid on interest bearing savings deposits and certificates, offset partially by the increased use of other borrowings, with higher costs, to fund a portion of the earning asset growth experienced in 1996. Adversely impacting the net interest margin, but not enough to offset the decreased cost on interest bearing liabilities, was a decline in the earning asset yield of 7 basis points, resulting from a 17 basis point decline in loan yields, coupled with an unfavorable change in the mix of earning assets.

PROVISION FOR LOAN LOSSES. The provision for loan losses reflects the cost associated with the risks inherent in the loan portfolio, taking into consideration an evaluation of economic conditions, changes in the composition and size of the loan portfolio, net charge-offs, and the level of nonperforming and other problem loans. From December 31, 1995 to December 31, 1996, nonperforming loans increased $2.2 million to $11.2 million. However, the quality of the portfolio, as measured by the ratio of classified loans to total loans, reflected only modest deterioration during each quarter of 1996, despite strong loan growth. The modest deterioration in credit quality occurred primarily in the commercial real estate, agricultural, and consumer segments of the loan portfolio. Several commercial real estate credits continued to experience pressure on their margins, while farmers in certain geographical locations experienced another adverse growing season this past year. The reserve to outstanding loan ratio remained at 1.74% in 1996 while the reserve to nonperforming loan coverage decreased from 313.0% to 271.1% from 1995 to 1996. The reserve for loan losses remains strong as compared to the Company's peer group. A complete discussion of asset quality and credit management can be found in the "Corporate Risk Profile" section of Item 7 in this Form 10-K.

NONINTEREST INCOME. Noninterest income was $33.8 million in 1996 compared to $27.9 million in 1995, representing a $5.9 million or 21.3% increase. Contributing to this increase in noninterest income were strong growth in service charge income of $1.8 million or 16.2% and brokerage commissions of $1.3 million or 103.6%. Also contributing to the increase in noninterest income was an increase in insurance commissions of $1.5 million, due in large part to the acquisition of United Agency in January 1996. Gains on loans sold in the secondary market grew as the volume of real estate mortgage financing increased in 1996 driven by a more favorable interest rate environment. Decreasing $574 thousand from 1995 were gains on the sale of other assets, primarily other real estate owned (OREO). Table IV presents the components of noninterest income.


                                    TABLE IV

                               NONINTEREST INCOME

                                       1996       CHANGE      1995        1994       1993       1992
                                      -------     ------     -------     ------     ------     ------
                                                              (IN THOUSANDS)
Service charges                       $12,837      16.2%     $11,047      9,627      8,823      8,455
Insurance                               7,082      28.7        5,503      4,716      4,671      4,576
Trust                                   5,332      11.5        4,784      4,502      4,462      4,087
Brokerage                               2,531     103.6        1,243      1,865      1,950      1,361
Gain on sale of loans                   2,138      64.2        1,302      1,649      3,949      2,891
Gain on sale of other assets              135     (81.0)         709      1,548      2,118        941
Other                                   3,640      21.3        3,000      3,131      3,058      3,176
                                      -------                -------     ------     ------     ------
  Operating noninterest income         33,695      22.1       27,588     27,038     29,031     25,487
Gain on sale of subsidiary                 --        --           --         --         --        500
Gain (loss) on sale of securities         147     (51.6)         304       (270)     1,785        650
                                      -------                -------     ------     ------     ------
    Total                             $33,842      21.3%     $27,892     26,768     30,816     26,637
                                      =======                =======     ======     ======     ======

NONINTEREST EXPENSE. Noninterest expense increased $5.0 million or 5.8% from 1995 to 1996. The following table summarizes the components of noninterest expense from 1992 to 1996.


                                     TABLE V

                               NONINTEREST EXPENSE

                                   1996       CHANGE      1995        1994       1993       1992
                                  -------     ------     -------     ------     ------     ------
                                                         (IN THOUSANDS)
Salaries and wages                $40,676       9.0%     $37,325     36,556     33,633     31,297
Employee benefits                  10,739      (1.3)      10,878     11,254     10,340      8,994
Occupancy                           5,756       5.9        5,433      4,871      4,614      4,370
Furniture and equipment             6,020      19.9        5,020      4,320      3,994      4,028
Printing, postage and
 office supplies                    4,824       4.9        4,599      3,918      3,723      3,557
Marketing                           3,306       8.7        3,041      2,954      2,440      1,707
Data processing fees                7,680       4.7        7,334      7,031      6,595      5,399
Other real estate owned                56     (33.3)          84        (63)       791      1,948
Minority interest in earnings       1,400       9.6        1,277      1,271      1,408      1,166
FDIC premiums and
 examination fees                   1,075     (62.9)       2,901      4,719      4,449      4,190
Other                              10,793      14.8        9,404      8,805      7,775      7,765
                                  -------                -------     ------     ------     ------
  Total                           $92,325       5.8%     $87,296     85,636     79,762     74,421
                                  =======                =======     ======     ======     ======

Personnel costs, which accounted for 55.7% of noninterest expense, increased $3.2 million or 6.7%, as salaries and wages increased 9.0%. Affecting 1996 personnel costs were $1.3 million in salaries and benefits relating to entities acquired over the past two years. Excluding acquisitions, personnel costs would have increased $1.9 million or 4.1% over 1995. Employee benefits costs declined $139 thousand during the year as the Company's benefit plan expenses, which include pension, profit sharing and employee stock ownership, declined approximately $300 thousand. Also, contributing to the decline in benefit costs was a decline of approximately $307 thousand, during 1996, in costs associated with the relocation of personnel.

Excluding personnel costs, noninterest expense increased $1.8 million or 4.6%. Contributing to this increase was a $1 million increase in furniture and equipment expense primarily due to the depreciation expense associated with the upgrading of technology throughout the Company. Also contributing to the increase in noninterest expense was a $1.4 million increase in other expenses driven by a $517 thousand increase in lending costs associated with the growth experienced in real estate mortgage lending; a $199 thousand increase in amortization of intangible assets; and increases in several other miscellaneous categories. Offsetting some of the increase in noninterest expense was a continued decline in FDIC insurance premiums in 1996.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio improved from 63.0% in 1995 to 59.9% in 1996. Contributing to this improvement were significant increases in tax-equivalent net interest income of 7.4% and modest growth in recurring noninterest expense of 5.6%. The Company will continue its strategic focus to operate with an efficiency ratio below 60%.

INCOME TAXES. Income tax expense, which consists of provisions for federal and state income taxes, was $15.1 million for 1996, representing an increase of $2.8 million from 1995. Comparing 1996 to 1995, the Company's effective tax rate also increased, from 31.2% to 32.2%, reflecting the impact of proportionately more taxable than tax-exempt income in 1996. For further discussion and detail on the Company's income taxes, refer to Notes A and M to the Consolidated Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

CORPORATE RISK PROFILE

THE MANAGEMENT OF RISK. Managing risk is an essential part of the operation of a banking organization. When risk is undertaken, the Company expects a return commensurate with the risk. If the risk profile is lowered, expectations of returns also are reduced. By effectively managing and balancing the many risks involved in its business, the Company believes consistent growth in earnings will occur.

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

CREDIT RISK MANAGEMENT. The Company manages asset quality and controls credit risk through standardized lending policies and procedures and an internal loan review system. The Company, through its corporate credit administration and review department in cooperation with the Subsidiary Banks, has developed a credit philosophy aimed at minimizing credit risk by emphasizing the importance of a strong credit management process. This process is essentially aimed at managing credit risk from the initial request through the life of the loan on all business purpose credits.

LOAN PORTFOLIO REVIEW. One of the ways the Company manages its credit risk is by maintaining a loan portfolio that management believes is well diversified by industry and size of loan. The Company also benefits from significant diversity among its banks, both as to loan type and local economic conditions. For example, while high corn prices adversely affected certain livestock growers, other areas more involved in small grain production did very well. Similarly, the hospitality industry was stronger in some geographical areas than in other areas. As a result of this type of diversification, concentrations and risks in any single category are acceptable, as indicated by the following table summarizing the composition of the portfolio.


                                    TABLE VI

                                 LOAN PORTFOLIO

                                                                        DECEMBER 31
                         ----------------------------------------------------------------------------------------------------------
                                 1996                 1995                1994                   1993                   1992
                         ------------------    ------------------   ------------------    -------------------    ------------------
                           AMOUNT       %        AMOUNT       %       AMOUNT       %        AMOUNT       %        AMOUNT       %
                         ----------   -----    ----------   -----   ----------   -----    ----------   ------   ----------   ------
                                                                     (IN THOUSANDS)
Commercial and other     $  346,472   19.69%   $  331,605   20.34%  $  292,643   20.23%   $  240,772   19.43%   $  200,600   17.53%
Commercial real estate      340,621   19.36       313,287   19.22      282,203   19.51       273,204   22.04       286,395   25.03
  Construction               30,039    1.71        31,952    1.96       26,421    1.83        12,704    1.03         6,093    0.53
Agricultural                378,399   21.50       350,786   21.52      299,127   20.68       250,163   20.19       233,132   20.37
Residential real estate     351,946   20.00       322,296   19.77      293,671   20.30       252,085   20.34       231,947   20.27
  Construction               11,904    0.68        11,511    0.71       10,577    0.73         8,597    0.69         6,020    0.53
Consumer                    247,511   14.06       221,727   13.60      192,865   13.33       157,169   12.68       128,084   11.19
Tax-exempt                   52,819    3.00        46,936    2.88       49,135    3.39        44,612    3.60        52,052    4.55
                         ----------   -----    ----------   -----   ----------   -----    ----------   -----    ----------   -----
  Total                  $1,759,711   100.0%   $1,630,100   100.0%  $1,446,642   100.0%   $1,239,306   100.0%   $1,144,323   100.0%
                         ==========   =====    ==========   =====   ==========   =====    ==========   =====    ==========   =====

In recent years the composition of the Company's loan portfolio has reflected a general stability in portfolio segments. The Company's Subsidiary Banks continued to actively seek credit opportunities of all loan types including commercial real estate. The Company believes that even if the economy were to suffer modest deterioration, its exposure to significant commercial real estate losses in the foreseeable future is limited.

Of the Company's real estate lending, approximately 50% is in commercial real estate loans, as compared to 51% in 1995 and 50% in 1994. These commercial real estate loans consist primarily of loans to business customers who occupy the property or use it for income production. The remaining 50% of real estate lending is in the form of residential mortgages and home equity loans. The commercial real estate loan portfolio experienced growth of $25.4 million or 7.4% between 1995 and 1996, reflecting continued strong business loan demand and the effect of acquisitions. The residential real estate loan portfolio experienced growth of $30.0 million or 9.0% due to the effect of acquisitions and the more favorable interest rate environment. The Company is not involved in highly leveraged transaction lending or lending to foreign countries.

While 1996 generally was a good year for the Company's agricultural customers, a few isolated segments of the portfolio continued to experience difficulties. This included some producers in the dairy and livestock industries who experienced low market prices and/or high input costs. Geographic dispersion of the Subsidiary Banks and diversity of agricultural products and activities were especially beneficial to the Company's agricultural portfolio and mitigated the negative effects of the segments of the portfolio experiencing these poor conditions. Of that loan portfolio, approximately two-thirds represented crop production lending, with the remainder primarily related to livestock and dairy lending.

NET LOAN CHARGE-OFFS. Net loan charge-offs decreased to $527 thousand in 1996 from $1.2 million in 1995 and increased slightly from $251 thousand in 1994. Correspondingly, net charge-offs as a percentage of average loans decreased to
 .03% in 1996 from .08% in 1995 and increased slightly from .02% in 1994. Charge-offs during 1996 were widely distributed among Subsidiary Banks and loan types. No individual charge-off represented more than 10% of the total. Table VIII includes a summary of the charge-offs by loan category for the past five years.

NONPERFORMING ASSETS. Nonperforming assets include nonaccrual loans, restructured loans, and other real estate acquired in loan settlements. The accrual of interest on loans is suspended when the credit becomes 90 days or more past due, unless the loan is fully secured and in the process of collection. Restructured loans accrue interest but include concessions in terms which have been made as a result of deterioration in the borrower's financial condition. Table VII summarizes the nonperforming assets as of December 31 for the past five years.


                                    TABLE VII

                      NON-PERFORMING ASSETS AT DECEMBER 31

                                         1996       CHANGE       1995        1994        1993        1992
                                        -------     ------      -------     ------      ------      ------
                                                           (DOLLARS IN THOUSANDS)
Nonaccrual loans                        $10,830       29.1%     $ 8,392     10,401      13,356      20,983
Restructured loans                          414      (34.7)         634        764       1,127       7,515
                                        -------                 -------     ------      ------      ------
  Total nonperforming loans              11,244       24.6        9,026     11,165      14,483      28,498
Other real estate owned (OREO)              240      (36.8)         380      1,208       3,325       5,732
                                        -------                 -------     ------      ------      ------
  Total nonperforming assets            $11,484       22.1      $ 9,406     12,373      17,808      34,230
                                        =======                 =======     ======      ======      ======
Past due loans*                         $ 2,205      (11.9)%    $ 2,504      1,563       1,985         902
                                        =======                 =======     ======      ======      ======
Nonperforming loans to total loans         0.64%     --            0.55%      0.77        1.17        2.49
Nonperforming assets to total loans
 and OREO                                  0.65      --            0.58       0.86        1.43        2.98
Nonperforming assets and past due
 loans* to total loans and OREO            0.78      --            0.73       0.96        1.59        3.06
Reserve to nonperforming loans           271.10      --          313.02     241.34      190.73       95.95
Reserve to total loans                     1.74      --            1.74       1.87        2.23        2.39
Reserve for Loan Losses
Beginning of year                       $28,253        4.9%     $26,946     27,624      27,344      25,866
  Charge-offs                            (2,230)     (21.3)      (2,834)    (2,065)     (3,022)     (7,302)
  Recoveries                              1,703        5.8        1,610      1,814       2,705       1,936
                                        -------                 -------     ------      ------      ------
  Net charge-offs                          (527)     (56.9)      (1,224)      (251)       (317)     (5,366)
  Provision for loan losses               2,756       54.8        1,780     (1,300)     (1,000)      6,844
  Reserve related to acquired assets         --     (100.0)         751        873       1,597          --
                                        -------                 -------     ------      ------      ------
End of year                             $30,482        7.9%     $28,253     26,946      27,624      27,344
                                        =======                 =======     ======      ======      ======

-----------------------
* Past due loans include accruing loans 90 days or more past due.

Nonperforming assets were $11.5 million at December 31, 1996, compared to $9.4 million at December 31, 1995, and $12.4 million at December 31, 1994. Correspondingly, as a percentage of total loans and other real estate owned, nonperforming assets increased to .65% in 1996 from .58% in 1995, and down from
 .86% in 1994. Nonperforming loans were $11.2 million and .64% of total loans at December 31, 1996, compared to $9.0 million and .55% of total loans at December 31, 1995 and $11.2 million and .77% at December 31, 1994. The increase in nonperforming loans reflects loan growth and continued penetration into markets with limited opportunities for high quality volumes. The Subsidiary Banks also continue to closely monitor emerging repayment issues. The Company will continue to enhance systems for monitoring portfolio segments to identify deterioration and non-performance at the earliest possible stages.

RESERVE FOR LOAN LOSSES. The purpose of the reserve for loan losses is to provide for loan losses inherent in the Company's loan portfolio. Even in the presence of credit policies and procedures, credit quality is subject to many economic and non-economic factors that influence a borrower's financial condition over time. Table VIII summarizes the activity in the reserve for loan losses along with the loan loss reserve allocation from 1992 through 1996.


                                  TABLE VIII

                           RESERVE FOR LOAN LOSSES

                                                                    DECEMBER 31
                                       ------------------------------------------------------------------
                                          1996            1995         1994           1993          1992
                                       ----------     ---------     ---------     ---------     ---------
                                                                  (IN THOUSANDS)
Beginning of year                      $   28,253        26,946        27,624        27,344        25,866
Charge-offs
  Commercial and other                        480           532           680         1,004         4,416
  Commercial real estate                      117           381            67           868         1,256
   Construction                                --            --            --            --           110
  Agricultural                                489           375           675           247           570
  Residential real estate                      47           170           157           141           188
   Construction                                --            10            --            --            --
  Consumer                                  1,097           835           486           526           759
  Tax-exempt                                   --           531            --           236             3
                                       ----------     ---------     ---------     ---------     ---------
    Total                                   2,230         2,834         2,065         3,022         7,302
                                       ----------     ---------     ---------     ---------     ---------
Recoveries
  Commercial and other                        911           352           688         1,478           522
  Commercial real estate                      194           389           466           565           604
   Construction                                --            --            --            --            --
  Agricultural                                159           232           184           238           383
  Residential real estate                      58           313            81           115            58
   Construction                                --            10            13            --            --
  Consumer                                    381           280           236           309           358
  Tax-exempt                                   --            34           146            --            11
                                       ----------     ---------     ---------     ---------     ---------
    Total                                   1,703         1,610         1,814         2,705         1,936
                                       ----------     ---------     ---------     ---------     ---------
Net charge-offs                               527         1,224           251           317         5,366
Provision for loan losses                   2,756         1,780        (1,300)       (1,000)        6,844
Reserve related to acquired assets             --           751           873         1,597            --
                                       ----------     ---------     ---------     ---------     ---------
End of year                            $   30,482        28,253        26,946        27,624        27,344
                                       ==========     =========     =========     =========     =========
Average loans                          $1,687,450     1,545,231     1,330,269     1,173,332     1,166,926
Net charge-offs/average loans                0.03%         0.08          0.02          0.03          0.46

ALLOCATION OF RESERVE
 FOR LOAN LOSSES
Commercial and other                   $    6,800         5,500         4,700         5,500         6,600
Commercial real estate                      7,000         7,000         6,700         8,000         8,800
 Construction                                 500           500           300           200            80
Agricultural                                6,400         5,500         4,100         3,800         4,000
Residential real estate                     2,100         2,000         1,800         1,700         1,500
 Construction                                 100           100           100            50            30
Consumer                                    1,500         1,200         1,100         1,000         1,100
Tax-exempt                                    300           400           500         1,000         1,100
                                       ----------     ---------     ---------     ---------     ---------
    Total allocated                        24,700        22,200        19,300        21,250        23,210
Unallocated                                 5,782         6,053         7,646         6,374         4,134
                                       ----------     ---------     ---------     ---------     ---------
    Total                              $   30,482        28,253        26,946        27,624        27,344
                                       ==========     =========     =========     =========     =========
Reserve to total loans                       1.74%         1.74          1.87          2.23          2.39

The reserve for loan losses was $30.5 million or 1.74% of total loans at December 31, 1996, compared to $28.3 million or 1.74% at December 31, 1995. In establishing the reserve, management has considered its current credit process, continued strong loan growth in 1996, the Company's level of unfunded commitments, unfavorable conditions in certain segments of the agricultural markets, and continued uncertainty about economic strength in some of the Company's markets. Management believes the reserve is adequate to cover the risks inherent in the portfolio, specifically nonperforming loans and other loans that have been identified for careful monitoring.

Although the Company has prepared an allocation of the reserve based on loan-and industry-specific risk parameters, this allocation does not represent the total amount available for actual future loan losses in any single category, nor does it prohibit losses from being absorbed by portions allocated to other categories or by the unallocated portion.

INTEREST RATE RISK MANAGEMENT. The primary objective of the asset/liability management process is to maintain an appropriate balance between the stability of net interest income and the risks associated with significant changes in market interest rates. The responsibility for this process rests with both the Subsidiary Banks' and the Company's asset/liability committees (the "ALCOs"). Together, the ALCOs and the Company's financial staff establish asset/liability policies and develop strategies to minimize Company-wide exposure to adverse interest rate trends.

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


                                    TABLE IX

                 INTEREST RATE SENSITIVITY AT DECEMBER 31, 1996

                                                        REPRICING OR MATURING
                                   ----------------------------------------------------------------
                                     WITHIN        3 - 12         1 - 5       OVER 5
                                    3 MONTHS       MONTHS         YEARS        YEARS         TOTAL
                                   ----------     --------      ---------     -------       -------
                                                       (DOLLARS IN THOUSANDS)
INTEREST SENSITIVE ASSETS
  Loans                            $  734,124      288,928        609,967     122,737     1,755,756
  Tax-exempt securities                 9,230       18,458        125,840      57,328       210,856
  Taxable securities                  260,014      101,453        312,393      48,827       722,687
  Interest bearing deposits               660           --             --          --           660
  Other earning assets                     55        1,224            229          --         1,508
                                   ----------     --------      ---------     -------     ---------
    Total                           1,004,083      410,063      1,048,429     228,892     2,691,467
                                   ----------     --------      ---------     -------     ---------
INTEREST SENSITIVE LIABILITIES
  Savings deposits                    687,574           --             --          --       687,574
  Other time deposits                 341,704      509,329        410,844       1,852     1,263,729
  Short-term borrowings               243,647       29,274          2,100          --       275,021
  Long-term debt                       53,712          473          5,890       2,314        62,389
                                   ----------     --------      ---------     -------     ---------
    Total                           1,326,637      539,076        418,834       4,166     2,288,713
                                   ----------     --------      ---------     -------     ---------
REPRICING GAP                      $ (322,554)    (129,013)       629,595     224,726       402,754
                                   ==========     ========      =========     =======     =========
CUMULATIVE REPRICING GAP           $ (322,554)    (451,567)       178,028     402,754
                                   ==========     ========      =========     =======
CUMULATIVE GAP TO TOTAL ASSETS         (11.47)%     (16.06)          6.33       14.32

Because of the shortcomings of gap reports, the Company uses simulation modeling as its primary method of measuring interest rate risk. Modeling, because of its dynamic rather than static nature, can better capture the effects of future balance sheet trends, different patterns of rate movements, and changing relationships between rates. For these reasons, a gap report by itself could considerably overstate the rate risk in the Company's current sensitivity position. From a gap report perspective, interest rate risk constraints are quantified by the ratio of gap to total assets, which represents the percentage of total assets exposed to interest rate risk. As presented in Table IX, at December 31, 1996, the cumulative gap to total assets ratio within one year was a negative 16.06%, with the Company's interest rate sensitivity gap within one year a negative $451.6 million. However, simulation modeling results indicate the amount of net interest income at risk as a result of an immediate and substantial change in market interest rates was within acceptable policy limits.

LIQUIDITY MANAGEMENT. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors, and borrowers. The ALCOs are responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving the Company's financial objectives. ALCOs meet regularly to review funding capacity, current and forecasted loan demand, investment opportunities, and liquidity positions as outlined in the Company's liquidity policy. With this information, the ALCOs guide changes in the balance sheet structure to provide for adequate ongoing liquidity.

Several factors provide a favorable liquidity position for the Company. The first is the ability to acquire and retain deposits. Core deposits, which generally include all deposits and repurchase agreements except for those greater than $100 thousand of nonpersonal and public entities, and certain other public funds, provide a historically stable source of funding. The Company has a high proportion of core deposits to total liabilities compared to industry averages; this index was approximately 83% for 1996 and 84% for 1995. The Company's available for sale securities portfolio is a secondary source of liquidity because of its readily marketable nature and predictable stream of maturities, as approximately 18% of the portfolio matures within 1997. While the Company prefers to fund its balance sheet with core deposits, a third source of liquidity is the Company's ready access to regional and national wholesale funding sources, including federal funds purchased and Federal Home Loan Bank ("FHLB") advances for several Subsidiary Banks who are FHLB members.

CAPITAL MANAGEMENT. The Company's capital position is both a strength and an opportunity, as it provides a degree of safety and soundness and a foundation for future growth. The capital position of the Company and the Subsidiary Banks reflects management's commitment to maintain ratios above the regulatory minimums.

                                     TABLE X

                               CAPITAL RATIOS (1)

                                                       REGULATORY
                                   1996      1995      REQUIREMENT
                                   ----      ----      -----------

Equity to assets (2)                8.69%     8.46          --
Equity to tangible assets (2)       8.62      8.40          --
Tier I capital (3)                 12.89     12.75        4.00
Tier I and tier II capital (3)     14.15     14.01        8.00
Leverage ratio (3)                  8.79      8.41        3.00

--------------------------
(1) Calculations include redeemable class A common stock.
(2) Computed in accordance with generally accepted accounting principles, including the unrealized market value adjustment of securities available for sale.
(3) Computed exclusive of the unrealized market value adjustment of securities available for sale.

The Company's Tier I capital ratio at December 31, 1996 was 12.89%, its total risk-adjusted capital ratio (Tier I plus Tier II) was 14.15%, and its Tier I leverage ratio was 8.79%.

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board's implementation of FDICIA defines "well-capitalized" institutions as those whose Tier I Capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. The Company's Subsidiary Banks ratios in each of these categories met or exceeded the "well-capitalized" ratios as of December 31, 1996.

IMPACT OF INFLATION. The assets and liabilities of a financial institution are primarily monetary in nature. Because banks generally have an excess of monetary assets over monetary liabilities, inflation, in theory, will cause a loss of purchasing power in the value of shareholder's equity. Other sections of this financial review provide the information necessary for an understanding of the Company's ability to react to changing interest rates.

BALANCE SHEET ANALYSIS

Table XII on pages 20 and 21 sets forth for the periods indicated the average balance sheets and related yields and rates on earning assets and interest bearing liabilities.

Acquisitions completed in the first half of 1995 had an impact on the 1996 average balance sheet growth. Specifically, these acquisitions increased the Company's full-year 1996 total averages in assets by $24.1 million, gross loans by $9.6 million, securities by $11.7 million, and core deposits by $21.1 million.

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

CORE DEPOSITS. Average core deposits increased $97.8 million or 4.8% in 1996. Average total deposits increased $98.2 million or 4.6% from 1995 to $2.2 billion in 1996. Excluding the effects of acquisitions, average total deposits increased $76.3 million or 3.8% during 1996. Within core deposits, savings certificates had the strongest growth, increasing $67.5 million or 6.5%, while demand deposits, a non-interest bearing source of funds, increased $19.1 million or 7.4%, money market checking accounts increased $3.1 million or 1.8%, savings and NOW accounts increased $2.1 million or .8%, and money market savings accounts increased $1.8 million or .7%.

The table below sets forth the amount and maturity of time deposits that had balances of more than $100,000 at December 31, 1996.


                                    TABLE XI

                     MATURITY OF TIME DEPOSITS OVER $100,000

                        DECEMBER 31
                    -------------------
                      1996        1995
                    --------    -------
                      (IN THOUSANDS)

Within 3 months     $ 56,645     44,650
3 - 6 months          29,451     38,901
6 - 12 months         36,286     32,259
After 12 months       41,823     37,640
                    --------    -------
  Total             $164,205    153,450
                    ========    =======

SHORT-TERM BORROWINGS. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, and FHLB advances with maturities of one year or less, increased 23.0% from $229.9 million in 1995 to $282.8 million in 1996. This increase can be attributed to an increase in the Company's use of FHLB advances. While deposit growth was strong throughout the year, asset growth (as discussed below) was more intense, creating the need for this funding source. The associated interest rate risk was monitored closely and steps were taken to match the repricability of assets and liabilities.

LONG-TERM DEBT. Average long-term debt, which includes FHLB advances with maturities of greater than one year, and installment promissory notes, decreased $1.1 million. This decline can be attributed to normal installment payments on the promissory notes and FHLB advances being reclassified to short-term within one year of maturity.

USES OF FUNDS

Between 1995 and 1996, average total assets increased $169.3 million or 6.4%. Acquisitions accounted for $24.1 million or 14.3% of this growth. Average earning assets increased $158.7 million or 6.4%. Strong loan growth, which started in 1994 and continued throughout 1995 and 1996, increased loans as a percent of average earning assets from 62.0% in 1995 to 63.7% in 1996, while securities decreased from 37.8% to 36.2%.

LOAN PORTFOLIO. The increase in average loans from 1995 to 1996 was $142.2 million with all categories of loans experiencing increases as loan demand remained strong in the Company's markets. Agricultural loans led the loan growth in 1996, increasing $31.0 million or 9.4%. Of the remaining loan categories, residential real estate loans increased $28.4 million, commercial loans increased $26.7 million, commercial real estate loans increased $26.5 million, consumer loans increased $26.4 million and tax-exempt loans increased $3.2 million.


                                    TABLE XII

        CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                                                 1996                                   1995
                                                  ----------------------------------     ----------------------------------
                                                   AVERAGE                    RATE/       AVERAGE                    RATE/
(DOLLARS IN THOUSANDS)                             BALANCE       INTEREST     YIELD       BALANCE       INTEREST     YIELD
----------------------                            ----------     --------     ------     ----------     --------     ------
ASSETS
Loans (net of unearned discount)*
  Commercial and other                            $  341,649     $ 31,251      9.15%     $  314,903     $ 30,092      9.56%
  Commercial real estate                             354,614       32,262      9.10         328,163       30,542      9.31
  Agricultural                                       361,401       33,461      9.26         330,422       31,615      9.57
  Residential real estate                            346,875       30,211      8.71         318,447       27,638      8.68
  Consumer                                           232,168       21,244      9.15         205,766       18,706      9.09
  Tax-exempt                                          50,743        5,371     10.58          47,530        4,799     10.10
                                                  ----------     --------                ----------     --------      ----
    TOTAL LOANS                                    1,687,450      153,800      9.11       1,545,231      143,392      9.28
  Reserve for loan losses                            (29,689)                               (27,858)
                                                  ----------                             ----------
    NET LOANS                                      1,657,761                              1,517,373
Securities
  Mortgage-backed                                    230,624       16,203      7.03         245,227       17,195      7.01
  Other taxable                                      520,218       31,094      5.98         499,632       29,811      5.97
  Tax-exempt                                         208,436       17,112      8.21         197,662       16,444      8.32
                                                  ----------     --------                ----------     --------      ----
    TOTAL SECURITIES                                 959,278       64,409      6.71         942,521       63,450      6.73
Federal funds sold                                        --           --        --              --           --        --
Other earning assets                                   2,806          163      5.81           3,083          192      6.23
                                                  ----------     --------                ----------     --------      ----
    TOTAL EARNING ASSETS**                         2,649,534      218,372      8.24       2,490,835      207,034      8.31
Cash and due from banks                               94,912                                 69,625
Nonearning assets                                    102,305                                115,156
                                                  ----------                             ----------
    TOTAL ASSETS                                  $2,817,062                             $2,647,758
                                                  ==========                             ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Noninterest bearing deposits                      $  276,948                             $  257,888
Interest bearing deposits
  Savings and NOW accounts                           257,166        4,331      1.68         255,104        5,160      2.02
  Money market checking                              176,078        2,964      1.68         172,994        3,507      2.03
  Money market savings                               243,208        7,731      3.18         241,417        8,343      3.46
  Savings certificates                             1,102,819       62,671      5.68       1,035,354       59,461      5.74
  Certificates over $100,000                         155,061        8,549      5.51         150,313        8,401      5.59
                                                  ----------     --------                ----------     --------      ----
    TOTAL TIME DEPOSITS                            1,934,332       86,246      4.46       1,855,182       84,872      4.57
    TOTAL DEPOSITS                                 2,211,280                              2,113,070
    CORE DEPOSITS***                               2,132,674                              2,034,837
Short-term borrowings                                282,813       14,850      5.25         229,935       12,678      5.51
Long-term debt                                        22,178        1,414      6.38          23,306        1,586      6.81
                                                  ----------     --------                ----------     --------      ----
    TOTAL INTEREST BEARING LIABILITIES             2,239,323      102,510      4.58       2,108,423       99,136      4.70
Other liabilities                                     43,357                                 47,179
                                                  ----------                             ----------
    TOTAL LIABILITIES                              2,559,628                              2,413,490
Minority interest                                      9,216                                  8,676
Redeemable preferred stock                             2,144                                  4,698
Redeemable class A common stock                       19,686                                 17,672
Shareholder's equity                                 226,388                                203,222
                                                  ----------                             ----------
    TOTAL LIABILITIES AND EQUITY                  $2,817,062                             $2,647,758
                                                  ==========                             ==========
Net interest income                                              $115,862                               $107,898
                                                                 ========                               ========
Gross spread                                                                   3.66%                                  3.61%
Percent of earning assets
  Interest income                                                              8.24                                   8.31
  Interest cost                                                                3.87                                   3.98
                                                                              -----                                  -----

    NET INTEREST MARGIN                                                        4.37%                                  4.33%
  Interest bearing liabilities to earning
   assets                                                                     84.52%                                 84.65%
Profitability
  Net income                                                     $ 31,817                               $ 27,136
  Return on average assets                                                     1.18%                                  1.07%
  Leverage                                                                    11.35X                                 11.74X
  Return on average realized equity                                           13.08%                                 12.06%

---------------------------
INTEREST AND RATES ARE REALIZED ON A FULLY TAXABLE EQUIVALENT BASIS USING A 35% TAX RATE IN 1996, 1995, 1994 AND 1993, AND A 34% TAX RATE IN 1992.

  *  LOAN AMOUNTS INCLUDE NONACCRUAL LOANS.
 **  BEFORE DEDUCTING THE RESERVE FOR LOAN LOSSES.
*** TOTAL DEPOSITS LESS NONPERSONAL AND PUBLIC CERTIFICATES OF DEPOSITS OVER $100,000, AND CERTAIN OTHER PUBLIC FUNDS, PLUS REPURCHASE AGREEMENTS LESS THAN $100,000 AND PERSONAL REPURCHASE AGREEMENTS GREATER THAN $100,000.

                 1994                                 1993                               1992                    AVERAGE BALANCE
 ---------------------------------    ---------------------------------    ---------------------------------   --------------------
  AVERAGE                   RATE/       AVERAGE                  RATE/      AVERAGE                   RATE/    1996 VS   FIVE-YEAR
  BALANCE      INTEREST     YIELD       BALANCE     INTEREST     YIELD      BALANCE      INTEREST     YIELD     1995    GROWTH RATE
 ----------    --------     ------    ----------    --------     ------    ----------    --------     ------   -------  -----------
 $  270,415    $ 22,305      8.25%    $  221,719    $ 17,328      7.82%    $  212,115    $ 17,524      8.26%     8.49%     7.54
    295,579      25,955      8.78        286,986      24,189      8.43        301,973      28,068      9.29      8.06      1.11
    269,266      23,696      8.80        233,632      20,852      8.93        233,379      23,167      9.93      9.38      8.87
    276,860      23,268      8.40        244,719      22,016      9.00        235,080      23,516     10.00      8.93      6.86
    173,193      15,044      8.69        138,377      12,949      9.36        129,361      13,763     10.64     12.83     10.52
     44,956       4,588     10.21         47,899       5,301     11.07         55,018       6,306     11.46      6.76     (2.90)
 ----------    --------               ----------    --------               ----------    --------
  1,330,269     114,856      8.63      1,173,332     102,635      8.75      1,166,926     112,344      9.63      9.20      6.05
    (28,632)                             (28,893)                             (27,902)                           6.57      4.29
 ----------                 -----     ----------                           ----------
  1,301,637                            1,144,439                            1,139,024                            9.25      6.08

    227,915      13,933      6.11        330,208      21,156      6.41        357,127      26,678      7.47     (5.95)    (1.07)
    483,384      25,158      5.20        350,708      17,935      5.11        297,279      19,125      6.43      4.12     11.74
    181,967      14,792      8.13        162,478      13,927      8.57         98,726       9,789      9.92      5.45     17.46
 ----------    --------               ----------    --------               ----------    --------
    893,266      53,883      6.03        843,394      53,018      6.29        753,132      55,592      7.38      1.78      8.59
        789          37      4.69          1,690          44      2.60          5,923         228      3.85       N/M       N/M
      2,094         106      5.06          1,898          66      3.48          4,645         282      6.07     (8.98)   (12.05)
 ----------    --------               ----------    --------               ----------    --------
  2,226,418     168,882      7.59      2,020,314     155,763      7.71      1,930,626     168,446      8.72      6.37      6.81
     64,141                               73,867                               65,540                           36.32      9.06
     94,499                               72,664                               72,443                          (11.16)     7.18
 ----------                           ----------                           ----------
 $2,356,426                           $2,137,952                           $2,040,707                            6.39      6.93
 ==========                           ==========                           ==========

 $  242,439                           $  210,386                           $  185,188                            7.39     10.57

    259,947       4,424      1.70        231,702       4,576      1.97        191,508       5,547      2.90      0.81      7.21
    156,658       2,827      1.80        156,572       3,133      2.00        161,672       4,506      2.79      1.78      6.57
    270,850       7,381      2.73        255,498       6,829      2.67        238,528       8,257      3.46      0.74      4.38
    886,245      40,719      4.59        852,055      39,992      4.69        870,088      48,908      5.62      6.52      3.95
     87,145       3,836      4.40         70,182       3,006      4.28         71,860       3,898      5.42      3.16     12.13
 ----------    --------               ----------    --------               ----------    --------
  1,660,845      59,187      3.56      1,566,009      57,536      3.67      1,533,656      71,116      4.64      4.27      5.19
  1,903,284                            1,776,395                            1,718,844                            4.65      5.78
  1,867,688                            1,747,904                            1,691,067                            4.81      5.48
    199,186       8,616      4.33        139,119       4,539      3.26        114,664       4,695      4.09     23.00     13.33
      8,813         381      4.32            357          23      6.44            883          71      8.04     (4.84)    74.80
 ----------    --------               ----------    --------               ----------    --------
  1,868,844      68,184      3.65      1,705,485      62,098      3.64      1,649,203      75,882      4.60      6.21      6.24
     29,850                               23,447                               25,918                           (8.10)     9.20
 ----------                           ----------                           ----------
  2,141,133                            1,939,318                            1,860,309                            6.06      6.71
      8,536                                8,741                                8,671                            6.22      2.09
      2,424                                   --                                   --                             N/M       N/M
     16,347                               15,191                               13,738                           11.40      9.41
    187,986                              174,702                              157,989                           11.40      9.41
 ----------                           ----------                           ----------
 $2,356,426                           $2,137,952                           $2,040,707                            6.39      6.93
 ==========                           ==========                           ==========
               $100,698                             $ 93,665                             $ 92,564
               ========                             ========                             ========
                             3.94%                                4.07%                                4.12%

                             7.59                                 7.71                                 8.72
                             3.07                                 3.07                                 3.93
                            -----                                -----                                -----

                             4.52%                                4.64%                                4.79%
                            83.94%                               84.42%                               85.42%

               $ 25,797                             $ 26,885                             $ 22,647
                             1.15%                                1.32%                                1.17%
                            11.40X                               11.26X                               11.88X
                            12.41%                               14.16%                               13.19%


The following table summarizes the amount and maturity of the loan portfolio as of December 31, 1996.


                                   TABLE XIII

                                MATURITY OF LOANS

                                   WITHIN       1 - 5       AFTER 5
                                   1 YEAR       YEARS        YEARS        TOTAL
                                  --------     --------     -------     ---------
                                                  (IN THOUSANDS)
Commercial and other              $213,622      119,664      13,186       346,472
Commercial real estate              79,304      207,258      54,059       340,621
  Construction                       8,409       13,473       8,157        30,039
Agricultural                       204,704      124,696      48,999       378,399
Residential real estate             54,104      189,855     107,987       351,946
 Construction                       10,318        1,138         448        11,904
Consumer                           100,255      135,057      12,199       247,511
Tax-exempt                          11,430       19,669      21,720        52,819
                                  --------     --------     -------     ---------
  Total                           $682,146      810,810     266,755     1,759,711
                                  ========     ========     =======     =========
Loans maturing after one year
  Fixed interest rate                          $461,504     100,574       562,078
  Variable interest rate                        349,306     166,181       515,487
                                               --------     -------     ---------
  Total                                        $810,810     266,755     1,077,565
                                               ========     =======     =========

SECURITIES. Average total securities rose $16.8 million or 1.8% from 1995 to 1996, with mortgage-backed and other taxable securities increasing $6.0 million or .8%. The increase in tax-exempt securities of $10.8 million or 5.5% was due to the Company's continued ability to utilize tax-exempt income. Mortgage-backed securities represented 61.1% of total securities at December 31, 1996 compared to 58.2% at December 31, 1995. The primary risk of these types of securities is prepayment risk, which is continuously monitored to assess the impact on the yield of the portfolio. While the Company believes the yield on these securities adequately compensates for the risks unique to this type of investment, it is the Company's position to primarily acquire securities that carry limited risk of prepayment.

The table below sets forth the maturities of the Company's investment and mortgage-backed securities at December 31, 1996 and the weighted average yields of such securities.


                                    TABLE XIV

              MATURITY OF INVESTMENT AND MORTGAGE-BACKED SECURITIES

                                                                    AMORTIZED COST
                       -----------------------------------------------------------------------------------------------------------
                         WITHIN 1 YEAR            1-5 YEARS             5-10 YEARS           AFTER 10 YEARS             TOTAL
                       -----------------      -----------------      -----------------      -----------------      ---------------
                       AMOUNT      YIELD      AMOUNT      YIELD      AMOUNT      YIELD      AMOUNT      YIELD      AMOUNT    YIELD
                       ------      -----      ------      -----      ------      -----      ------      -----      ------    -----
                                                                      (IN THOUSANDS)
Governments and
 agencies             $ 52,837     6.29%     $ 34,568     6.24%     $     --       -- %    $     --       -- %    $ 87,405    6.27%
State and political
 subdivisions           31,712     8.20        87,659     7.99        65,882     7.97         2,337     8.01       187,590    8.02
Corporate bonds          1,916     6.43        34,193     5.99            --       --            --       --        36,109    6.02
Mortgage-backed
 securities             96,591     6.20       309,101     6.44        71,460     6.42        92,842     6.31       569,994    6.37
Equity securities        2,896     9.47        18,369     9.17            --       --        24,072     7.16        45,337    8.12
Other securities         6,553     6.76           355     6.58            86     7.90           113     7.90         7,107    6.79
                      --------     ----      --------     ----      --------     ----      --------     ----      --------    ----
  Total               $192,505     6.63%     $484,245     6.77%     $137,428     7.17%     $119,364     6.51%     $933,542    6.77%
                      ========     ====      ========     ====      ========     ====      ========     ====      ========    ====

The average maturity of the portfolio was 50 months at December 31, 1996, with an average tax-equivalent yield to maturity on the $934 million portfolio of 6.71%, unrealized gains of $9.3 million and unrealized losses of $4.0 million. At December 31, 1996, the market value of the Company's securities was $938.8 million or $5.3 million over its amortized cost. This compares to a market value of $988.2 million or $10.8 million over amortized cost at December 31, 1995. In accordance with FAS 115, the available for sale securities are recorded at market value. For further discussion and detail on the Company's securities portfolio, refer to Note C to the Consolidated Financial Statements.

ANALYSIS OF 1995 COMPARED WITH 1994

The following analysis compares 1995 consolidated financial results with 1994 results.

NET INCOME. Net income was $27.1 million or $2.26 per share in 1995 compared to $25.8 million or $2.15 per share in 1994. Included in the 1994 results were approximately $2.5 million of costs to consolidate certain operations and accounting functions. Excluding these expenses, net income for 1994 would have been $27.2 million or $2.27 per share.

NET INTEREST INCOME. Tax-equivalent net interest income for 1995 was $107.9 million, an increase of $7.2 million or 7.2% from 1994. The increase in net interest income in 1995 resulted primarily from a $264 million increase in average earning assets. Approximately 34.3% of that growth was due to assets acquired in late 1994 and in the first half of 1995. Offsetting the increase in earning assets was a decrease in the net interest margin, which declined 19 basis points from 4.52% in 1994 to 4.33% in 1995.

The decrease in net interest margin was primarily due to a reduced spread in rates during 1995, as costs on interest bearing liabilities increased faster than yields on earning assets. The interest bearing liabilities costs and net interest margin were impacted significantly by increased rates paid on savings certificates and the increased use of other borrowings to fund a portion of the earning asset growth experienced in 1995. Contributing positively to the net interest margin, but not enough to offset the increased cost on interest bearing liabilities and a less favorable mix in interest bearing liabilities, were favorable improvements in earning asset yields driven by a 65 basis point improvement in the loan yields coupled with a 70 basis point improvement in the investment portfolio yield and a more favorable mix of assets.

PROVISION FOR LOAN LOSSES. From December 31, 1994 to December 31, 1995, nonperforming loans decreased $2.1 million to $9.0 million. However, after ten consecutive quarters of improvement, the quality of the portfolio, as measured by the ratio of classified loans to total loans, reflected modest deterioration during each quarter of 1995, despite strong loan growth. The modest deterioration in credit quality occurred primarily in the commercial (non-real estate), agricultural, and residential real estate segments of the loan portfolio. Several large commercial credits continued to experience pressure on their margins, while farmers in certain geographical locations experienced another adverse growing season. The reserve to outstanding loan ratio decreased from 1.87% in 1994 to 1.74% in 1995, and the reserve to nonperforming loan coverage increased from 241.3% to 313.0% during this time.

NONINTEREST INCOME. Noninterest income was $27.9 million in 1995 compared to $26.8 million in 1994, representing a $1.1 million or 4.2% increase. Contributing to this increase in noninterest income were the strong growth in service charges of $1.4 million or 14.8% and an increase in insurance commissions of $787 thousand, due in large part to acquisitions completed in early 1995. Also contributing to the increase in noninterest income was a $574 thousand difference between the $270 thousand of securities losses in 1994 and the $304 thousand of security gains in 1995. Decreasing $839 thousand from 1994 were gains on the sale of other assets, primarily other real estate owned
(OREO).

NONINTEREST EXPENSE. Noninterest expense increased $1.7 million or 1.9% from 1994 to 1995. Personnel costs, which accounted for 55.2% of noninterest expense, experienced a slight increase of $393 thousand or .8%, as salaries and wages increased 2.1% while the cost of employee benefits decreased 3.3%. Affecting 1994 personnel costs were $1.8 million of one-time costs associated with the consolidation of the Company's operations. Affecting 1995 personnel costs were $1.8 million in salaries and benefits relating to acquisitions; therefore, excluding the 1994 one-time costs and the net increase associated with acquisitions, personnel costs would have increased $715 thousand or 1.6% over 1994.

The acquisitions completed in the second half of 1994 and the first half of 1995 also had an impact on the comparison of non-personnel expenditures. Excluding the $2.5 million in non-personnel expenditures attributed to these acquired entities, non-personnel expenses collectively declined $681 thousand or 1.8% from 1994 to 1995, driven primarily from a decline in FDIC insurance premiums in 1995 and operational efficiency initiatives implemented in mid-1995.

INCOME TAXES. Income tax expense, which consists of provisions for federal and state income taxes, was $12.3 million for 1995, representing an increase of $1.6 million from 1994. Comparing 1995 to 1994, the Company's effective tax rate increased from 29.4% to 31.2%, reflecting the impact of proportionately more taxable than tax-exempt income in 1995.


          (The remainder of this page was intentionally left blank.)



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31
                                                                  ------------------------
                                                                     1996          1995
                                                                  ----------     ---------
                                                                       (IN THOUSANDS)
ASSETS
  Cash and due from banks                                         $  159,832       127,786
  Interest bearing deposits                                            1,778         3,008
  Investment securities held to maturity (fair value of
   $187,045 and $203,607, respectively)                              183,095       198,515
  Mortgage-backed securities held to maturity (fair value of
   $108,111 and $116,772, respectively)                              109,036       118,390
                                                                  ----------       -------
      TOTAL SECURITIES HELD TO MATURITY                              292,131       316,905
  Investment securities available for sale (amortized cost of
   $180,453 and $209,978, respectively)                              180,679       213,520
  Mortgage-backed securities available for sale (amortized
   cost of $460,958 and $450,551, respectively)                      462,964       454,343
                                                                  ----------       -------
      TOTAL SECURITIES AVAILABLE FOR SALE                            643,643       667,863
  Loans                                                            1,759,711     1,630,100
   Reserve for loan losses                                           (30,482)      (28,253)
   Unearned discount                                                  (3,954)       (3,484)
                                                                  ----------       -------
      NET LOANS                                                    1,725,275     1,598,363
  Premises and equipment, net                                         45,980        44,252
  Interest receivable and other assets                                57,012        54,055
                                                                  ----------       -------
      TOTAL ASSETS                                                $2,925,651     2,812,232
                                                                  ==========       =======
LIABILITIES AND SHAREHOLDER'S EQUITY
  Noninterest bearing deposits                                    $  332,143       326,531
  Interest bearing deposits                                        1,951,303     1,915,776
                                                                  ----------       -------
      TOTAL DEPOSITS                                               2,283,446     2,242,307
  Federal funds purchased and repurchase agreements                  188,129       187,100
  Other short-term borrowings                                         86,892        69,427
  Long-term debt                                                      62,389        25,568
  Accrued expenses and other liabilities                              39,125        38,633
                                                                  ----------       -------
      TOTAL LIABILITIES                                            2,659,981     2,563,035
  Minority interests                                                   9,319         9,112
  Redeemable preferred stock, $100 par, 80,000 shares
   authorized; 71,594 shares issued; 21,437 shares outstanding         2,144         2,144
  Redeemable class A common stock, 960,000 shares
   issued and outstanding                                             20,337        19,035
  Shareholder's equity
   Common stock
      Class A, no par, 12,000,000 shares authorized;
        240,000 shares issued and outstanding                             57            57
      Class B, no par, 10,800,000 shares authorized,
        issued and outstanding                                         2,562         2,562
  Retained earnings                                                  230,071       212,392
  Net unrealized gain on securities available for sale                 1,180         3,895
                                                                  ----------       -------
      TOTAL SHAREHOLDER'S EQUITY                                     233,870       218,906
                                                                  ----------       -------
      TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                  $2,925,651     2,812,232
                                                                  ==========       =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                            YEAR ENDED DECEMBER 31
                                       --------------------------------
                                         1996        1995        1994
                                       --------    --------     -------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTEREST INCOME
  Loans, including fees                $151,964     141,754     113,295
  Securities
    Taxable                              47,297      47,006      39,091
    Tax-exempt                           11,285      10,839       9,748
  Federal funds sold                         --          --          37
  Other                                     157         182          96
                                       --------     -------     -------
       Total interest income            210,703     199,781     162,267
                                       --------     -------     -------
INTEREST EXPENSE
  Deposits                               86,246      84,872      59,187
  Federal funds purchased and
   repurchase agreements                  8,823       8,175       6,771
  Other short term borrowings             6,027       4,503       1,844
  Long term debt                          1,414       1,586         382
                                       --------     -------     -------
       Total interest expense           102,510      99,136      68,184
                                       --------     -------     -------
    Net interest income                 108,193     100,645      94,083
  Provision for loan losses               2,756       1,780      (1,300)
                                       --------     -------     -------
    Net interest income after
     provision for loan losses          105,437      98,865      95,383
                                       --------     -------     -------
NONINTEREST INCOME
  Service charges                        12,837      11,047       9,627
  Insurance                               7,082       5,503       4,716
  Trust                                   5,332       4,784       4,502
  Gain on sale of loans                   2,138       1,302       1,649
  Gain (loss) on sale of securities         147         304        (270)
  Other                                   6,306       4,952       6,544
                                       --------     -------     -------
       Total noninterest income          33,842      27,892      26,768
                                       --------     -------     -------
NONINTEREST EXPENSE
  Salaries and wages                     40,676      37,325      36,556
  Employee benefits                      10,739      10,878      11,254
  Occupancy                               5,756       5,433       4,871
  Furniture and equipment                 6,020       5,020       4,320
  Data processing fees                    7,680       7,334       7,031
  FDIC premiums and examination fees      1,075       2,901       4,719
  Other                                  20,379      18,405      16,885
                                       --------     -------     -------
       Total noninterest expense         92,325      87,296      85,636
                                       --------     -------     -------
INCOME BEFORE INCOME TAX EXPENSE         46,954      39,461      36,515
  Income tax expense                     15,137      12,325      10,718
                                       --------     -------     -------
NET INCOME                             $ 31,817      27,136      25,797
                                       ========     =======     =======
  Per common share amounts
    Net income                         $   2.65        2.26        2.15
    Dividends paid                     $   1.05        0.80        0.78

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                       NET UNREALIZED
                                                                       GAIN (LOSS) ON
                                                   COMMON STOCK          SECURITIES
                                                -------------------      AVAILABLE       RETAINED
                                                CLASS A     CLASS B       FOR SALE       EARNINGS      TOTAL
                                                -------     -------    --------------    --------     -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1993                        $57        2,562          4,678        181,137      188,434
  Net income                                                                              25,797       25,797
  Dividends, $.78 per share                                                               (9,360)      (9,360)
  Allocation of net income in excess of
   dividends and change in net unrealized
   gain (loss) on securities available for
   sale to redeemable class A common stock                                  1,393         (1,315)          78
  Change in net unrealized gain (loss) on
   securities available for sale                                          (17,411)                    (17,411)
                                                  ---        -----        -------        -------      -------
BALANCE, DECEMBER 31, 1994                         57        2,562        (11,340)       196,259      187,538
  Net income                                                                              27,136       27,136
  Dividends, $.80 per share                                                               (9,600)      (9,600)
  Allocation of net income in excess of
   dividends and change in net unrealized
   gain (loss) on securities available for
   sale to redeemable class A common stock                                 (1,324)        (1,403)      (2,727)
  Change in net unrealized gain (loss) on
   securities available for sale                                           16,559                      16,559
                                                  ---        -----        -------        -------      -------
BALANCE, DECEMBER 31, 1995                         57        2,562          3,895        212,392      218,906
  Net income                                                                              31,817       31,817
  Dividends, $1.05 per share                                                             (12,600)     (12,600)
  Allocation of net income in excess of
   dividends and change in net unrealized
   gain (loss) on securities available for
   sale to redeemable class A common stock                                    236         (1,538)      (1,302)
  Change in net unrealized gain (loss) on
   securities available for sale                                           (2,951)                     (2,951)
                                                  ---        -----        -------        -------      -------
BALANCE, DECEMBER 31, 1996                        $57        2,562          1,180        230,071      233,870
                                                  ===        =====          =====        =======      =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31
                                                         ------------------------------------
                                                           1996          1995          1994
                                                         ---------     --------      --------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $  31,817       27,136        25,797
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Provision for loan losses                                2,756        1,780        (1,300)
    Depreciation and amortization                            7,135        6,525         9,531
    Deferred income taxes                                   (1,204)       1,074          (459)
    Minority interests in earnings of subsidiaries           1,400        1,277         1,271
    (Gain) loss on sale of securities                         (147)        (304)          270
    Valuation writedown on other real estate owned              --           13             6
    Gains on sale of other real estate owned, net              (33)        (517)       (1,471)
    Other assets and liabilities, net                         (915)       2,758          (793)
    Proceeds from sales of other real estate owned             269        2,192         4,466
    Cash receipts related to loans originated
     specifically for resale                               123,549       74,672        81,401
    Cash payments related to loans originated
     specifically for resale                              (123,397)     (73,370)      (79,752)
                                                         ---------     --------      --------
       Net cash provided by operating activities            41,230       43,236        38,967
                                                         ---------     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Deposits in other banks, net                               1,230       (1,396)           11
  Federal funds sold, net                                       --           --        21,547
  Purchases of securities available for sale              (208,159)    (273,311)     (294,536)
  Purchases of securities held to maturity                 (33,762)     (20,738)      (54,868)
  Proceeds from maturities of securities available
   for sale                                                128,539       92,292        95,976
  Proceeds from maturities of securities held to
   maturity                                                 59,942       55,081        60,900
  Proceeds from sales of securities available for
   sale                                                     97,713      112,886       143,593
  Loans, net                                              (129,819)    (149,885)     (163,484)
  Business acquisitions, net of cash acquired                   --       (1,469)        1,621
  Acquisition of premises and equipment                     (7,637)     (11,540)       (5,913)
                                                         ---------     --------      --------
       Net cash used by investing activities               (91,953)    (198,080)     (195,153)
                                                         ---------     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Noninterest bearing deposits, net                          5,612       36,160         5,781
  Interest bearing deposits (excluding certificates
   of deposit), net                                         (7,416)      16,692       (32,545)
  Certificates of deposits, net                             42,943      119,120        97,316
  Federal funds and repurchase agreements, net               1,029      (16,961)       68,016
  Other short-term borrowings, net                          17,465       25,611        29,889
  Long-term debt, net                                       36,821        1,780        13,924
  Minority interests acquired and dividends paid            (1,085)      (1,105)       (1,098)
  Redeemable preferred stock                                    --       (5,108)           --
  Dividends paid                                           (12,600)      (9,600)       (9,360)
                                                         ---------     --------      --------
       Net cash provided by financing activities            82,769      166,589       171,923
                                                         ---------     --------      --------
       Net increase in cash and due from banks              32,046       11,745        15,737
  Cash and due from banks
    Beginning of year                                      127,786      116,041       100,304
                                                         ---------     --------      --------
    End of year                                          $ 159,832      127,786       116,041
                                                         =========     ========      ========
  Supplemental disclosures of cash flow information
    Cash paid during the year for interest               $ 103,494       89,977        64,366
    Cash paid during the year for income taxes              16,229        8,640        13,270

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ACCOUNTING POLICIES

NATURE OF BUSINESS -- Bremer Financial Corporation (the "Company") is a regional multi-state bank holding company headquartered in St. Paul, Minnesota. The Company is a majority owner of sixteen subsidiary banks which draw most of their deposits from and make substantially all of their loans within the states of Minnesota, North Dakota, and Wisconsin. Additionally, the Company also provides trust and insurance services to its customers through wholly-owned nonbanking subsidiaries, and investment services through a third party relationship.

The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and general practices within the financial services industry. The more significant accounting policies are summarized below:

CONSOLIDATION -- The consolidated financial statements include the accounts of the Company (a bank holding company majority owned by the Otto Bremer Foundation) and all banks and financial service subsidiaries in which the Company has a majority interest. All significant intercompany accounts and transactions have been eliminated.

CASH FLOWS -- For purposes of this statement, the Company has defined cash equivalents as cash and due from banks. During the years ended December 31, 1996, 1995, and 1994, the Company received real estate valued at $481,000, $1,312,000, and $506,000, respectively, in satisfaction of outstanding loan balances. During the years ended December 31, 1996, 1995 and 1994, the Company issued installment notes totaling $250,000, $5,577,000 and $3,801,000, respectively, and redeemable preferred stock during 1994 of $7,160,000, in connection with acquisitions. Of the preferred stock issued in 1994, $5,108,000 was redeemed during 1995.

INVESTMENT AND MORTGAGE-BACKED SECURITIES -- HELD TO MATURITY SECURITIES consist of debt securities which the Company has the intent and ability to hold to maturity, and are valued at amortized historical cost, increased for accretion of discounts and reduced by amortization of premiums, computed by the constant-yield method. Under certain circumstances (including the deterioration of the issuer's creditworthiness or a change in tax law or statutory or regulatory requirements), securities held to maturity may be sold or transferred to another portfolio.

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

The Company does not engage in trading activities.

LOANS -- Interest income is accrued on loan balances based on the principal amount outstanding. Loans are reviewed regularly by management and placed on nonaccrual status when the collection of interest or principal is unlikely. Thereafter, no interest is recognized as income unless received in cash or until such time the borrower demonstrates the ability to pay interest and principal. Certain net loan and commitment fees are deferred and amortized over the life of the related loan or commitment as an adjustment of yield.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" (FAS 114 and
118). Under the Company's credit policies and practices, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans plus certain other loans identified by the Company meet the definition of impaired loans under FAS 114 and 118. Impaired loans as defined by FAS 114 and 118 exclude certain large groups of smaller balance homogeneous loans such as consumer loans and residential real estate loans. Under these statements, loan impairment is required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. The adoption of FAS 114 and 118 did not have a material effect on the Company's financial position or results of operations.

RESERVE FOR LOAN LOSSES -- Management determines the adequacy of the reserve based upon a number of factors, including credit loss experience and a continuous review of the loan portfolio. Being an estimate, the reserve is subject to change through evaluation of the loan composition, economic conditions, and the economic prospects of borrowers.

PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost less accumulated depreciation and amortization computed principally on accelerated methods based on estimated useful lives.

OTHER REAL ESTATE -- Other real estate owned, which is included in other assets, represents properties acquired through foreclosure and other proceedings recorded at the lower of the amount of the loan satisfied or fair value. Any write-down to fair value at the time of foreclosure is charged to the reserve for loan losses. Property is appraised periodically to ensure that the recorded amount is supported by the current fair value. Market write-downs, operating expenses and losses on sales are charged to other expenses. Income, including gains on sales, is credited to other income.

INTANGIBLE ASSETS -- Intangible assets consist primarily of goodwill. The remaining unamortized balances at December 31, 1996 and 1995 were approximately $10,635,000 and $10,200,000, respectively, which are amortized over a 15 year period.

INCOME TAXES -- Bremer Financial Corporation and subsidiaries file a consolidated federal tax return, accounting for income taxes under FAS 109. Deferred taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Such differences are primarily related to the differences between providing for loan losses for financial reporting purposes while deducting charged-off loans for tax purposes.

ESTIMATES -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

EARNINGS PER SHARE CALCULATIONS -- Earnings per common share have been computed using 12,000,000 common shares for all periods. See Note O.

RECLASSIFICATIONS -- Certain amounts have been reclassified to provide consistent presentation among the various accounting periods shown. The reclassifications have no effect on previously reported net income or total shareholder's equity.


NOTE B: RESTRICTIONS ON CASH AND DUE FROM BANKS

Subsidiary Banks are required to maintain average reserve balances in accordance with the Federal Reserve Bank requirements. The amount of those reserve balances was approximately $15,883,000 and $15,388,000 as of December 31, 1996 and 1995, respectively.


NOTE C: INVESTMENT AND MORTGAGE-BACKED SECURITIES

At December 31, 1996 and 1995, investment and mortgage-backed securities with amortized cost of $655,439,000 and $606,895,000, respectively, were pledged as collateral to secure public deposits and for other purposes. The amortized cost and estimated fair value by maturity at December 31, 1996, are shown below (contractual maturity or, if earlier, call dates are used):

                     HELD TO MATURITY         AVAILABLE FOR SALE
                   ---------------------     ---------------------
                   AMORTIZED      FAIR       AMORTIZED      FAIR
                     COST         VALUE        COST         VALUE
                   ---------     -------     --------      -------
                                   (IN THOUSANDS)

Within 1 year      $ 74,676       74,634      117,829      118,237
1 -- 5 years        130,204      131,627      354,041      356,237
5 -- 10 years        71,893       73,643       65,535       65,504
After 10 years       15,358       15,252      104,006      103,665
                   --------      -------      -------      -------
  Total            $292,131      295,156      641,411      643,643
                   ========      =======      =======      =======


The amortized cost and fair value of investment and mortgage-backed securities available for sale as of December 31 consist of the following:

                                               1996                                                    1995
                        ---------------------------------------------------     --------------------------------------------------
                                        GROSS          GROSS                                    GROSS          GROSS
                        AMORTIZED     UNREALIZED     UNREALIZED      FAIR       AMORTIZED     UNREALIZED     UNREALIZED     FAIR
                          COST          GAINS          LOSSES        VALUE        COST          GAINS          LOSSES       VALUE
                        --------      ----------     ----------     -------     ---------     ----------     ----------    -------
                                                                      (IN THOUSANDS)
Governments             $ 54,966          317             25         55,258       76,335          851             63        77,123
State and political
 subdivisions             36,934          271              7         37,198       41,500          431              8        41,923
Corporate bonds           36,109           88             80         36,117       48,236          130            319        48,047
Mortgage-backed
 securities              460,958        3,886          1,880        462,964      450,551        5,257          1,465       454,343
Equity securities         45,337          145            136         45,346       33,436        2,718             15        36,139
Other                      7,107           42            389          6,760       10,471           27            210        10,288
                        --------        -----          -----        -------      -------        -----          -----       -------
  Total                 $641,411        4,749          2,517        643,643      660,529        9,414          2,080       667,863
                        ========        =====          =====        =======      =======        =====          =====       =======

Proceeds from sales of investments and mortgage-backed securities were $97,713,000, $112,886,000, and $143,593,000, for 1996, 1995, and 1994,
respectively. Gross gains of $727,000, $938,000, and $1,583,000 and gross losses of $580,000, $634,000, and $1,853,000 were realized on those sales for 1996,
1995, and 1994, respectively.

A summary of amortized cost and fair value of investment and mortgage-backed securities held to maturity at December 31 consist of the following:

                                               1996                                                    1995
                        ---------------------------------------------------     --------------------------------------------------
                                        GROSS          GROSS                                    GROSS          GROSS
                        AMORTIZED     UNREALIZED     UNREALIZED      FAIR       AMORTIZED     UNREALIZED     UNREALIZED      FAIR
                          COST          GAINS          LOSSES        VALUE        COST          GAINS          LOSSES       VALUE
                        --------      ----------     ----------     -------     ---------     ----------     ----------    -------
                                                                      (IN THOUSANDS)
Government agencies     $ 32,439           93             79         32,453       51,222          240             54        51,408
State and political
 subdivisions            150,656        4,123            187        154,592      147,293        5,160            254       152,199
Mortgage-backed
 securities              109,036          308          1,233        108,111      118,390            3          1,621       116,772
                        --------        -----          -----        -------      -------        -----          -----       -------
  Total                 $292,131        4,524          1,499        295,156      316,905        5,403          1,929       320,379
                        ========        =====          =====        =======      =======        =====          =====       =======

State and political subdivision investments largely involve governmental entities within the Company's market area.


NOTE D: LOANS

The Company is engaged in lending activities with borrowers in a wide variety of industries. Lending is concentrated in the areas in which its Subsidiary Banks are located. Loans at December 31 consist of the following:

                               1996          1995
                            ----------    ---------
                                 (IN THOUSANDS)

Commercial and other        $  346,472      331,605
Commercial real estate         340,621      313,287
  Construction                  30,039       31,952
Agricultural                   378,399      350,786
Residential real estate        351,946      322,296
  Construction                  11,904       11,511
Consumer                       247,511      221,727
Tax-exempt                      52,819       46,936
                            ----------    ---------
    Total                   $1,759,711    1,630,100
                            ==========    =========

Impaired loans were $11,244,000 and $10,248,000 at December 31, 1996 and 1995,
respectively. Impaired loans include nonaccrual, restructured loans and certain other loans identified by the Company. Restructured loans are those for which the terms (principal and/or interest) have been modified as a result of the inability of the borrower to meet the original terms of the loan. The reserve for loan losses includes approximately $1,519,000 and $1,623,000 relating to impaired loans at December 31, 1996 and 1995, respectively.

The effect of nonaccrual and restructured loans on interest income for each of the three years ended December 31 was as follows:

                                  1996      1995      1994
                                 ------     -----     -----
                                       (IN THOUSANDS)

Interest income
  As originally contracted       $1,227     1,575     1,662
  As recognized                    (291)     (429)     (346)
                                 ------     -----     -----
Reduction of interest income     $  936     1,146     1,316
                                 ======     =====     =====

Other nonperforming assets, consisting of other real estate owned, amounted to $240,000 and $380,000 at December 31, 1996 and 1995, respectively.

Loans totaling $62,300,000 and $45,300,000 were pledged to secure Federal Home Loan Bank (FHLB) advances at December 31, 1996 and 1995, respectively.

The Company and its subsidiaries have granted loans to the officers and directors (the "Group") of significant subsidiaries. The aggregate dollar amount of loans to the Group was $16,483,000 and $14,115,000 at December 31, 1996 and 1995, respectively. During 1996, $15,417,000 of new loans were made, repayments totaled $13,512,000, and changes in the composition of the Group or their associations increased loans outstanding by $463,000. Rates on these loans were made at the prevailing market rates.


NOTE E: RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are as follows:

                                        1996        1995        1994
                                       -------    -------     -------
                                               (IN THOUSANDS)

Beginning of year                      $28,253     26,946      27,624
  Charge-offs                           (2,230)    (2,834)     (2,065)
  Recoveries                             1,703      1,610       1,814
                                       -------    -------     -------
    Net charge-offs                       (527)    (1,224)       (251)
  Provision for loan loss                2,756      1,780      (1,300)
  Reserve related to acquired assets        --        751         873
                                       -------    -------     -------
End of year                            $30,482     28,253      26,946
                                       =======    =======     =======


NOTE F: PREMISES AND EQUIPMENT

Premises and equipment at December 31 consist of the following:

                                                     1996        1995
                                                    -------     ------
                                                      (IN THOUSANDS)

Land                                                $ 6,521      6,582
Buildings and improvements                           49,836     47,057
Furniture and equipment                              38,538     35,331
                                                    -------     ------
  Total premises and equipment                       94,895     88,970
Less: accumulated depreciation and amortization      48,915     44,718
                                                    -------     ------
Premises and equipment, net                         $45,980     44,252
                                                    =======     ======


NOTE G: SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds and repurchase agreements (which generally mature within one to sixty days of the transaction date), treasury, tax and loan notes (which generally mature within one to thirty days), and FHLB advances (which mature within one year).

Information related to short-term borrowings for the two years ended December 31 is provided below:

                                                 FEDERAL FUNDS     FEDERAL HOME       TREASURY
                                                 AND REPURCHASE     LOAN BANK       TAX AND LOAN
                                                   AGREEMENTS       BORROWINGS         NOTES
                                                 --------------    ------------     ------------
                                                              (DOLLARS IN THOUSANDS)
Balance at December 31
  1995                                              $187,100          64,500            4,927
  1996                                               188,129          78,200            8,692
Weighted average interest rate at December 31
  1995                                                  5.12%           5.84             5.24
  1996                                                  5.58            5.85             5.16
Maximum amount outstanding at any month end
  1995                                              $193,777          95,990           21,083
  1996                                               204,332         130,500           13,466
Average amount outstanding during the year
  1995                                              $154,453          67,203            8,279
  1996                                               175,196         101,081            6,536
Weighted average interest rate during the year
  1995                                                  5.30%           6.01             5.57
  1996                                                  5.04            5.62             5.16


NOTE H: LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) at December 31 consists of the following:

                                            1996        1995
                                           -------     ------
                                             (IN THOUSANDS)

Federal Home Loan Bank borrowings          $54,514     16,200
Installment promissory notes and other       7,875      9,368
                                           -------     ------
  Total                                    $62,389     25,568
                                           =======     ======

The FHLB borrowings bear interest at rates ranging from 5.46% to 7.35%, with maturity dates from 1998 through 2011.

The promissory notes and other bear interest at rates ranging from 5.68% to 8.53%, paid predominantly in annual installments through 2007.

Maturities of long-term debt outstanding at December 31, 1996, were as follows:

                (IN THOUSANDS)
1997               $ 1,748
1998                52,197
1999                 1,703
2000                   673
2001                 1,423
Thereafter           4,645
                   -------
  Total            $62,389
                   =======

The Company had an unused line of credit of $10 million with a bank at December 31, 1996. Borrowings under this line are noncollateralized and would bear interest at an applicable reserve adjusted certificate of deposit rate.
The line of credit expires on September 11, 1997.


NOTE I: DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 1996 and 1995. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1996 and, therefore, current estimates of fair value may differ from the amounts presented. As of December 31, carrying amounts and estimated fair values are:

                                           1996                        1995
                                 -------------------------    -----------------------
                                                 ESTIMATED                  ESTIMATED
                                  CARRYING         FAIR       CARRYING        FAIR
                                   AMOUNT         VALUE        AMOUNT         VALUE
                                 ----------     ----------    ---------     ---------
                                                    (IN THOUSANDS)
ASSETS
  Cash and due from banks        $  159,832       159,832       127,786       127,786
  Interest bearing deposits           1,778         1,778         3,008         3,008
  Securities held to maturity       292,131       295,156       316,905       320,379
  Securities available for sale     643,643       643,643       667,863       667,863
  Loans                           1,725,275     1,749,205     1,626,616     1,678,937

LIABILITIES
  Demand deposits                 1,019,717     1,019,717     1,013,415     1,013,415
  Time deposits                   1,263,729     1,266,944     1,228,892     1,261,969
  Short-term borrowings             275,021       275,021       256,527       256,527
  Long-term debt                     62,389        62,826        25,568        26,169

CASH AND DUE FROM BANKS AND INTEREST BEARING DEPOSITS -- The carrying values for these financial instruments approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

SECURITIES -- Fair values of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using market prices for similar assets. As required by FAS 115, securities available for sale are carried at fair market value.

LOANS -- The fair value of loans (net of unearned discount) is estimated by discounting the future cash flows using the current rates at which similar loans would be made to qualified borrowers and for the same remaining maturities, adjusted by a related portion of the reserve for loan losses.

DEPOSITS -- The estimated fair value of deposits with no stated maturity, such as non-interest bearing savings and money-market checking accounts, is the amount payable on demand. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS -- Due to the short term nature of repricing and maturities of these instruments, fair value is considered carrying value.

LONG-TERM DEBT -- The majority of the long-term debt reprices monthly, and therefore, fair value is considered carrying value. For fixed rate debt, the fair value is determined by discounting future cash flows at current rates for debt with similar remaining maturities.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS -- The estimated fair value of these instruments, such as loan commitments and standby letters of credit, approximates their off-balance sheet carrying value due to repricing ability and other terms of the contracts.


NOTE J: EMPLOYEE BENEFIT PLANS

PENSION PLAN -- The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on age, years of service and the employee's highest average compensation during 60 consecutive months of the last 120 months of employment. The Company's funding policy is generally to contribute annually an amount approximating the Company's annual net pension expense.

Contributions are intended to provide for benefits attributed to service to date and for those expected to be earned in the future. The following table sets forth the plan's funded status and amount recognized in the Company's balance sheet at December 31:

                                                                          1996         1995
                                                                        --------     -------
                                                                           (IN THOUSANDS)
Accumulated benefit obligation, including vested benefits of
 $12,986 in 1996, and $11,302 in 1995                                   $ 14,836      14,089
Increase due to salary projections                                         5,067       6,159
                                                                        --------     -------
Projected benefit obligation for service rendered to date                 19,903      20,248
Plan assets (marketable securities) at fair value                        (21,124)    (18,667)
                                                                        --------     -------
Projected benefit obligation (less than)/in excess of plan assets         (1,221)      1,581
Unrecognized actuarial gain (loss)                                         2,019        (162)
Prior service cost not yet recognized in net periodic expense               (612)       (734)
                                                                        --------     -------
  Accrued pension expense                                               $    186         685
                                                                        ========     =======

Net periodic pension cost includes the following components:

                                                      1996        1995        1994
                                                     -------     ------      ------
                                                             (IN THOUSANDS)
Service cost -- benefits earned during the
 period                                              $ 1,145        973       1,143
Interest cost on projected benefit obligation          1,597      1,434       1,279
Actual return on plan assets                          (1,240)    (3,645)        202
Net amortization and deferral                           (297)     2,526      (1,258)
                                                     -------     ------      ------
  Net pension cost                                   $ 1,205      1,288       1,366
                                                     =======     ======      ======

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 4.5%, respectively, at December 31, 1996, and 7.5% and 5.0%, respectively, at December 31, 1995. The expected long-term rate of return on assets in 1996, 1995, and 1994 was 9.0%.

OTHER POSTRETIREMENT BENEFITS -- The Company provides certain retiree health care benefits relating primarily to medical insurance co-payments to retired employees between the ages of 55 and 65. In accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (FAS 106), the Company accrues the cost of these benefits during the employees' active service.

The following table sets forth the unfunded plan's accumulated postretirement obligation on the Company's balance sheet at December 31:

                                             1996      1995
                                            ------     -----
                                             (IN THOUSANDS)

Retirees                                    $  517       240
Fully eligible active plan participants        280       377
Other active plan participants               1,133     1,158
                                            ------     -----
    Total                                   $1,930     1,775
                                            ======     =====

Net periodic postretirement benefit cost includes the following components:

                                                               1996       1995      1994
                                                              ------      ----      ----
                                                                      (IN THOUSANDS)
Service cost -- benefits earned during the period             $  122       106      118
Interest cost on accumulated postretirement benefit
 obligation                                                      148       130      138
Net amortization and deferral                                    (82)     (106)     (87)
                                                              ------      ----      ---
  Net postretirement benefit cost                             $  188       130      169
                                                              ======      ====      ===

For the 1996 measurements, the assumed annual rate of increase in the per capita cost of covered health care benefits was 9.6% for 1996 and 8.6% for 1997; the rate was assumed to decrease gradually to 5.0% for 2001 and remain at that level thereafter. The health care cost trend assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1996 by $210,000 and the aggregate of the service cost and interest cost components of net periodic post-retirement benefit cost for the year then ended by $36,000.

The weighted average discount rates used in determining the accumulated postretirement benefit obligation at December 31, 1996 and 1995 were 8.0% and 7.5%, respectively.

OTHER POSTEMPLOYMENT BENEFITS -- The Company accounts for postemployment benefits in accordance with Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits" (FAS 112), adopted in 1994. The adoption of FAS 112 had no material impact on income in 1994.

PROFIT SHARING PLAN -- The profit sharing plan is a defined contribution plan with contributions made by the participating employers. The profit sharing plan is noncontributory at the employee level, except for the employees' option to contribute under a 401(k) savings plan available as part of the profit sharing plan.

Contributions are calculated using a formula based primarily upon the Company's earnings. The expense for 1996 was approximately $1,757,000. Contributions to the plan were $1,560,000 and $1,893,000 in 1995 and 1994, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN -- The ESOP is a defined contribution plan covering substantially all employees, with contributions made exclusively by the Company on a discretionary year-by-year basis. The expense for 1996 was approximately $350,000. Contributions for the plan were $350,000 and $140,000 in 1995, and 1994, respectively.


NOTE K: OTHER NONINTEREST INCOME

Other noninterest income consists of the following:

                           1996      1995      1994
                          ------     -----     -----
                                (IN THOUSANDS)

Brokerage commissions     $2,531     1,243     1,856
Fees on loans              2,484     1,726     1,538
Other                      1,291     1,983     3,150
                          ------     -----     -----
  Total                   $6,306     4,952     6,544
                          ======     =====     =====


NOTE L: OTHER NONINTEREST EXPENSE

Other noninterest expense consists of the following:

                                           1996        1995       1994
                                          -------     ------     ------
                                                 (IN THOUSANDS)

Printing, postage and office supplies     $ 4,824      4,599      3,918
Marketing                                   3,306      3,041      2,954
Other real estate owned                        56         84        (63)
Other                                      12,193     10,681     10,076
                                          -------     ------     ------
    Total                                 $20,379     18,405     16,885
                                          =======     ======     ======


NOTE M: INCOME TAXES

The components of the provision for income taxes are as follows:


                1996        1995      1994
               -------     ------    ------
                      (IN THOUSANDS)

Current
  Federal      $12,290      8,295     8,236
  State          4,051      2,956     2,941
Deferred        (1,204)     1,074      (459)
               -------     ------    ------
    Total      $15,137     12,325    10,718
               =======     ======    ======

A reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate is as follows:

                                                        1996        1995       1994
                                                       -------     ------     ------
                                                              (IN THOUSANDS)
Tax at statutory rate                                  $16,434     13,811     12,780
Plus state income tax, net of federal tax benefits       2,634      1,922      1,912
                                                       -------     ------     ------
                                                        19,068     15,733     14,692
Less tax effect of:
  Interest on state and political subdivision
   securities                                            3,003      2,980      2,855
  Other tax-exempt interest                              1,499      1,553      1,196
  Amortization                                            (249)       (93)       105
  Minority interest in earnings                           (560)      (511)      (508)
  Other                                                    238       (521)       326
                                                       -------     ------     ------
                                                         3,931      3,408      3,974
                                                       -------     ------     ------
Income tax expense                                     $15,137     12,325     10,718
                                                       =======     ======     ======

The following table sets forth the temporary differences comprising the net deferred taxes included with interest receivable and other assets on the consolidated balance sheet at December 31:

                                                        1996        1995
                                                      --------     ------
                                                         (IN THOUSANDS)

Deferred tax assets
  Provision for loan losses                           $ 12,113     11,135
  Employee compensation and benefits accruals            1,757      1,425
  Deferred income                                          270        208
  Other                                                    378         --
                                                      --------     ------
    Total                                               14,518     12,768
                                                      --------     ------
Deferred tax liabilities
  Deferred expense                                       1,196      1,334
  Depreciation                                           1,630      1,402
  Unrealized gains on securities available for sale        888      2,933
  Other                                                    396        665
                                                      --------     ------
    Total                                                4,110      6,334
                                                      --------     ------
Net deferred tax assets                               $ 10,408      6,434
                                                      ========     ======


NOTE N: COMMITMENTS AND CONTINGENCIES

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations at December 31:

                               1996        1995
                             --------     ------
                                (IN THOUSANDS)

Standby letters of credit    $ 35,863     39,889
Loan commitments              341,822    325,692

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

Under a substantially noncancelable contract, the Company is obligated to pay approximately $2 million in annual fees, through February 2004, to its data processing provider. In addition, the Company has a separate contract, with its item processing provider, which covers item processing services to the Company's subsidiary banks through March 1999. The costs under this contract are calculated in accordance with a volume-based fee schedule, which is subject to change annually.

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


NOTE O: COMMON STOCK

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

At December 31, 1996 and 1995, 960,000 shares of redeemable class A common stock were issued and outstanding. With the exception of shares held in the Company's ESOP, these shares were subject to redemption at a price of $21.18 and $19.83 per share, respectively, which approximated book value. Shares held in the Company's ESOP were redeemed at a price of $26.35 and $23.75 per share, respectively, as determined by an independent appraiser. These shares are owned by employees and Directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. The shares have been classified as redeemable class A common stock subject to redemption at a price, which approximates book value. It is the Company's intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company or its subsidiaries and not be directly repurchased by the Company or the Otto Bremer Foundation.

Certain restrictions exist regarding the extent to which banks may transfer funds to the Company in the form of dividends. Federal law prevents the Company and its non-bank subsidiaries from borrowing from the Subsidiary Banks unless the loans are secured by specified U.S. obligations. Further, the secured loans that may be made by Subsidiary Banks are generally limited in amount to 10% of the Subsidiary Bank's equity if made to the Company or any individual affiliate and 20% of the Subsidiary Bank's equity if made to all affiliates and the Company in the aggregate. At December 31, 1996, 1995 and 1994, no Subsidiary Banks had extended credit to the Company.

Payment of dividends to the Company by its Subsidiary Banks is subject to various limitations by bank regulators, which includes maintenance of certain minimum capital ratios. As of December 31, 1996, $37,833,000 of retained earnings of the Subsidiary Banks was available for distribution to the Company as dividends subject to these limitations. Approximately $19,551,000 was available for distribution without obtaining the prior approval of the appropriate bank regulator.


NOTE P: REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below and as defined in the regulations) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are also presented below.

                                                                        FOR CAPITAL
                                                    ACTUAL           ADEQUACY PURPOSES
                                              ------------------     ------------------
                                              AMOUNT      RATIO      AMOUNT       RATIO
                                              -------     ------     --------     -----
AS OF DECEMBER 31, 1996:
  TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)    $274,447     14.15%     $155,213     8.00%
  TIER I CAPITAL (TO RISK WEIGHTED ASSETS)    250,118     12.89        77,607     4.00
  TIER I CAPITAL (TO AVERAGE ASSETS)          250,118      8.79        85,410     3.00

As of December 31, 1995:
  Total Capital (to Risk Weighted Assets)     253,522     14.01       143,813     8.00
  Tier I Capital (to Risk Weighted Assets)    230,825     12.75        72,407     4.00
  Tier I Capital (to Average Assets)          230,825      8.41        82,322     3.00

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board's implementation of FDICIA defines "well-capitalized" institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. The Company's Subsidiary Banks ratios in each of these categories met or exceeded the "well-capitalized" ratios as of December 31, 1996.


NOTE Q: BREMER FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED STATEMENTS:

BALANCE SHEETS

                                                   DECEMBER 31
                                                1996        1995
                                              --------     -------
                                                 (IN THOUSANDS)

ASSETS
  Cash and cash equivalents                   $  2,048       5,399
  Marketable securities                         22,391      21,091
  Investment in and advances to:
   Bank subsidiaries                           220,929     206,636
   Non-bank subsidiaries                        11,432       8,227
  Other assets                                   3,482       3,814
                                              --------     -------
      Total assets                            $260,282     245,167
                                              ========     =======

LIABILITIES AND SHAREHOLDER'S EQUITY
  Accrued expenses and other liabilities      $  1,629       2,356
  Long-term debt                                 4,446       4,870
  Redeemable class A common stock               20,337      19,035
  Shareholder's equity                         233,870     218,906
                                              --------     -------
      Total liabilities and shareholder's
      equity                                  $260,282     245,167
                                              ========     =======


STATEMENTS OF INCOME

                                                    YEAR ENDED DECEMBER 31
                                                -----------------------------
                                                  1996       1995       1994
                                                -------     ------     ------
                                                        (IN THOUSANDS)
INCOME
  Dividends from:
   Bank subsidiaries                            $19,281     23,357     20,349
   Non-bank subsidiaries                            603        200        190
  Interest from subsidiaries                        313        248        185
  Other interest income                           1,363        942        484
  Gain on sale of securities                        200        (13)        --
  Other income                                       14         14         --
                                                -------     ------     ------
      Total income                               21,774     24,748     21,208
                                                -------     ------     ------
EXPENSES
  Salaries and benefits                             702        621        640
  Operating expense paid to subsidiaries          1,190      1,165      1,402
  Interest expense                                  373        266         --
  Other operating expenses                        1,105        546        215
                                                -------     ------     ------
      Total expenses                              3,370      2,598      2,257
                                                -------     ------     ------
      Income before income tax benefit           18,404     22,150     18,951
  Income tax benefit                                788        747        773
                                                -------     ------     ------
      Income of parent company only              19,192     22,897     19,724
  Equity in undistributed earnings of
   subsidiaries                                  12,625      4,239      6,073
                                                -------     ------     ------
NET INCOME                                      $31,817     27,136     25,797
                                                =======     ======     ======


STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED DECEMBER 31
                                                    ---------------------------------
                                                      1996         1995         1994
                                                    --------     -------      -------
                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTITIVIES
  Net income                                        $ 31,817      27,136       25,797
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Equity in undistributed earnings of subsidiaries (12,625)     (4,239)      (6,073)
    (Gain) loss on sale of securities                   (200)         13           --
    Securities amortization                              470         185          279
    Other, net                                          (262)     (1,080)        (271)
                                                    --------     -------      -------
      Net cash provided by operating activities       19,200      22,015       19,732
                                                    --------     -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in and advances to subsidiaries, net     (7,624)    (10,332)      (5,729)
  Purchases of securities, net                       (22,746)    (28,127)     (14,428)
  Proceeds from maturities of securities               5,303      13,968           --
  Proceeds from sales of securities                   15,540       9,409           --
  Long term debt, net                                   (424)      4,870           --
                                                    --------     -------      -------
      Net cash used by investing activities           (9,951)    (10,212)     (20,157)
                                                    --------     -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                     (12,600)     (9,600)      (9,360)
                                                    --------     -------      -------
      Net cash used by financing activities          (12,600)     (9,600)      (9,360)
                                                    --------     -------      -------
Increase (decrease) in cash and cash equivalents      (3,351)      2,203       (9,785)
Cash and cash equivalents
  Beginning of year                                    5,399       3,196       12,981
                                                    --------     -------      -------
  End of year                                       $  2,048       5,399        3,196
                                                    ========     =======      =======



                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF BREMER FINANCIAL CORPORATION

We have audited the accompanying consolidated balance sheets of Bremer Financial Corporation and subsidiaries (the Company), a subsidiary of the Otto Bremer Foundation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Bremer Financial Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


January 24, 1997
Saint Paul, Minnesota


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No event requiring disclosure pursuant to this Item 9 has occurred during the two years ended December 31, 1996.


                                    PART III.

Items 10 through 13 of the Form 10-K are omitted because the Company will file before April 30, 1997 a definitive Proxy Statement (the "Proxy Statement") conforming to Schedule 14A involving the election of directors. The information required by Items 10, 11, 12 and 13 of Part III of the Form 10-K are hereby incorporated by reference to such Proxy Statement.


                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     (1) The following financial statements of Bremer Financial Corporation are part of this document under Item 8. Financial Statements and Supplementary Data:

               Consolidated Balance Sheets -- December 31, 1996 and December 31, 1995

               Consolidated Statements of Income -- Years ended December 31, 1996, 1995 and 1994

               Consolidated Statements of Shareholder's Equity -- Years ended December 31, 1996, 1995 and 1994

               Consolidated Statements of Cash Flows -- Years ended December 31, 1996, 1995 and 1994

               Notes to Consolidated Financial Statements

               Independent Auditors' Report

     (2) Financial statement schedules are omitted as they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

     (3)  The following exhibits are filed as a part of this report:

              10.1 Bremer Financial Corporation 1996 Executive Incentive Compensation Plan for Chief Financial Officer, Chief Credit Officer, and Human Resources Director.

              10.2 Bremer Financial Corporation 1996 Executive Incentive Compensation Plan for Group Presidents.

              10.3 Bremer Financial Corporation 1996 Executive Incentive Compensation Plan for Chief Operating Officer.

              10.4 Bremer Financial Corporation 1996 Executive Incentive Compensation Plan for President and CEO.

              10.5 Bremer Financial Corporation 1996 Long-Term Incentive Compensation Plan for Group Presidents and Chief Operating Officer.

              10.6 Bremer Financial Corporation 1996 Long-Term Incentive Compensation Plan for President and CEO.

              21     Subsidiaries of the Company.

              27     Financial Data Schedule.

The following exhibits are incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1995:

              10.7 Bremer Financial Corporation 1995 Executive Incentive Compensation Plan for Group Presidents.

              10.8 Bremer Financial Corporation 1995 Executive Incentive Compensation Plan for Retail Banking Services Director (Chief Operating Officer).

              10.9 Bremer Financial Corporation 1995 Executive Incentive Compensation Plan for President and CEO.

              10.10 Bremer Financial Corporation 1995 Long-Term Compensation Plan for Group Presidents and Retail Banking Services Director (Chief Operating Officer).

              10.11 Bremer Financial Corporation 1995 Long-Term Incentive Compensation Plan for President and CEO.

The following exhibits are incorporated by reference to Exhibits 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, and 10.10, respectively, to the Company's
Annual Report on Form 10-K for the year ended December 31, 1994:

              10.12 Resolutions of the Board of Directors of the Company adopted on April 29, 1994 amending the Employment Agreements incorporated by reference as Exhibits 10.15 and
                     10.16 and Exhibits 10.21 through 10.24 (inclusive).

              10.13 Bremer Financial Corporation 1994 Executive Incentive Compensation Plan for Gene H. Sipe and Duaine C. Espegard.

              10.14 Bremer Financial Corporation 1994 Executive Incentive Compensation Plan for Kenneth P. Nelson.

              10.15 Bremer Financial Corporation 1994 Executive Incentive Compensation Plan for Stan K. Dardis.

              10.16 Bremer Financial Corporation 1994 Executive Incentive Compensation Plan for President and CEO.

              10.17 Bremer Financial Corporation 1994 Long-Term Incentive Compensation Plan for Group Presidents and Retail Banking Services Director.

              10.18 Bremer Financial Corporation 1994 Long-Term Incentive Compensation Plan for President and CEO.

              10.19 Deferred Compensation Plan for Directors of Bremer Financial Services, Inc.

              10.20 Bremer Financial Corporation Supplemental Executive Retirement Plan (Effective January 1, 1994).

The following exhibit is incorporated by reference to Exhibit 10.5, to the Company's Annual Report on Form 10-K for the year ended December 31, 1992:

              10.21 Resolutions of the Board of Directors of the Company adopted on February 9, 1993 amending the Employment Agreements filed or incorporated by reference as Exhibits
                     10.22 through 10.25 (inclusive).

The following exhibits are incorporated by reference to Exhibits 3.1, 28.7, and 28.8, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1989:

               3.1   Bylaws of the Company in effect on the date hereof.

              99.1 The portion of the final Prospectus of the Company dated April 20, 1989 ("Prospectus"), which was filed with the SEC on April 20, 1989, entitled "Description of Capital Stock Description of Class A Common Stock -- Restrictions on Transfer."

              99.2 The portion of the Prospectus entitled "Description of Capital Stock -- Description of Class A Common Stock -- First Call Option to Company" on page 64 of the Prospectus.

The following exhibits are incorporated by reference to Exhibits 3.1, 10.3, 10.4, 10.5, 10.7, 10.12, 10.13, 10.14, 10.15, and 10.16, respectively, to the
Company's Registration Statement on Form S-1 filed with the SEC on February 10, 1989:

               3.2 Restated Articles of Incorporation of the Company in effect on the date hereof.

              10.22 Employment Agreement by and between Bremer Financial Services, Inc. ("BFS") and Terry Cummings dated January 9, 1985 and Amendment thereto dated March 23, 1988.

              10.23 Employment Agreement by and between BFS and Duaine Espegard dated January 2, 1986 and Amendments thereto dated October 28, 1987 and March 23, 1988.

              10.24 Employment Agreement by and between BFS and Kenneth Nelson dated January 2, 1986 and Amendments thereto dated October 28, 1987 and March 23, 1988.

              10.25 Employment Agreement by and between BFS and Gene Sipe dated January 2, 1986 and Amendments thereto dated October 28, 1987 and March 23, 1988.

              10.26 Bremer Financial Corporation Employee Stock Ownership Plan and Trust Agreement.

              10.27 Bremer Banks Profit Sharing Plus Plan, as amended and restated effective January 1, 1986, and Amendment No. 1 thereto.

              10.28 Bremer Banks Profit Sharing Plus Trust Agreement dated October 1, 1986 and Amendment No. 1 thereto.

              10.29  Bremer Banks Retirement Plan as effective April 1, 1985.

              10.30 Bremer Banks Retirement Plan Trust Agreement (as revised and restated effective January 1, 1976).

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

               4.1   Specimen of Stock Certificate evidencing Class A Common
                     Stock.

               4.2   Specimen of Stock Certificate evidencing Class B Common
                     Stock.

              99.3   Otto Bremer Foundation Trust Instrument dated May 22, 1944.

(b) The Company filed no Current Reports on Form 8-K during the fourth quarter of 1996, which ended December 31, 1996.

A copy of this Form 10-K and exhibits herein can be obtained by writing Brent J. Gray, Senior Vice President and Chief Financial Officer, Bremer Financial Corporation, 445 Minnesota Street, Suite 2000, St. Paul, MN 55101.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 1997.               Bremer Financial Corporation

                              By           /S/ TERRY M. CUMMINGS
                                -----------------------------------------------
                                             Terry M. Cummings
                                  ITS PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on March 14, 1997 in the capacities indicated.

                                            /S/ TERRY M. CUMMINGS
                          ------------------------------------------------------
                                              Terry M. Cummings
                          ITS PRESIDENT AND CHIEF EXECUTIVE OFFICER AND DIRECTOR

                                           /S/ WILLIAM H. LIPSCHULTZ
                          ------------------------------------------------------
                                             William H. Lipschultz
                                      CHAIRMAN OF THE BOARD AND DIRECTOR

                                           /S/ CHARLOTTE S. JOHNSON
                          ------------------------------------------------------
                                             Charlotte S. Johnson
                                         VICE PRESIDENT AND DIRECTOR

                                             /S/ SHERMAN WINTHROP
                          ------------------------------------------------------
                                               Sherman Winthrop
                                                   DIRECTOR

                                             /S/ DANIEL C. REARDON
                          ------------------------------------------------------
                                               Daniel C. Reardon
                                          VICE PRESIDENT AND DIRECTOR

                                               /S/ BRENT J. GRAY
                          ------------------------------------------------------
                                                 Brent J. Gray
                              SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                              /S/ STUART F. BRADT
                          ------------------------------------------------------
                                                Stuart F. Bradt
                                     CONTROLLER (CHIEF ACCOUNTING OFFICER)



                    (This page was intentionally left blank)



                                INDEX TO EXHIBITS

Description of Exhibits                                                    Page

10.1     Bremer Financial Corporation 1996 Executive Incentive
         Compensation Plan for Chief Financial Officer, Chief Credit Officer, and Human Resources Director.

10.2     Bremer Financial Corporation 1996 Executive Incentive
         Compensation Plan for Group Presidents.

10.3     Bremer Financial Corporation 1996 Executive Incentive
         Compensation Plan for Chief Operating Officer.

10.4     Bremer Financial Corporation 1996 Executive Incentive
         Compensation Plan for President and CEO.

10.5     Bremer Financial Corporation 1996 Long-Term Incentive
         Compensation Plan for Group Presidents and Chief Operating
         Officer.

10.6     Bremer Financial Corporation 1996 Long-Term Incentive
         Compensation Plan for President and CEO.

21       Subsidiaries of the Company.

27       Financial Data Schedule.