Form 10-Q
period 1997-03-31
BREMER FINANCIAL CORPORATION
filed 1997-05-15
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

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

Yes _X_     No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of March 31, 1997, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1997


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


ITEM 1.  FINANCIAL STATEMENTS

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


====================================================================================================================================
                                                                                   March 31           December 31          March 31
                                                                                ----------------------------------------------------
(IN THOUSANDS)                                                                       1997                1996                1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)                             (Unaudited)
ASSETS
   Cash and due from banks                                                      $    98,664             159,832              90,858
   Interest bearing deposits                                                          1,598               1,778               2,277
   Investment securities held to maturity (market value of $178,581,
       $187,045 and $185,916, respectively)                                         176,405             183,095             182,059
   Mortgage-backed securities held to maturity (market value of $104,696,
       $108,111 and $118,010, respectively)                                         106,385             109,036             120,010
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL SECURITIES HELD TO MATURITY                                            282,790             292,131             302,069
   Investment securities available for sale (book value of $166,982,
       $180,453 and $203,794, respectively)                                         166,623             180,679             203,805
   Mortgage-backed securities available for sale (book value of $493,392,
       $460,958 and $464,893, respectively)                                         492,682             462,964             466,293
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL SECURITIES AVAILABLE FOR SALE                                          659,305             643,643             670,098
   Loans                                                                          1,744,167           1,759,711           1,638,784
       Reserve for loan losses                                                      (31,139)            (30,482)            (28,810)
       Unearned discount                                                             (4,016)             (3,954)             (3,838)
------------------------------------------------------------------------------------------------------------------------------------
       NET LOANS                                                                  1,709,012           1,725,275           1,606,136
   Premises and equipment, net                                                       47,531              45,980              44,400
   Interest receivable and other assets                                              58,778              57,012              55,592
------------------------------------------------------------------------------------------------------------------------------------

              TOTAL ASSETS                                                      $ 2,857,678           2,925,651           2,771,430
====================================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
   Noninterest bearing deposits                                                 $   276,587             332,143             266,777
   Interest bearing deposits                                                      1,965,431           1,951,303           1,927,431
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL DEPOSITS                                                             2,242,018           2,283,446           2,194,208
   Federal funds purchased and repurchase agreements                                144,189             188,129             166,393
   Other short-term borrowings                                                      102,472              86,892              94,280
   Long-term debt                                                                    62,312              62,389              27,688
   Accrued expenses and other liabilities                                            38,570              39,125              38,104
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                          2,589,561           2,659,981           2,520,673

   Minority interests                                                                 9,449               9,319               9,047
   Redeemable preferred stock, $100 par, 80,000 shares authorized;
       71,594 shares issued and 21,437 shares outstanding                             2,164               2,144               2,164
   Redeemable class A common stock, 960,000 shares
       issued and outstanding                                                        20,520              20,337              19,164

   Shareholder's equity
       Common stock
          Class A, no par, 12,000,000 shares authorized;
              240,000 shares issued and outstanding                                      57                  57                  57
          Class B, no par, 10,800,000 shares authorized,
              issued and outstanding                                                  2,562               2,562               2,562
       Retained earnings                                                            233,939             230,071             217,007
       Net unrealized (loss)gain on securities available for sale                      (574)              1,180                 756
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDER'S EQUITY                                                   235,984             233,870             220,382
------------------------------------------------------------------------------------------------------------------------------------

              TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                        $ 2,857,678           2,925,651           2,771,430
====================================================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).


BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

============================================================================================================
                                                                            Three Months Ended March 31
                                                                  ------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             1997             1996           1995
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans, including fees                                          $ 37,970           36,401          31,998
   Securities
       Taxable                                                      11,528           12,002          11,522
       Tax-exempt                                                    2,758            2,756           2,610
   Federal funds sold                                                 --               --              --
   Other                                                                30               45              33
------------------------------------------------------------------------------------------------------------
       Total interest income                                        52,286           51,204          46,163
------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Deposits                                                         21,590           21,600          19,232
   Federal funds purchased and repurchase agreements                 1,655            1,952           2,176
   Other short term borrowings                                       1,188            1,101             796
   Long term debt                                                      889              431             233
------------------------------------------------------------------------------------------------------------
       Total interest expense                                       25,322           25,084          22,437
------------------------------------------------------------------------------------------------------------

       Net interest income                                          26,964           26,120          23,726
   Provision for loan losses                                           858              611            --
------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses          26,106           25,509          23,726
------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
   Service charges                                                   3,603            3,025           2,476
   Insurance                                                         1,664            1,452             984
   Trust                                                             1,495            1,311           1,122
   Gain on sale of loans                                               328              470             154
   Gain / (loss) on sale of securities                                (265)             158             (34)
   Other                                                             1,739            1,577           1,360
------------------------------------------------------------------------------------------------------------
       Total noninterest income                                      8,564            7,993           6,062
------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
   Salaries and wages                                               10,376            9,545           8,723
   Employee benefits                                                 2,927            2,762           2,491
   Occupancy                                                         1,482            1,521           1,310
   Furniture and equipment                                           1,554            1,462           1,144
   Data processing fees                                              2,103            1,919           1,767
   FDIC premiums and examination fees                                  (84)             435           1,232
   Other                                                             4,674            4,047           3,661
------------------------------------------------------------------------------------------------------------
       Total noninterest expense                                    23,032           21,691          20,328
------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                    11,638           11,811           9,460
   Income tax expense                                                3,834            3,795           2,902
------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $  7,804            8,016           6,558
============================================================================================================
Per common share amounts
   Net income                                                     $   0.65             0.67            0.55
   Dividends paid                                                     0.30             0.25            0.20
============================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).


BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
====================================================================================================================================
                                                                                          Net Unrealized
                                                                                          Gain (Loss) on
                                                                           Common Stock     Securities
                                                                       -------------------  Available     Retained
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               Class A     Class B   for Sale     Earnings         Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                                            $   57      2,562     (11,340)       196,259         187,538

Net income                                                                                                  27,136          27,136
Dividends, $.80 per share                                                                                   (9,600)         (9,600)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                             (1,324)        (1,403)         (2,727)
Change in net unrealized gain (loss) on securities available for sale                        16,559                         16,559
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                                                57      2,562       3,895        212,392         218,906

Net income                                                                                                  31,817          31,817
Dividends, $1.05 per share                                                                                 (12,600)        (12,600)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                                236         (1,538)         (1,302)
Change in net unrealized gain (loss) on securities available for sale                        (2,951)                        (2,951)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                                                57      2,562       1,180        230,071         233,870

Net income                                                                                                   7,804           7,804
Dividends, $.30 per share                                                                                   (3,600)         (3,600)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                                153           (336)           (183)
Change in net unrealized gain (loss) on securities available for sale                        (1,907)                        (1,907)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 1997                                               $   57      2,562        (574)       233,939         235,984
====================================================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

INFORMATION SUBSEQUENT TO DECEMBER 31, 1996 IS UNAUDITED


BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

===========================================================================================================================
                                                                                        Three Months Ended March 31
                                                                             ----------------------------------------------

(IN THOUSANDS)                                                                   1997               1996             1995
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $   7,804             8,016             6,558
   Adjustments to reconcile net income to net cash
       provided by operating activities
          Provision for loan losses                                                858               611              --
          Depreciation and amortization                                          1,748             1,731             1,667
          Minority interests in earnings of subsidiaries                           340               346               307
          (Gain) / loss on sale of securities                                      265              (158)               34
          Valuation writedown on other real estate owned                          --                --                  10
          (Gain) / loss on sale of other real estate owned, net                    (23)               (8)               79
          Other assets and liabilities, net                                     (1,376)             (285)              620
   Proceeds from sales of other real estate owned                                   54               263               253
   Cash receipts related to loans originated specifically for resale            16,450            27,440             6,957
   Cash payments related to loans originated specifically for resale           (16,506)          (26,970)           (6,803)
---------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                              9,614            10,986             9,682
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Deposits in other banks, net                                                    180               731               101
   Federal funds sold, net                                                        --                --                --
   Purchases of securities available for sale                                 (103,123)          (62,861)          (61,017)
   Purchases of securities held to maturity                                     (6,525)           (9,381)           (6,069)
   Proceeds from maturities of securities available for sale                    39,859            30,705            16,011
   Proceeds from maturities of securities held to maturity                       8,524            25,206            26,296
   Proceeds from sales of securities avaialable for sale                        51,441            23,155            21,559
   Loans, net                                                                   15,460            (8,854)          (18,621)
   Acquisitions, net of cash acquired                                             --                --                --
   Acquisition of premises and equipment                                        (3,015)           (1,530)           (3,158)
---------------------------------------------------------------------------------------------------------------------------
          Net cash used by investing activities                                  2,801            (2,829)          (24,898)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Noninterest bearing deposits, net                                           (55,556)          (59,754)          (35,242)
   Interest bearing deposits (excluding certificates of deposit), net           (2,133)           (9,246)          (20,694)
   Certificates of deposits, net                                                16,262            20,901            58,120
   Federal funds purchased and repurchase agreements, net                      (43,940)          (20,707)          (35,656)
   Other short-term borrowings, net                                             15,580            24,853            20,431
   Long-term debt, net                                                             (77)            2,120               416
   Minority interests acquired and dividends paid                                 (139)             (272)             (211)
   Redeemable preferred stock                                                       20                20              (133)
   Dividends paid                                                               (3,600)           (3,000)           (2,400)
---------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                            (73,583)          (45,085)          (15,369)
---------------------------------------------------------------------------------------------------------------------------
          Net increase in cash and due from banks                              (61,168)          (36,928)          (30,585)
   Cash and due from banks
       Beginning of year                                                       159,832           127,786           116,041
---------------------------------------------------------------------------------------------------------------------------
       End of year                                                           $  98,664            90,858            85,456
===========================================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).


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

B. GENERAL. The consolidated financial statements include the accounts of Bremer Financial Corporation and Subsidiaries. All material intercompany transactions and balances are eliminated in consolidation. The Company has not changed its accounting policies from those stated for the year ended December 31, 1996 and included in its Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 14, 1997.

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

F. REDEEMABLE CLASS A COMMON STOCK. At March 31, 1997, the 960,000 class A shares were generally redeemable at $21.38 per share. Since January 1, 1997 and through March 31, 1997, options to call 28,826.6893 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's Subsidiaries. During the same period, a total of 2,113 shares changed hands directly between individuals.

G. ESTIMATES. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Actual results may differ from those estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Earnings Summary

Bremer Financial Corporation (the "Company") recorded net income of $7.8 million for the first quarter of 1997, compared to $8.0 million earned in the first quarter of 1996. Contributing positively to first quarter earnings were an $844 thousand or 3.2% increase in net interest income and a $571 thousand or 7.1% increase in noninterest income. Partially offsetting these positive increases were a 6.2% or $1.3 million increase in noninterest expense and a $247 thousand increase in the provision for loan losses.

Return on average assets (ROA) was 1.17% for the first quarter of 1997, compared to 1.22% for the same period in 1996. Return on average realized equity (RORE) was 12.41% for the first quarter of 1997, compared to 13.65% for the same period in 1996. Table I presents a summary of the components affecting the change in return on assets from March 31, 1996 to March 31, 1997.

Shareholder's Equity and Dividends

Shareholder's equity and redeemable class A common stock totaled $256.5 million at March 31, 1997, representing a book value per share of $21.38, a 7.1% increase from $19.96 at March 31, 1996. Dividends paid per share, in the first quarter of 1997, remained unchanged from the $.30 paid in the fourth quarter of 1996, but are up from the $.25 paid in each of the first three quarters of 1996. The Company maintains a very strong capital position compared to industry standards. Table II presents various regulatory capital ratios.

Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS No. 115), requires the market value of securities available for sale to be recorded on the Company's balance sheet, with unrealized gains or losses, net of tax, included in equity. This accounting standard had the effect of decreasing the book value per share by $.05 as of March 31, 1997 and increasing book value per share by $.07 as of March 31, 1996.

Net Interest Income

Tax-equivalent net interest income for the first quarter of 1997 was $28.8 million, an increase of $858 thousand or 3.1% from the first quarter of 1996. This increase in net interest income resulted from a 2.7% increase in average earning assets combined with an improvement in the net interest margin from 4.35% to 4.41% for the first quarter of 1997. Table III presents the quarter-to-quarter comparison of tax-equivalent net interest income and net interest margins.

As presented in Table IV, in comparing the net interest margin for the first quarter of 1997 to that of the first quarter of 1996, the margin was positively impacted by both an increase in spread between yields on earning assets and cost on interest bearing liabilities and a more favorable product mix. Negatively impacting the margin were a reduction in yield related loan fees and lower levels of free funds.

The Company uses gap reports to assess its current interest rate sensitivity position, but relies more heavily on simulation modeling to measure projected interest rate risk over time. While the Company's traditional gap report indicated a liability sensitive position at March 31, 1997, simulation modeling results have indicated the amount of net interest income at risk as a result of any substantial change in market interest rates was within the Company's acceptable policy limits.

Nonperforming Assets

Table VI shows the details of nonperforming assets at March 31, 1997, December 31, 1996 and March 31, 1996. Nonperforming assets, which include nonperforming loans and other real estate owned (OREO), were $11.2 million at March 31, 1997. This total represents a decrease of $334 thousand from December 31, 1996 and an increase of $1.6 million from March 31, 1996. Nonperforming assets as a percentage of total loans and OREO declined slightly to .64% as of March 31, 1997 from .65% as of December 31, 1996, and have increased from .58% as of March 31, 1996.

Nonperforming loans, which include nonaccrual and restructured loans, were $10.5 million at March 31, 1997, a decrease of $754 thousand from December 31, 1996 and an increase of $1.2 million from March 31, 1996. The ratio of nonperforming loans to total loans decreased to .60% at March 31, 1997 from .64% at December 31, 1996, and increased from .57% at March 31, 1996. The ratio of nonperforming assets and past due loans to total loans and OREO improved slightly from .78% at December 31, 1996 to .77% at March 31, 1997 and increased from .74% at March 31, 1996. The level of at-risk performing loans (with an internal loan review rating of either substandard, doubtful or loss) increased $1.3 million or 1.6% from $86.6 million at March 31, 1996 to $87.9 million at March 31, 1997. However, the ratio of classified loans to total loans has decreased from 5.3% at March 31, 1996 to 5.1% at March 31, 1997 as total loans grew 6.4% during the same period. Net charge-offs were $201 thousand for the first three months of 1997 as compared to net charge-offs of $54 thousand in the same period of 1996.

Other real estate owned, which includes real estate acquired in loan settlements, increased $420 thousand from December 31, 1996 and $380 thousand from March 31, 1996 to $660 thousand at March 31, 1997.

Reserve for Loan Losses

The Company's reserve for loan losses was 296.8% of nonperforming loans at March 31, 1997 compared to 271.1% at December 31, 1996 and 311.4% at March 31, 1996.
Subject to a determination of the damages caused by the April 1997 flooding in the Red River Valley, management believes the current reserve is adequate to cover the risks inherent in the portfolio, including the risk of nonperforming loans and other loans that have been identified for careful monitoring. See also
Item 5 of Part II of this Quarterly Report on Form 10-Q.

The reserve for loan losses increased from $28.8 million at March 31, 1996 to $31.1 million at March 31, 1997. The increase in the reserve for loan losses of $2.3 million contributed to an overall increase in the reserve to outstanding loans ratio from 1.76% at March 31, 1996 to 1.79% at March 31, 1997. Table VII presents the activity in the reserve for loan losses.

Noninterest Income

Noninterest income was $8.6 million for the first quarter of 1997 compared to $8.0 million for the first quarter of 1996, representing a $571 thousand or 7.1% improvement. Operating noninterest income, which excludes investment securities gains and losses, increased 12.7% over the first quarter of 1996, with most categories posting increases. Service charge fees, insurance commissions, trust fees, and brokerage commissions were the major contributors to the increase in operating noninterest income. Offsetting some of these gains was a decline in gain on sale of loans of $142 thousand as residential real estate activity was slower in the first quarter of 1997 versus 1996 due to a less favorable interest rate environment and unfavorable weather conditions in many of the Company's markets. Table VIII presents a comparison of significant noninterest income components.

Noninterest Expense

As presented in Table IX, noninterest expense increased $1.3 million or 6.2% compared to the first quarter of 1996. While operating expenses of acquired entities unfavorably impacted the comparison of noninterest expense between the first quarters of 1997 and 1996, the Company experienced a significant decline in FDIC insurance premiums, as the assessment rate on savings and loan acquired deposits fell. Additionally, the Company's conversion of its banks' charters to national charters regulated by the Office of Comptroller of Currency, (the "OCC"), during the first quarter of 1997, resulted in the reversal of approximately $260 thousand in accruals set aside for state and other examinations planned for 1997. Upon converting to national charters, examinations by state and other regulators were canceled, as the OCC became the examining authority.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio was 59.37% at March 31, 1997 compared to 58.69% at March 31, 1996. The efficiency ratio increased slightly resulting from a 6.4% increase in recurring noninterest expense, only partially offset by the modest increase in the tax-equivalent net interest income of 3.1% and a 12.8% increase in recurring noninterest income.

Taxes

Comparing the first three months of 1997 to the first three months of 1996, the Company's effective tax rate increased from 32.1% to 32.9%. This results from proportionately more taxable than tax-exempt income during the first three months of 1997 compared to the same period in 1996.

Balance Sheet Growth

Assets

Average total assets increased $72.7 million or 2.6% from the first three months of 1996 to the first three months of 1997, with most of this increase occurring in average earning assets which increased $70.8 million or 2.7% when comparing the same two periods.

Loans

From the first quarter of 1996 to the first quarter of 1997, average loans increased $111.0 million or 6.9%, driven by increases in all loan categories. Residential real estate, commercial real estate, agricultural, consumer, commercial, and tax-exempt loans increased $25.5 million, $25.1 million, $24.7 million, $22.6 million, $7.6 million, and $5.4 million, respectively. The Company is not involved in highly leveraged transaction lending or lending to foreign countries.

Securities

Average securities decreased $39.3 million or 4.0% from the first quarter of 1996 to the first quarter of 1997. Taxable securities decreased $40.5 million or 5.3%, while tax-exempt securities increased $1.2 million or .59%. The decline in average securities can be attributed to the continued strong growth in loans, which is out pacing the increase in deposits, and thus as securities mature, the proceeds have been used to fund new loans. The average maturity of the portfolio was 52.5 months at March 31, 1997, with an average yield to maturity on the $942.1 million portfolio of 6.75%, unrealized gains of $2.9 million and unrealized losses of $2.4 million for held to maturity securities. In accordance with FAS No. 115, the available for sale investments are recorded inclusive of any unrealized gain or loss.

Liabilities

Comparing the first three months of 1997 to the first three months of 1996, average interest bearing liabilities increased $65.4 million or 3.0%, while average deposits increased $38.0 million or 1.7%. Average long-term debt, which includes long-term Federal Home Loan Bank (FHLB) advances and installment promissory notes issued in connection with acquisitions, increased $36.2 million. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, and FHLB advances, decreased $11.6 million or 4.9%, resulting from the increase in longer-term funding. Most of the increase in long-term borrowings can be attributed to an increase in the Company's FHLB advances over the first three months of 1996, as continued strong asset growth, coupled with slower growth in deposits, created the need for this funding source. The associated interest rate risk was monitored closely and steps were taken to match repricability of assets and liabilities prior to any funding decisions.

Core deposits, which generally include all deposits and repurchase agreements except for those greater than $100 thousand of nonpersonal and public entities, and certain other public funds, historically have provided a stable source of funding. Between the first three months of 1996 and the first three months of 1997, average core deposits increased $53.4 million or 2.5%. The growth in core deposits can be attributed to the Company's expanded presence in its markets.


BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS
=======================================================================================
                                                        Three Months Ended March 31
                                                 --------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              1997           1996        Change
---------------------------------------------------------------------------------------
OPERATING RESULTS
          Total interest income                  $   52,286         51,204         2.1%
          Net interest income                        26,964         26,120         3.2
          Net interest income (1)                    28,835         27,977         3.1
          Provision for loan losses                     858            611        40.4
          Noninterest income                          8,564          7,993         7.1
          Noninterest expense                        23,032         21,691         6.2
          Net income                                  7,804          8,016        (2.6)
          Dividends                                   3,600          3,000        20.0

AVERAGE BALANCES
          Assets                                  2,821,578      2,748,898         2.6
          Loans                                   1,720,499      1,609,517         6.9
          Securities                                932,010        971,297        (4.0)
          Deposits                                2,230,210      2,192,253         1.7
          Redeemable class A common stock            20,428         19,099         7.0
          Shareholder's equity                      234,927        219,644         7.0

PERIOD-END BALANCES
          Assets                                  2,857,678      2,771,430         3.1
          Loans                                   1,740,151      1,634,946         6.4
          Securities                                942,095        972,167        (3.1)
          Deposits                                2,242,018      2,194,208         2.2
          Redeemable class A common stock            20,520         19,164         7.1
          Shareholder's equity                      235,984        220,382         7.1

FINANCIAL RATIOS
          Return on assets (2)                         1.17%          1.22        (4.1)
          Return on realized equity (3)(4)            12.41          13.65        (9.1)
          Average equity/assets (3)                    9.05           8.69         4.1
          Dividend payout                             46.13          37.43        23.3
          Net interest margin (1)                      4.41           4.35         1.4
          Net charge-offs/average loans                0.05           0.01       400.0
          Reserve/period-end loans                     1.79           1.76         1.7

PER SHARE OF COMMON STOCK (3)
          Net income                                   0.65           0.67        (2.6)
          Dividends paid                               0.30           0.25        20.0
          Period-end book value                       21.38          19.96         7.1
          Period-end realized book value (4)          21.43          19.89         7.7


(1) Tax-equivalent basis (TEB).
(2) Calculation is based on income before minority interests.
(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4) Excluding net unrealized gain (loss) on securities available for sale.

=======================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).


                                                                        TABLE I
CHANGES IN RETURN ON ASSETS


==============================================================
                                                     March 31
                                                  1997 vs 1996
--------------------------------------------------------------

Return on assets, prior period                         1.22%
--------------------------------------------------------------

Increases

       Net interest income (TEB)                       0.05
       Service charges                                 0.08
       Insurance                                       0.03
       Trust fees                                      0.02
       Brokerage                                       0.02
       Gain on sale of other assets                    0.01
       FDIC premiums and examination fees              0.08
       Provision for income taxes                      0.01

--------------------------------------------------------------
          Total increases                              0.30
--------------------------------------------------------------

Decreases

       Provision for loan loss                         0.03
       Gain on sale of loans                           0.03
       Gain on sale of securities                      0.06
       Salaries and wages                              0.09
       Employee benefits                               0.02
       Marketing                                       0.05
       Printing, postage and office supplies           0.02
       Data processing fees                            0.02
       Other noninterest expense, net                  0.03

--------------------------------------------------------------
          Total decreases                              0.35
--------------------------------------------------------------

Return on assets, current period                       1.17%
==============================================================


                                                                        TABLE II

CAPITAL RATIOS (1)

===============================================================================
                                 March 31     December 31  March 31   Regulatory
                                  1997          1996        1996      Minimums
                                ---------     --------     --------    --------


Equity to assets (2)               8.98%         8.69        8.64          --
Equity to tangible assets (2)      8.90          8.62        8.54          --
Tier I capital (3)                13.24         12.89       13.25        4.00
Tier I and tier II capital (3)    14.49         14.15       14.50        8.00
Leverage ratio (3)                 9.04          8.79        8.59        3.00


(1)      Calculations include redeemable class A common stock.
(2) Computed in accordance with generally accepted accounting principles, including the unrealized market value adjustment of securities available for sale.
(3) Computed exclusive of the unrealized market value adjustment of securities available for sale.

                                                                       TABLE III


NET INTEREST INCOME / MARGINS (TEB)

================================================
                            Net            Net
                         Interest       Interest
(DOLLARS IN THOUSANDS)    Income         Margin
------------------------------------------------

Quarter
-------

1997
         First            $28,835          4.41%

1996
         Fourth            29,732          4.40
         Third             29,419          4.33
         Second            28,734          4.38
         First             27,977          4.35


1995
         Fourth            28,405          4.37
         Third             27,637          4.31
         Second            26,369          4.31
         First             25,487          4.36


1994
         Fourth            26,532          4.51
         Third             25,911          4.53
         Second            24,820          4.56
         First             23,435          4.48

================================================


                                                                        TABLE IV

CHANGES IN NET INTEREST INCOME (TEB)

==================================================================================

                                                 Three Months Ended March 31
(in thousands)                                           1997 vs 1996

----------------------------------------------------------------------------------
                                                  Net                 Net
                                                Interest            Interest
                                                 Income              Margin
                                            ------------------   -----------------
Change in volume
     Earning assets                                    $1,452
     Interest  bearing liabilities                       (748)
                                            ------------------
                                                          704

Change in interest rate spread
     Earning assets                                      (318)               (0.05)%
     Interest  bearing liabilities                        357                 0.06
                                            ------------------   -----------------
                                                           39                 0.01

Change in product mix
     Earning assets                                       500                 0.08
     Interest  bearing liabilities                       (123)               (0.02)
                                            ------------------   -----------------
                                                          377                 0.06

Change due to number of days
     Earning assets                                      (583)               --
     Interest  bearing liabilities                        276                --
                                            ------------------   -----------------
                                                         (307)               --
Other changes
     Nonaccruing loans                                     35                 0.01
     Yield-related loan fees                              (98)               (0.02)
     30/360 investment adjustment                         108                 0.02
     Free funds                                      --                      (0.02)
                                            ------------------   -----------------
                                                           45                (0.01)

Change in net interest income                             858                 0.06

     Net interest income, prior period                 27,977                 4.35
                                            ------------------   -----------------

     Net interest income, current period              $28,835                 4.41%
                                            ==================   =================







                                                                         TABLE V


CHANGES IN NET INTEREST INCOME (TEB)


=========================================================================
                                          Three Months Ended March 31
                                      -----------------------------------
(IN THOUSANDS)                                    1997 vs 1996
-------------------------------------------------------------------------

                                        Volume    Yield/Rate(1)   Total
                                      ----------   ----------   ---------

INCREASE (DECREASE) IN:


     INTEREST INCOME
         Loans                           $1,008          576       1,584
         Taxable securities                 328         (802)       (474)
         Tax-exempt securities              115         (114)          1
         Interest bearing deposits           --           --          --
         Federal funds sold                  --           --          --
         Other earning assets                 1          (16)        (15)
                                      ----------   ----------   ---------
            Total                         1,452         (356)      1,096


     INTEREST EXPENSE
         Savings deposits                   114         (173)        (59)
         Other time deposits                530         (480)         50
         Short-term borrowings               91         (302)       (211)
         Long-term debt                      13          445         458
                                      ----------   ----------   ---------
            Total                           748         (510)        238
                                      ----------   ----------   ---------

NET INTEREST INCOME                        $704          154         858
=========================================================================

(1) ALL CHANGES IN NET INTEREST INCOME, OTHER THAN THOSE DUE TO VOLUME, HAVE BEEN ALLOCATED TO YIELD/RATE.

                                                                        TABLE VI
NONPERFORMING ASSETS

==============================================================================
                                               March 31    December 31  March 31
(DOLLARS IN THOUSANDS)                           1997         1996        1996
------------------------------------------------------------------------------
Nonaccrual loans                               $10,080      10,830       8,660
Restructured loans                                 410         414         592
------------------------------------------------------------------------------
          Total nonperforming loans             10,490      11,244       9,252
Other real estate owned (OREO)                     660         240         280
------------------------------------------------------------------------------
          Total nonperforming assets           $11,150      11,484       9,532
==============================================================================

Past due loans *                               $ 2,298       2,205       2,607
==============================================================================

Nonperforming loans to total loans                0.60%       0.64        0.57
Nonperforming assets to total loans and OREO      0.64        0.65        0.58
Nonperforming assets and past due loans* to
          total loans and OREO                    0.77        0.78        0.74
Reserve to nonperforming loans                  296.84      271.10      311.39
Reserve to total loans                            1.79        1.74        1.76
==============================================================================

* PAST DUE LOANS INCLUDE ACCRUING LOANS 90 DAYS OR MORE PAST DUE.


                                                                       TABLE VII

RESERVE FOR LOAN LOSSES

===========================================================
                                      Three Months Ended
                                           March 31
                                   -----------------------

(IN THOUSANDS)                        1997           1996
----------------------------------------------------------
Beginning of period                $ 30,482        28,253
     Charge-offs                       (490)         (353)
     Recoveries                         289           299
----------------------------------------------------------
            Net charge-offs            (201)          (54)
     Provision for loan losses          858           611
----------------------------------------------------------

End of period                      $ 31,139        28,810
===========================================================


                                                                      TABLE VIII


NONINTEREST INCOME

========================================================================================
                                        Three Months Ended
                                             March 31               Increase/(Decrease)
----------------------------------------------------------------------------------------

(IN THOUSANDS)                            1997          1996       Dollar        Percent
----------------------------------------------------------------------------------------
Service charges                         $ 3,603        3,025         578          19.11%
Insurance                                 1,664        1,452         212          14.60
Trust                                     1,495        1,311         184          14.04
Brokerage                                   643          513         130          25.34
Gain on sale of loans                       328          470        (142)        (30.21)
Gain on sale of other assets                 71           24          47         195.83
Other                                     1,025        1,040         (15)         (1.44)
----------------------------------------------------------------------------------------
   Operating noninterest income           8,829        7,835         994          12.69
Gain / (loss) on sale of securities        (265)         158        (423)       (267.72)
----------------------------------------------------------------------------------------
   Total                                $ 8,564        7,993         571           7.14%
========================================================================================



                                                                        TABLE IX

NONINTEREST EXPENSE

=============================================================================================
                                            Three Months Ended
                                                  March 31              Increase/(Decrease)
---------------------------------------------------------------------------------------------

(IN THOUSANDS)                               1997          1996         Dollar        Percent
---------------------------------------------------------------------------------------------
Salaries and wages                        $ 10,376         9,545          831           8.71%
Employee benefits                            2,927         2,762          165           5.97
Occupancy                                    1,482         1,521          (39)         (2.56)
Furniture and equipment                      1,554         1,462           92           6.29
Printing, postage and office supplies        1,311         1,159          152          13.11
Marketing                                      792           417          375          89.93
Data processing fees                         2,103         1,919          184           9.59
Professional fees                              139           140           (1)         (0.71)
Other real estate owned                         16            11            5          45.45
Minority interest in earnings                  340           346           (6)         (1.73)
FDIC premiums and examination fees             (84)          435         (519)       (119.31)
Other                                        2,076         1,974          102           5.17
---------------------------------------------------------------------------------------------
     Total                                $ 23,032        21,691        1,341           6.18%
=============================================================================================


                       CONSOLIDATED AVERAGE BALANCE SHEET
                          AND RELATED YIELDS AND RATES
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                       (Tax Equivalent Basis-In Thousands)


                                                   FIRST QUARTER 1997                    FIRST QUARTER 1996
                                       ---------------------------------------  ------------------------------------     % CHANGE
   ASSETS                                  AVG BAL      INTEREST    RATE/YIELD    AVG BAL     INTEREST    RATE/YIELD      AVG BAL
                                       ------------  ------------ ------------  ----------- -----------  -----------   -----------
LOANS (NET OF UNEARNED DISCOUNT)

   COMMERCIAL AND OTHER                 $   336,647   $     7,506        9.04%  $   329,040 $     7,668        9.37%          2.31
   COMMERCIAL REAL ESTATE                   371,378         8,301        9.06       346,256       7,930        9.21           7.26
   AGRICULTURAL                             358,111         8,080        9.15       333,363       7,739        9.34           7.42
   RESIDENTIAL REAL ESTATE                  358,998         7,791        8.80       333,475       7,187        8.67           7.65
   CONSUMER                                 243,095         5,433        9.06       220,529       5,050        9.21          10.23
   TAX-EXEMPT                                52,270         1,304       10.12        46,854       1,257       10.79          11.56
                                        -----------    ----------               -----------  ----------

     TOTAL LOANS                          1,720,499        38,415        9.06     1,609,517      36,831        9.20           6.90
   RESERVE FOR LOAN LOSSES                  (30,766)                                (28,596)                                  7.59
                                        -----------                             -----------

     NET LOANS                            1,689,733                               1,580,921                                   6.88

SECURITIES

   MORTGAGE BACKED                          579,567         9,234        6.46       574,433       9,061        6.34           0.89
   OTHER TAXABLE                            145,511         2,294        6.39       191,140       2,941        6.19         (23.87)
   TAX EXEMPT                               206,932         4,183        8.20       205,724       4,182        8.18           0.59
                                        -----------    ----------               -----------  ----------
     TOTAL SECURITIES                       932,010        15,711        6.84       971,297      16,184        6.70          (4.04)

FEDERAL FUNDS SOLD                                0             0        --               0           0        --             --
OTHER EARNING ASSETS                          2,071            31        6.07         3,009          46        6.15         (31.17)
                                        -----------    ----------               -----------  ----------

     TOTAL EARNING ASSETS                 2,654,580        54,157        8.27     2,583,823      53,061        8.26           2.74

CASH & DUE FROM BANKS                        94,844                                  91,673                                   3.46
NONEARNING ASSETS                           102,920                                 101,998                                   0.90
                                        -----------                             -----------

                                        $ 2,821,578                             $ 2,748,898                                   2.64
                                        ===========                             ===========


   LIABILITIES & SHAREHOLDER'S EQUITY

NONINTEREST BEARING DEPOSITS            $   259,608                             $   262,484                                  (1.10)

INTEREST BEARING DEPOSITS

   SAVINGS AND NOW ACCOUNTS                 297,128         1,227        1.67       256,953       1,118        1.75          15.64
   MONEY MARKET CHECKING                    151,487           584        1.56       180,393         787        1.75         (16.02)
   MONEY MARKET SAVINGS                     245,524         1,974        3.26       247,464       1,939        3.15          (0.78)
   SAVINGS CERTIFICATES                   1,116,978        15,623        5.67     1,093,077      15,655        5.76           2.19
   CERTIFICATES OVER $100,000               159,485         2,183        5.55       151,882       2,101        5.56           5.01
                                        -----------    ----------               -----------  ----------

     TOTAL TIME DEPOSITS                  1,970,602        21,591        4.44     1,929,769      21,600        4.50           2.12
                                        -----------                             -----------

     TOTAL DEPOSITS                       2,230,210                               2,192,253                                   1.73
     CORE DEPOSITS                        2,161,439                               2,108,003                                   2.53

SHORT-TERM BORROWINGS                       224,219         2,842        5.14       235,802       3,053        5.21          (4.91)
LONG-TERM DEBT                               62,360           889        5.78        26,165         431        6.63         138.33
                                        -----------    ----------               -----------  ----------

     TOTAL INTEREST BEARING LIABILITIES   2,257,181        25,322        4.55     2,191,736      25,084        4.60           2.99

OTHER LIABILITIES                            37,895                                  44,701                                 (15.23)
                                        -----------                             -----------

     TOTAL LIABILITIES                    2,554,684                               2,498,921                                   2.23

MINORITY INTEREST                             9,384                                   9,080                                   3.35
REDEEMABLE PREFERRED STOCK                    2,154                                   2,154                                   0.00
REDEEMABLE CLASS A COMMON STOCK              20,428                                  19,099                                   6.96
SHAREHOLDER'S EQUITY                        234,928                                 219,644                                   6.96
                                        -----------                             -----------

                                        $ 2,821,578                             $ 2,748,898                                  2.64
                                        ===========                             ===========

NET INTEREST INCOME                                    $   28,835                              $ 27,977
                                                       ==========                              ========



NET INTEREST MARGIN                                                      4.41%                                 4.35%
GROSS SPREAD                                                             3.72                                  3.66



                           PART II - OTHER INFORMATION

Item 5.  Other information

         On January 9, 1997, First American Bank, National Association of Detroit Lakes, Minnesota (formerly First American Bank of Detroit Lakes), completed the acquisition of approximately $12.4 million of deposits from the Perham Minnesota branch of Brainerd National Bank.

         On March 1, 1997, First American Insurance Agencies, Inc. of St. Paul, Minnesota, ( a wholly-owned subsidiary of the Company) acquired the Paul E. Hedlund Insurance Agency in Boyceville, Wisconsin. The Paul E. Hedlund Insurance Agency has annual premiums of $900,000.

         The above described acquisitions, were previously reported in the Company's 1996 Annual Report on Form 10-K.

         During April 1997, the Red River Valley of Minnesota and North Dakota experienced one of the worst floods in recorded history. These floods are expected to have an impact on the Company's results this year, as many of our customers, the communities at large, and many of the Company's banking facilities in the Red River Valley have experienced flood damage. Approximately 12% of the Company's deposit base and 13% of the loan base are located in the area directly impacted by this flooding. As the communities begin to recover from the devastation and determine the damage that disaster relief and insurance will cover, the Company has begun assessing the financial impact the floods will have on its customers' ability to repay loans and the damage to its banking facilities. The full extent of the flood damage is not known as yet, as the number of the Company's borrowers suffering losses and the amount of assistance those customers might receive are unknown. However, the Company's management currently believes that the combination of loan loss reserves and high levels of capitalization should be adequate to cover the losses ultimately realized by the Company from the flood.

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE CURRENT VIEWS OF THE COMPANY'S MANAGEMENT WITH RESPECT TO FUTURE EVENTS THAT WILL HAVE AN EFFECT ON ITS FUTURE FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE CURRENTLY ANTICIPATED. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

Item 6.  Exhibits and Reports on Form 8-K

(a)      No exhibits are being filed as part of this Quarterly Report on Form
         10-Q.

(b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997 or during the period from March 31, 1997 to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 1997                          BREMER FINANCIAL CORPORATION


                                             By:  /s/ Terry M. Cummings
                                                 -------------------------------
                                                 Terry M. Cummings
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                             By:  /s/ Stuart F. Bradt
                                                 -------------------------------
                                                 Stuart F. Bradt
                                                 Chief Accounting Officer