Form 10-Q
period 1997-06-30
BREMER FINANCIAL CORPORATION
filed 1997-08-13
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

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

         As of June 30, 1997, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1997


                                      INDEX

PART I --  FINANCIAL INFORMATION                                                 Page
                                                                                 ----
                  Item 1 --         Financial Statements                           2

                  Item 2 --         Management's Discussion and Analysis           8
                                    of Financial Condition and Results
                                    of Operations

PART II --  OTHER INFORMATION

                  Item 5--          Other information                             25

                  Item 6 --         Exhibits and Reports on Form 8-K              25

                  Signatures                                                      26


ITEM 1.  FINANCIAL STATEMENTS

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                             June 30      December 31       June 30
(IN THOUSANDS)                                                                 1997           1996           1996
                                                                            -----------    -----------    -----------
                                                                            (Unaudited)                   (Unaudited)
ASSETS
   Cash and due from banks                                                  $   114,908        159,832        123,145
   Interest bearing deposits                                                      1,733          1,778          1,805

   Investment securities held to maturity (market value of $186,289,
       $187,045 and $182,502, respectively)                                     182,229        183,095        181,595
   Mortgage-backed securities held to maturity (market value of $102,688,
       $108,111 and $114,298, respectively)                                     103,671        109,036        117,343
                                                                            -----------    -----------    -----------
       TOTAL SECURITIES HELD TO MATURITY                                        285,900        292,131        298,938
   Investment securities available for sale (book value of $178,653,
       $180,453 and $195,247, respectively)                                     178,926        180,679        195,389
   Mortgage-backed securities available for sale (book value of $549,361,
       $460,958 and $466,578, respectively)                                     553,128        462,964        463,506
                                                                            -----------    -----------    -----------
       TOTAL SECURITIES AVAILABLE FOR SALE                                      732,054        643,643        658,895
   Loans                                                                      1,865,368      1,759,711      1,726,321
       Reserve for loan losses                                                  (32,519)       (30,482)       (29,999)
       Unearned discount                                                         (4,234)        (3,954)        (3,817)
                                                                            -----------    -----------    -----------
       NET LOANS                                                              1,828,615      1,725,275      1,692,505
   Premises and equipment, net                                                   48,833         45,980         45,668
   Interest receivable and other assets                                          55,917         57,012         55,755
                                                                            -----------    -----------    -----------

              TOTAL ASSETS                                                  $ 3,067,960      2,925,651      2,876,711
                                                                            ===========    ===========    ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
   Noninterest bearing deposits                                             $   299,416        332,143        296,937
   Interest bearing deposits                                                  1,972,506      1,951,303      1,930,755
                                                                            -----------    -----------    -----------
       TOTAL DEPOSITS                                                         2,271,922      2,283,446      2,227,692
   Federal funds purchased and repurchase agreements                            196,957        188,129        206,125
   Other short-term borrowings                                                  210,603         86,892        136,082
   Long-term debt                                                                72,657         62,389         16,477
   Accrued expenses and other liabilities                                        40,056         39,125         37,759
                                                                            -----------    -----------    -----------
       TOTAL LIABILITIES                                                      2,792,195      2,659,981      2,624,135

   Minority interests                                                             9,658          9,319          9,014
   Redeemable preferred stock, $100 par, 80,000 shares authorized;
       71,594 shares issued and 21,437 shares outstanding                         2,185          2,144          2,185
   Redeemable class A common stock, 960,000 shares
       issued and outstanding                                                    21,114         20,337         19,310

   Shareholder's equity
       Common stock
          Class A, no par, 12,000,000 shares authorized;
              240,000 shares issued and outstanding                                  57             57             57
          Class B, no par, 10,800,000 shares authorized,
              issued and outstanding                                              2,562          2,562          2,562
       Retained earnings                                                        238,050        230,071        221,002
       Net unrealized (loss)gain on securities available for sale                 2,139          1,180         (1,554)
                                                                            -----------    -----------    -----------

       TOTAL SHAREHOLDER'S EQUITY                                               242,808        233,870        222,067
                                                                            -----------    -----------    -----------

              TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                    $ 3,067,960      2,925,651      2,876,711
                                                                            ===========    ===========    ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                    Six Months Ended June 30
                                                               ----------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                         1997         1996        1995
                                                               ---------    ---------   ---------
INTEREST INCOME
     Loans, including fees                                     $  78,171       73,704      66,756
     Securities
         Taxable                                                  24,039       23,899      23,320
         Tax-exempt                                                5,533        5,571       5,295
     Other                                                            72           84          86
                                                               ---------    ---------   ---------
         Total interest income                                   107,815      103,258      95,457
                                                               ---------    ---------   ---------
INTEREST EXPENSE
     Deposits                                                     43,543       42,739      40,246
     Federal funds purchased and repurchase agreements             3,732        4,207       4,432
     Other short term borrowings                                   3,051        2,497       1,948
     Long term debt                                                1,843          889         541
                                                               ---------    ---------   ---------
         Total interest expense                                   52,169       50,332      47,167
                                                               ---------    ---------   ---------

         Net interest income                                      55,646       52,926      48,290
     Provision for loan losses                                     2,598        1,304         520
                                                               ---------    ---------   ---------
         Net interest income after provision for loan losses      53,048       51,622      47,770
                                                               ---------    ---------   ---------
NONINTEREST INCOME
     Service charges                                               7,544        6,239       5,249
     Insurance                                                     3,121        2,848       2,242
     Trust                                                         3,011        2,608       2,306
     Gain on sale of loans                                           849        1,108         440
     Gain / (loss) on sale of securities                            (193)         189         106
     Other                                                         3,232        3,038       2,680
                                                               ---------    ---------   ---------
         Total noninterest income                                 17,564       16,030      13,023
                                                               ---------    ---------   ---------
NONINTEREST EXPENSE
     Salaries and wages                                           21,515       19,577      18,043
     Employee benefits                                             5,883        5,467       5,172
     Occupancy                                                     2,929        2,949       2,682
     Furniture and equipment                                       3,078        2,876       2,409
     Data processing fees                                          3,755        3,792       3,551
     FDIC premiums and examination fees                               50          891       2,474
     Other                                                         9,702        9,368       8,275
                                                               ---------    ---------   ---------
         Total noninterest expense                                46,912       44,920      42,606
                                                               ---------    ---------   ---------
INCOME BEFORE INCOME TAX EXPENSE                                  23,700       22,732      18,187
     Income tax expense                                            7,827        7,373       5,539
                                                               ---------    ---------   ---------
NET INCOME                                                     $  15,873       15,359      12,648
                                                               =========    =========   =========
Per common share amounts
     Net income                                                $    1.32         1.28        1.05
     Dividends paid                                                 0.60         0.50        0.40
                                                               =========    =========   =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                               Three Months Ended June 30
                                                               ---------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        1997      1996      1995
                                                               -------   -------   -------
INTEREST INCOME
     Loans, including fees                                     $40,216    37,303    34,837
     Securities
        Taxable                                                 12,496    11,897    11,719
        Tax-exempt                                               2,775     2,815     2,685
     Other                                                          42        39        53
                                                               -------   -------   -------
         Total interest income                                  55,529    52,054    49,294
                                                               -------   -------   -------
INTEREST EXPENSE
     Deposits                                                   21,953    21,139    21,014
     Federal funds purchased and repurchase agreements           2,077     2,255     2,256
     Other short term borrowings                                 1,863     1,396     1,152
     Long term debt                                                954       458       308
                                                               -------   -------   -------
         Total interest expense                                 26,847    25,248    24,730
                                                               -------   -------   -------

         Net interest income                                    28,682    26,806    24,564
     Provision for loan losses                                   1,740       693       520
                                                               -------   -------   -------
         Net interest income after provision for loan losses    26,942    26,113    24,044
                                                               -------   -------   -------
NONINTEREST INCOME
     Service charges                                             3,941     3,214     2,773
     Insurance                                                   1,457     1,396     1,258
     Trust                                                       1,516     1,297     1,184
     Gain on sale of loans                                         521       638       286
     Gain on sale of securities                                     72        31       140
     Other                                                       1,493     1,461     1,320
                                                               -------   -------   -------
         Total noninterest income                                9,000     8,037     6,961
                                                               -------   -------   -------
NONINTEREST EXPENSE
     Salaries and wages                                         11,139    10,032     9,320
     Employee benefits                                           2,956     2,705     2,681
     Occupancy                                                   1,447     1,428     1,372
     Furniture and equipment                                     1,524     1,414     1,265
     Data processing fees                                        1,652     1,873     1,784
     FDIC premiums and examination fees                            134       456     1,242
     Other                                                       5,028     5,321     4,614
                                                               -------   -------   -------
         Total noninterest expense                              23,880    23,229    22,278
                                                               -------   -------   -------

INCOME BEFORE INCOME TAX EXPENSE                                12,062    10,921     8,727
     Income tax expense                                          3,993     3,578     2,637
                                                               -------   -------   -------
NET INCOME                                                     $ 8,069     7,343     6,090
                                                               =======   =======   =======
Per common share amounts
     Net income                                                $  0.67      0.61      0.50
     Dividends paid                                               0.30      0.25      0.20
                                                               =======   =======   =======



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY



                                                                                            Net Unrealized
                                                                                            Gain (Loss) on
                                                                            Common Stock      Securities
                                                                        -------------------    Available    Retained
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                 Class A     Class B    for Sale    Earnings      Total
                                                                        --------    --------    --------    --------   --------
BALANCE, DECEMBER 31, 1994                                              $     57       2,562     (11,340)    196,259    187,538

Net income                                                                                                    27,136     27,136
Dividends, $.80 per share                                                                                     (9,600)    (9,600)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                                  (1,324)     (1,403)    (2,727)
Change in net unrealized gain (loss) on securities available for sale                             16,559                 16,559
                                                                        --------    --------    --------    --------   --------

BALANCE, DECEMBER 31, 1995                                                    57       2,562       3,895     212,392    218,906

Net income                                                                                                    31,817     31,817
Dividends, $1.05 per share                                                                                   (12,600)   (12,600)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                                     236      (1,538)    (1,302)
Change in net unrealized gain (loss) on securities available for sale                             (2,951)                (2,951)
                                                                        --------    --------    --------    --------   --------

BALANCE, DECEMBER 31, 1996                                                    57       2,562       1,180     230,071    233,870

Net income                                                                                                    15,873     15,873
Dividends, $.60 per share                                                                                     (7,200)    (7,200)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                                     (83)       (694)      (777)
Change in net unrealized gain (loss) on securities available for sale                              1,042                  1,042
                                                                        --------    --------    --------    --------   --------

BALANCE, JUNE 30, 1997                                                  $     57       2,562       2,139     238,050    242,808
                                                                        ========    ========    ========    ========   ========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INFORMATION SUBSEQUENT TO DECEMBER 31, 1996 IS UNAUDITED.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six Months Ended June 30
                                                                        -----------------------------------
(IN THOUSANDS)                                                               1997         1996         1995
                                                                        ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $  15,873       15,359       12,648
   Adjustments to reconcile net income to net cash
       provided by operating activities
          Provision for loan losses                                         2,598        1,304          520
          Depreciation and amortization                                     3,446        3,460        3,254
          Minority interests in earnings of subsidiaries                      709          683          609
          (Gain) / loss on sale of securities                                 193         (189)        (106)
          Valuation writedown on other real estate owned                     --           --             10
          (Gain) / loss on sale of other real estate owned, net               (24)          (7)         (94)
          Other assets and liabilities, net                                   501          639        2,908
   Proceeds from sales of other real estate owned                             135          273          993
   Cash receipts related to loans originated specifically for resale       44,767       59,059       16,075
   Cash payments related to loans originated specifically for resale      (44,907)     (58,722)     (15,635)
                                                                        ---------    ---------    ---------
          Net cash provided by operating activities                        23,291       21,859       21,182
                                                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Deposits in other banks, net                                                45        1,203       (1,336)
   Purchases of securities available for sale                            (241,905)    (116,494)    (110,054)
   Purchases of securities held to maturity                               (19,885)     (15,491)     (18,983)
   Proceeds from maturities of securities available for sale               70,017       64,712       40,963
   Proceeds from maturities of securities held to maturity                 18,655       34,777       35,524
   Proceeds from sales of securities avaialable for sale                   92,763       49,378       65,356
   Loans, net                                                            (105,799)     (95,783)    (115,620)
   Acquisitions, net of cash acquired                                        --           --         (1,469)
   Acquisition of premises and equipment                                   (5,817)      (4,263)      (6,518)
                                                                        ---------    ---------    ---------
          Net cash used by investing activities                          (191,926)     (81,961)    (112,137)
                                                                        ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Noninterest bearing deposits, net                                      (32,727)     (29,594)     (30,403)
   Interest bearing deposits (excluding certificates of deposit), net      (8,799)     (15,490)     (24,862)
   Certificates of deposits, net                                           30,002       30,469      105,046
   Federal funds purchased and repurchase agreements, net                   8,828       19,025      (10,284)
   Other short-term borrowings, net                                       123,711       66,655       39,699
   Long-term debt, net                                                     10,268       (9,091)       3,472
   Minority interests acquired and dividends paid                            (413)        (554)        (666)
   Redeemable preferred stock                                                  41           41       (5,067)
   Dividends paid                                                          (7,200)      (6,000)      (4,800)
                                                                        ---------    ---------    ---------
          Net cash provided by financing activities                       123,711       55,461       72,135
                                                                        ---------    ---------    ---------
          Net increase in cash and due from banks                         (44,924)      (4,641)     (18,820)
   Cash and due from banks
       Beginning of year                                                  159,832      127,786      116,041
                                                                        ---------    ---------    ---------
       End of year                                                      $ 114,908      123,145       97,221
                                                                        =========    =========    =========



SEE NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED).

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

F. REDEEMABLE CLASS A COMMON STOCK. At June 30, 1997, the 960,000 class A shares were generally redeemable at $21.99 per share. Since January 1, 1997 and through June 30, 1997, options to call 33,813.2512 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's Subsidiaries. During the same period, a total of 2,113 shares changed hands directly between individuals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Earnings Summary

Bremer Financial Corporation (the "Company") recorded net income of $8.1 million for the second quarter of 1997, a 9.9% increase from the $7.3 million earned in the second quarter of 1996. On a year-to-date basis, earnings were $15.9 million, up 3.3% or $514 thousand from the $15.4 million earned in the first six months of 1996. Contributing positively to earnings in the first six months of 1997 were a 5.1% or $2.7 million increase in net interest income coupled with an increase in noninterest income of 9.6% or $1.5 million. Partially offsetting these positive increases were a 4.4% or $2.0 million increase in noninterest expense and a $1.3 million increase in the provision for loan losses.

Return on average assets (ROA) was 1.16% for the second quarter of 1997, compared to 1.10% for the same period in 1996. For the first six months of 1997, ROA remained unchanged at 1.16%, as compared to the first six months of 1996. Return on average realized equity (RORE) was 12.48% for the second quarter of 1997, compared to 12.23% for the same quarter of 1996. On a year-to-date basis, RORE was 12.44%, compared to 12.96% recorded for the first six months of 1996. Table I presents a summary of the components affecting the change in year-to-date return on assets from June 30, 1996 to June 30, 1997.

Shareholder's Equity and Dividends

Shareholder's equity and redeemable class A common stock totaled $263.9 million at June 30, 1997, representing a book value per share of $21.99, a 9.3% increase from $20.11 at June 30, 1996. Dividends paid per share of $.30 in the second quarter of 1997, remained unchanged from the first quarter of 1997 and fourth quarter of 1996, and are up from the $.25 dividend paid in each of the first three quarters of 1996. The Company maintains a very strong capital position compared to industry standards. Table II presents various regulatory capital ratios.

Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS No. 115), requires the market value of securities available for sale to be recorded on the Company's balance sheet, with unrealized gains or losses, net of tax, included in equity. This accounting standard had the effect of increasing the book value per share by $.19 as of June 30, 1997 and decreasing the book value per share by $.15 as of June 30, 1996.

Net Interest Income

Tax-equivalent net interest income for the second quarter of 1997 was $30.6 million, an increase of $1.8 million or 6.4% from the second quarter of 1996. This increase in net interest income resulted from a 4.7% increase in average earning assets combined with an improvement in the net interest margin from 4.38% to 4.45% for the second quarter of 1997. On a year-to-date basis, tax-equivalent net interest income was $59.4 million, an increase of $2.7 million or 4.8% over the $56.7 million realized in the first six months of 1996. Table III presents the quarter-to-quarter comparison of tax-equivalent net interest income and net interest margins.

For both the second quarter and year-to-date 1997, the net interest margin improved, as presented in Table IV, resulting from both an increase in the spread between yields on earning assets and cost on interest bearing liabilities and a more favorable product mix. Adversely impacting the margin for both the quarter and year-to-date were less interest recoveries on problem loans, as compared with the same periods in 1996.

The Company uses gap reports to assess its current interest rate sensitivity position, but relies more heavily on simulation modeling to measure projected interest rate risk over time. While the Company's traditional gap report indicated a liability sensitive position at June 30, 1997, simulation modeling results indicated the amount of net interest income at risk as a result of any substantial change in market interest rates was within the Company's acceptable policy limits.

Nonperforming Assets

Table VI shows the details of nonperforming assets at June 30, 1997, December 31, 1996 and June 30, 1996. Nonperforming assets, which include nonperforming loans and other real estate owned (OREO), were $11.1 million at June 30, 1997. This total represents a decrease of $400 thousand from December 31, 1996 and an increase of $1.9 million from June 30, 1996. Nonperforming assets as a percentage of total loans and OREO declined slightly to .60% as of June 30, 1997 from .65% as of December 31, 1996, and have increased from .53% as of June 30, 1996.

Nonperforming loans, which include nonaccrual and restructured loans, were $10.2 million at June 30, 1997, a decrease of $1.1 million from December 31, 1996 and an increase of $1.2 million from June 30, 1996. The ratio of nonperforming loans to total loans improved to .55% at June 30, 1997 from .64% as of December 31, 1996, and increased slightly from .52% at June 30, 1996. The ratio of nonperforming assets and past due loans to total loans and OREO improved slightly from .78% at December 31, 1996 to .76% at June 30, 1997, and increased from .70% at June 30, 1996. The level of at-risk performing loans (with an internal loan review rating of either substandard, doubtful or loss) increased $1.7 million or 1.9% from $89.6 million at June 30, 1996 to $91.3 million at June 30, 1997. However, the ratio of classified loans to total loans has decreased from 5.2% at June 30, 1996 to 4.9% at June 30, 1997 as total loans grew 8.0% during the same period. Net charge-offs were $561 thousand for the first six months of 1997 as compared to net recoveries of $442 thousand in the same period in 1996.

Other real estate owned, which includes real estate acquired in loan settlements, increased $673 thousand from December 31, 1996 and $644 thousand from June 30, 1996 to $913 thousand at June 30, 1997.

Reserve for Loan Losses

The Company's reserve for loan losses was 319.7% of nonperforming loans at June 30, 1997 compared to 271.1% at December 31, 1996 and 335.5% at June 30, 1996.
The Company continues to assess the situation in the Red River Valley of North Dakota and Minnesota, and while a final determination of the damages caused by the April 1997 flooding is not possible as yet, management believes the current reserve is adequate to cover the risks inherent in the portfolio, including the risk of nonperforming loans and other loans that have been identified for careful monitoring. See also Item 5 of Part II of this Quarterly Report on Form 10-Q.

The reserve for loan losses increased from $30.0 million at June 30, 1996 to $32.5 million at June 30, 1997. Contributing to the increase in the reserve for loan losses was an addition of $600 thousand of provision during June 1997 in anticipation of potential losses relating to the April 1997 flooding in the Red River Valley. This additional provision was determined to be appropriate given the current assessment of the situation in the Red River Valley. As the Company continues to complete its assessment, further adjustments may be necessary. See also Item 5 of Part II of this Quarterly Report on Form 10-Q. The increase in the reserve for loan losses contributed to an overall increase in the reserve to outstanding loans ratio from 1.74% at June 30, 1996 and December 31, 1996 to 1.75% at June 30, 1997.
Table VII present the activity in the reserve for loan losses.

Noninterest Income

As presented in Table VIII, noninterest income was $9.0 million for the second quarter of 1997 compared to $8.0 million for the second quarter of 1996, representing a $1.0 million or 12.0% improvement. On a year-to-date basis, noninterest income was $17.6 million compared to $16.0 million in 1996, an increase of $1.6 million or 9.6%. On a year-to-date basis, operating noninterest income, which excludes investment securities gains and losses, increased 12.1% over 1996, with most categories posting increases. Service charge fees, trust fees, insurance commissions, and brokerage commissions were the major contributors to the increase in operating noninterest income. Offsetting some of these gains was a decline in gain on sale of loans of $259 thousand as residential real estate activity continued to be slower than during the same time in 1996, as a result of a less favorable interest rate environment and unfavorable weather conditions in many of the Company's markets.

Noninterest Expense

As presented in Table IX, noninterest expense increased $651 thousand or 2.8% compared to the second quarter of 1996. On a year-to-date basis, noninterest expense increased $2.0 million or 4.4% compared to the first six months of 1996. While operating expenses of acquired entities unfavorably impacted the comparison of noninterest expense between the first six months of 1997 and 1996, the Company experienced a significant decline in the FDIC insurance premiums, as the assessment rate on savings and loan acquired deposits fell. Additionally, as mentioned in last quarter's Form 10-Q, the Company's conversion of its banks' charters to national charters regulated by the Office of Comptroller of Currency (the "OCC"), during the first quarter of 1997, resulted in the reversal of approximately $260 thousand in accruals set aside for state and other examinations for 1997. Upon conversion to national charters, examinations by state and other regulators were canceled, as the OCC became the examining authority.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio was 58.81% for the six months ending June 30, 1997 compared to 60.02% for the same period in 1996. Contributing to this improvement were increases in the tax-equivalent net interest income of 4.8% coupled with strong growth in recurring noninterest income of 12.2% and modest growth in recurring noninterest expense of 4.4%.

Taxes

Comparing the first six months of 1997 to the first six months of 1996, the Company's effective tax rate increased from 32.4% to 33.0%. This results from proportionately more taxable than tax-exempt income during the first six months of 1997 compared to the same period in 1996.

Balance Sheet Growth

Assets

Average total assets increased $104.6 million or 3.8% from the first six months of 1996 to the first six months of 1997, while average earning assets increased $97.7 million or 3.8% when comparing the same two periods.

Loans

From the first six months of 1996 to the first six months of 1997, average loans increased $112.8 million or 6.9%, driven by increases in all loan categories. Average loans in the second quarter of 1997 increased $62.6 million from the first quarter of 1997, resulting from seasonal activity.

On a year-to-date basis, the increase in average loan volume in 1997 over 1996 was driven by commercial real estate, residential real estate, agricultural, consumer, commercial, and tax-exempt loans which increased $27.8 million, $27.3 million, $25.1 million, $21.1 million, $8.2 million, and $3.3 million, respectively. The Company is not involved in highly leveraged transaction lending or lending to foreign countries.

Securities

Average securities decreased $14.6 million or 1.5% from the first six months of 1996 to the first six months of 1997, as proceeds from maturities were utilized to fund the continued strong loan growth. Taxable securities decreased $15.6 million or 2.0%, while tax-exempt securities increased a modest $975 thousand or
 .5%. The average maturity of the portfolio was 53.7 months at June 30, 1997, with an average yield to maturity on the $1.0 billion portfolio of 6.96%, unrealized gains of $4.2 million and unrealized losses of $1.1 million for held to maturity securities. In accordance with FAS No. 115, the available for sale investments are recorded inclusive of any unrealized gain or loss.

Liabilities

Comparing the first six months of 1997 to the first six months of 1996, average interest bearing liabilities increased $87.3 million or 4.0%, while average deposits increased $47.7 million or 2.2%. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, and Federal Home Loan Bank (FHLB) advances, increased $3.5 million or 1.4%. Average long-term debt, which includes long-term FHLB advances and installment promissory notes issued in connection with acquisitions, increased $35.2 million. Most of the increase in short-term and long-term borrowings can be attributed to an increase in the Company's FHLB advances over the first six months of 1996. Continued strong asset growth, coupled with slower growth in deposits, has created the need for this funding source. The associated interest rate risk was monitored closely and steps were taken to match repricability of assets and liabilities prior to any funding decisions.

Core deposits, which generally include all deposits and repurchase agreements except for those greater than $100 thousand of nonpersonal and public entities, and certain other public funds, historically have provided a stable source of funding. Between the first six months of 1996 and the first six months of 1997, average core deposits increased $61.9 million or 2.9%. The growth in core deposits can be attributed to the Company's expanded presence in its markets.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS


                                                       Six Months Ended June 30                    Three Months Ended June 30
                                               -------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          1997            1996          CHANGE          1997            1996         CHANGE
------------------------------------------------------------------------------------------------------------------------------------

OPERATING RESULTS
          Total interest income                $107,815         103,258            4.4%       $55,529          52,054           6.7%
          Net interest income                    55,646          52,926            5.1         28,682          26,806           7.0
          Net interest income (1)                59,405          56,711            4.8         30,570          28,734           6.4
          Provision for loan losses               2,598           1,304           99.2          1,740             693         151.1
          Noninterest income                     17,564          16,030            9.6          9,000           8,037          12.0
          Noninterest expense                    46,912          44,920            4.4         23,880          23,229           2.8
          Net income                             15,873          15,359            3.3          8,069           7,343           9.9
          Dividends                               7,200           6,000           20.0          3,600           3,000          20.0

AVERAGE BALANCES
          Assets                              2,879,147       2,774,540            3.8      2,925,343       2,796,451           4.6
          Loans                               1,750,900       1,638,130            6.9      1,781,801       1,666,677           6.9
          Securities                            951,956         966,558           (1.5)       972,628         964,174           0.9
          Deposits                            2,241,335       2,193,666            2.2      2,251,462       2,194,732           2.6
          Redeemable class A common stock        20,725          19,173            8.1         20,817          19,237           8.2
          Shareholder's equity                  238,339         220,486            8.1        239,396         221,224           8.2

PERIOD-END BALANCES
          Assets                              3,067,960       2,876,711            6.6
          Loans                               1,861,134       1,722,504            8.0
          Securities                          1,017,954         957,834            6.3
          Deposits                            2,271,922       2,227,692            2.0
          Redeemable class A common stock        21,114          19,310            9.3
          Shareholder's equity                  242,808         222,067            9.3

FINANCIAL RATIOS
          Return on assets (2)                        1.16%           1.16         0.0              1.16%           1.10        5.5
          Return on realized equity (3)(4)           12.44           12.96        (4.0)            12.48           12.23        2.0
          Average equity/assets (3)                   9.00            8.64         4.2              8.90            8.60        3.5
          Dividend payout                            45.36           39.07        16.1             44.62           40.86        9.2
          Net interest margin (1)                     4.43            4.37         1.4              4.45            4.38        1.6
          Net charge-offs/average loans               0.06           (0.05)     (220.0)             0.08           (0.12)    (166.7)
          Reserve/period-end loans                    1.75            1.74         0.6              1.75            1.74        0.6

PER SHARE OF COMMON STOCK (3)
          Net income                                  1.32            1.28         3.3             $0.67            0.61        9.9
          Dividends paid                              0.60            0.50        20.0              0.30            0.25       20.0
          Period-end book value                      21.99           20.11         9.3             21.99           20.11        9.3
          Period-end realized book value (4)         21.80           20.26         7.6             21.80           20.26        7.6



(1) Tax-equivalent basis (TEB).
(2) Calculation is based on income before minority interests.
(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4) Excluding net unrealized gain (loss) on securities available for sale.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                                                                     TABLE I

CHANGES IN RETURN ON ASSETS

                                                                    Year-To-Date
                                                                    June 30
                                                                    1997 vs 1996
-------------------------------------------------------------------------------

Return on assets, prior period                                           1.16%
-------------------------------------------------------------------------------

Increases

         Net interest income (TEB)                                       0.05
         Service charges                                                 0.08
         Insurance                                                       0.01
         Trust fees                                                      0.02
         Brokerage                                                       0.01
         Data processing fees                                            0.01
         FDIC premiums and examination fees                              0.06
         Other noninterest income, net                                   0.03

-------------------------------------------------------------------------------
            Total increases                                              0.27
-------------------------------------------------------------------------------

Decreases

         Provision for loan loss                                         0.09
         Gain on sale of loans                                           0.02
         Gain on sale of securities                                      0.03
         Salaries and wages                                              0.09
         Employee benefits                                               0.02
         Furniture and equipment                                         0.01
         Marketing                                                       0.01




-------------------------------------------------------------------------------
            Total decreases                                              0.27
-------------------------------------------------------------------------------

Return on assets, current period                                         1.16%
===============================================================================

                                                                        TABLE II


CAPITAL RATIOS (1)


                                    June 30         December 31        June 30         Regulatory
                                     1997              1996             1996            Minimums
                                 --------------    --------------   --------------    --------------
Equity to assets (2)                  8.60%             8.69             8.39                --
Equity to tangible assets (2)         8.55              8.62             8.30                --
Tier I capital (3)                   13.04             12.89            12.68              4.00
Tier I and tier II capital (3)       14.29             14.15            13.94              8.00
Leverage ratio (3)                    8.89              8.79             8.60              3.00


(1)  Calculations include redeemable class A common stock.
(2) Computed in accordance with generally accepted accounting principles, including the unrealized market value adjustment of securities available for sale.
(3) Computed exclusive of the unrealized market value adjustment of securities available for sale.

                                                                       TABLE III


NET INTEREST INCOME / MARGINS (TEB)



                                       Net                      Net
                                    Interest                  Interest
(DOLLARS IN THOUSANDS)               Income                    Margin
----------------------------------------------------------------------------

Quarter
----------


1997
         Second                       $30,570                    4.45%
         First                         28,835                    4.41

1996
         Fourth                        29,732                    4.40
         Third                         29,419                    4.33
         Second                        28,734                    4.38
         First                         27,977                    4.35


1995
         Fourth                        28,405                    4.37
         Third                         27,637                    4.31
         Second                        26,369                    4.31
         First                         25,487                    4.36


1994
         Fourth                        26,532                    4.51
         Third                         25,911                    4.53
         Second                        24,820                    4.56
         First                         23,435                    4.48

                                                                        TABLE IV

CHANGES IN NET INTEREST INCOME (TEB)



                                        Six Months Ended June 30         Three Months Ended June 30
(IN THOUSANDS)                                1997 vs 1996                      1997 vs 1996
---------------------------------------------------------------------------------------------------
                                              Net         Net           Net        Net
                                           Interest    Interest      Interest    Interest
                                            Income      Margin        Income      Margin
                                           --------    ---------     --------    ---------
CHANGE IN VOLUME
     Earning assets                        $  4,009                 $   2,530
     Interest  bearing liabilities           (1,988)                   (1,217)
                                           --------                  ---------
                                              2,021                     1,313

CHANGE IN INTEREST RATE SPREAD
     Earning assets                             442         0.03%         754         0.11%
     Interest  bearing liabilities               13         0.00         (362)       (0.05)
                                           --------    ---------     --------    ---------
                                                455         0.03          392         0.06

CHANGE IN PRODUCT MIX
     Earning assets                             719         0.06          230         0.03
     Interest  bearing liabilities             (138)       (0.01)         (20)        0.00
                                           --------    ---------     --------    ---------
                                                581         0.05          210         0.03

CHANGE DUE TO NUMBER OF DAYS
     Earning assets                            (588)        --           --           --
     Interest  bearing liabilities              276         --           --           --
                                           --------    ---------     --------    ---------
                                               (312)        --           --           --
OTHER CHANGES
     Nonaccruing loans                          (88)       (0.01)        (107)       (0.02)
     Yield-related loan fees                    (78)        0.00           28         0.00
     30/360 investment adjustment               115         0.01         --           --
     Free funds                                --          (0.02)        --           0.00
                                           --------    ---------     --------    ---------
                                                (51)       (0.02)         (79)       (0.02)

CHANGE IN NET INTEREST INCOME                 2,694         0.06        1,836         0.07

     Net interest income, prior period       56,711         4.37       28,734         4.38
                                           --------    ---------     --------    ---------

     Net interest income, current period   $ 59,405         4.43%    $ 30,570         4.45%
                                           ========    =========     ========    =========


                                                                         TABLE V


CHANGES IN NET INTEREST INCOME (TEB)



                                                          Six Months Ended June 30
                                            ------------------------------------------------------
(IN THOUSANDS)                                                  1997 vs 1996
--------------------------------------------------------------------------------------------------

                                                Volume         Yield/Rate (1)          Total

                                            ---------------    ----------------   ----------------

INCREASE (DECREASE) IN:


     INTEREST INCOME
         Loans                                      $2,794               1,671              4,465
         Taxable securities                            896                (756)               140
         Tax-exempt securities                         316                (376)               (60)
         Interest bearing deposits                      --                  --                 --
         Federal funds sold                             --                  --                 --
         Other earning assets                            3                 (17)               (14)
                                            ---------------    ----------------   ----------------
            Total                                    4,009                 522              4,531


     INTEREST EXPENSE
         Savings deposits                              298                (150)               148
         Other time deposits                         1,390                (734)               656
         Short-term borrowings                         265                (187)                78
         Long-term debt                                 35                 920                955
                                            ---------------    ----------------   ----------------
            Total                                    1,988                (151)             1,837
                                            ---------------    ----------------   ----------------

NET INTEREST INCOME                                 $2,021                 673              2,694
==================================================================================================




(1) ALL CHANGES IN NET INTEREST INCOME, OTHER THAN THOSE DUE TO VOLUME, HAVE BEEN ALLOCATED TO YIELD/RATE.

                                                                        TABLE VI


NONPERFORMING ASSETS

==================================================================================================
                                                       June 30         December 31        June 30
(DOLLARS IN THOUSANDS)                                   1997             1996              1996
--------------------------------------------------------------------------------------------------
Nonaccrual loans                                        $9,713            10,830            8,388
Restructured loans                                         459               414              555
--------------------------------------------------------------------------------------------------
          Total nonperforming loans                     10,172            11,244            8,943
Other real estate owned (OREO)                             913               240              269
--------------------------------------------------------------------------------------------------
          Total nonperforming assets                   $11,085            11,484            9,212
==================================================================================================

Past due loans *                                        $3,101             2,205            2,928
==================================================================================================

Nonperforming loans to total loans                        0.55%             0.64             0.52
Nonperforming assets to total loans and OREO              0.60              0.65             0.53
Nonperforming assets and past due loans* to
          total loans and OREO                            0.76              0.78             0.70
Reserve to nonperforming loans                          319.69            271.10           335.45
Reserve to total loans                                    1.75              1.74             1.74
==================================================================================================


* PAST DUE LOANS INCLUDE ACCRUING LOANS 90 DAYS OR MORE PAST DUE.

                                                   TABLE VII


RESERVE FOR LOAN LOSSES

==================================================================
                                            Six Months Ended
                                                 June 30
                                        --------------------------

(IN THOUSANDS)                             1997           1996
------------------------------------------------------------------
Beginning of period                        $30,482         28,253
     Charge-offs                            (1,019)          (738)
     Recoveries                                458          1,180
------------------------------------------------------------------
            Net charge-offs                   (561)           442
     Provision for loan losses               2,598          1,304
------------------------------------------------------------------

End of period                              $32,519         29,999
==================================================================

                                                                      TABLE VIII


NONINTEREST INCOME


=============================================================================================
                                        Six Months Ended
                                             June 30                  Increase/(Decrease)
---------------------------------------------------------------------------------------------

(IN THOUSANDS)                       1997              1996          DOLLAR         Percent
---------------------------------------------------------------------------------------------
Service charges                       $7,544             6,239         1,305          20.92%
Insurance                              3,121             2,848           273           9.59
Trust                                  3,011             2,608           403          15.45
Brokerage                              1,343             1,171           172          14.69
Gain on sale of loans                    849             1,108          (259)        (23.38)
Gain on sale of other assets              91                38            53         139.47
Other                                  1,798             1,829           (31)         (1.69)
---------------------------------------------------------------------------------------------
   Operating noninterest income       17,757            15,841         1,916          12.10
Gain / (loss) on sale of securities     (193)              189          (382)       (202.12)
---------------------------------------------------------------------------------------------
   Total                             $17,564            16,030         1,534           9.57%
=============================================================================================



=============================================================================================
                                       Three Months Ended
                                            June 30                    Increase/(Decrease)
---------------------------------------------------------------------------------------------

(IN THOUSANDS)                       1997              1996          Dollar         Percent
---------------------------------------------------------------------------------------------

Service charges                       $3,941             3,214           727          22.62%
Insurance                              1,457             1,396            61           4.37
Trust                                  1,516             1,297           219          16.89
Brokerage                                700               658            42           6.38
Gain on sale of loans                    521               638          (117)        (18.34)
Gain  on sale of other assets             20                14             6          42.86
Other                                    773               789           (16)         (2.03)
---------------------------------------------------------------------------------------------
   Operating noninterest income        8,928             8,006           922          11.52
Gain on sale of securities                72                31            41         132.26
---------------------------------------------------------------------------------------------
   Total                              $9,000             8,037           963          11.99%
=============================================================================================


                                                                        TABLE IX


NONINTEREST EXPENSE


=============================================================================================
                                        Six Months Ended
                                             June 30                  Increase/(Decrease)
---------------------------------------------------------------------------------------------

(IN THOUSANDS)                       1997              1996          Dollar         Percent
---------------------------------------------------------------------------------------------
Salaries and wages                   $21,515            19,577         1,938          9.90%
Employee benefits                      5,883             5,467           416          7.61
Occupancy                              2,929             2,949           (20)        (0.68)
Furniture and equipment                3,078             2,876           202          7.02
Printing, postage and office supplies  2,544             2,398           146          6.09
Marketing                              1,718             1,579           139          8.80
Data processing fees                   3,755             3,792           (37)        (0.98)
Professional fees                        261               339           (78)       (23.01)
Other real estate owned                   61                19            42        221.05
Minority interest in earnings            709               683            26          3.81
FDIC premiums and examination fees        50               891          (841)       (94.39)
Other                                  4,409             4,350            59          1.36
---------------------------------------------------------------------------------------------
     Total                           $46,912            44,920         1,992          4.43%
=============================================================================================



=============================================================================================
                                       Three Months Ended
                                             June 30                  Increase/(Decrease)
---------------------------------------------------------------------------------------------

(IN THOUSANDS)                       1997              1996          Dollar         Percent
---------------------------------------------------------------------------------------------

Salaries and wages                   $11,139            10,032         1,107         11.03%
Employee benefits                      2,956             2,705           251          9.28
Occupancy                              1,447             1,428            19          1.33
Furniture and equipment                1,524             1,414           110          7.78
Printing, postage and office supplies  1,233             1,239            (6)        (0.48)
Marketing                                926             1,162          (236)       (20.31)
Data processing fees                   1,652             1,873          (221)       (11.80)
Professional fees                        122               199           (77)       (38.69)
Other real estate owned                   45                 8            37        462.50
Minority interest in earnings            369               337            32          9.50
FDIC premiums and examination fees       134               456          (322)       (70.61)
Other                                  2,333             2,376           (43)        (1.81)
---------------------------------------------------------------------------------------------
     Total                           $23,880            23,229           651          2.80%
=============================================================================================


                       CONSOLIDATED AVERAGE BALANCE SHEET
                          AND RELATED YIELDS AND RATES
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                       (Tax Equivalent Basis-In Thousands)



                                                    JUNE YTD 1997                           JUNE YTD 1996                 % CHANGE
                                        ---------------------------------------  -------------------------------------
   ASSETS                                 AVG BAL      INTEREST     RATE/YIELD    AVG BAL     INTEREST    RATE/YIELD       AVG BAL
                                        ------------- -----------  ------------  -----------  ----------  ------------    ----------
LOANS (NET OF UNEARNED DISCOUNT)

   COMMERCIAL AND OTHER                     $348,974     $15,853        9.16%    $340,791     $15,648           9.23%         2.40%
   COMMERCIAL REAL ESTATE                    375,629      16,937        9.09      347,825      15,805           9.14          7.99
   AGRICULTURAL                              365,028      16,718        9.24      339,907      15,747           9.32          7.39
   RESIDENTIAL REAL ESTATE                   363,775      15,890        8.81      336,449      14,555           8.70          8.12
   CONSUMER                                  245,528      11,037        9.06      224,467      10,208           9.15          9.38
   TAX-EXEMPT                                 51,966       2,638       10.24       48,691       2,645          10.92          6.73
                                        ------------- -----------             ------------  ----------

     TOTAL LOANS                           1,750,900      79,073        9.11    1,638,130      74,608           9.16          6.88
   RESERVE FOR LOAN LOSSES                   (31,128)                             (28,968)                                    7.46
                                        -------------                         ------------

     NET LOANS                             1,719,772                            1,609,162                                     6.87

SECURITIES

   MORTGAGE BACKED                           599,928      19,414        6.53      579,056      18,324           6.36          3.60
   OTHER TAXABLE                             144,871       4,625        6.44      181,320       5,575           6.18        (20.10)
   TAX EXEMPT                                207,157       8,389        8.17      206,182       8,449           8.24          0.47
                                        ------------- -----------             ------------  ----------
     TOTAL SECURITIES                        951,956      32,428        6.87      966,558      32,348           6.73         (1.51)

FEDERAL FUNDS SOLD                                 0           0         --             0           0            --            --
OTHER EARNING ASSETS                           2,411          73        6.11        2,905          87           6.02        (17.01)
                                        ------------- -----------             ------------  ----------

     TOTAL EARNING ASSETS                  2,705,267     111,574        8.32    2,607,593     107,043           8.26          3.75

CASH & DUE FROM BANKS                         97,267                               94,709                                     2.70
NONEARNING ASSETS                            107,741                              101,206                                     6.46
                                        -------------                         ------------

                                          $2,879,147                           $2,774,540                                     3.77
                                        =============                         ============



   LIABILITIES & SHAREHOLDER'S EQUITY

NONINTEREST BEARING DEPOSITS                $265,833                             $266,771                                    (0.35)

INTEREST BEARING DEPOSITS

   SAVINGS AND NOW ACCOUNTS                  297,446       2,457        1.67      254,475       2,167           1.71         16.89
   MONEY MARKET CHECKING                     152,266       1,165        1.54      180,551       1,539           1.71        (15.67)
   MONEY MARKET SAVINGS                      247,840       4,056        3.30      245,216       3,824           3.14          1.07
   SAVINGS CERTIFICATES                    1,115,595      31,388        5.67    1,093,358      31,012           5.70          2.03
   CERTIFICATES OVER $100,000                162,355       4,477        5.56      153,295       4,197           5.51          5.91
                                        ------------- -----------             ------------  ----------

     TOTAL TIME DEPOSITS                   1,975,502      43,543        4.44    1,926,895      42,739           4.46          2.52
                                        -------------                         ------------

     TOTAL DEPOSITS                        2,241,335                            2,193,666                                     2.17
     CORE DEPOSITS                         2,172,318                            2,110,412                                     2.93

SHORT-TERM BORROWINGS                        259,887       6,783        5.26      256,419       6,705           5.26          1.35
LONG-TERM DEBT                                63,302       1,843        5.87       28,098         888           6.36        125.29
                                        ------------- -----------             ------------  ----------

     TOTAL INTEREST BEARING LIABILITIES    2,298,691      52,169        4.58    2,211,412      50,332           4.58          3.95

OTHER LIABILITIES                             43,905                               45,470                                    (3.44)
                                        -------------                         ------------

     TOTAL LIABILITIES                     2,608,429                            2,523,653                                     3.36

MINORITY INTEREST                              9,489                                9,063                                     4.70
REDEEMABLE PREFERRED STOCK                     2,165                                2,165                                     0.00
REDEEMABLE CLASS A COMMON STOCK               20,725                               19,173                                     8.09
SHAREHOLDER'S EQUITY                         238,339                              220,486                                     8.10
                                        -------------                         ------------

                                          $2,879,147                           $2,774,540                                     3.77
                                        =============                         ============

NET INTEREST INCOME                                      $59,405                              $56,711
                                                      ===========                           ==========



NET INTEREST MARGIN                                                     4.43%                                   4.37%
GROSS SPREAD                                                            3.74                                    3.68


                       CONSOLIDATED AVERAGE BALANCE SHEET
                          AND RELATED YIELDS AND RATES
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                       (Tax Equivalent Basis-In Thousands)



                                                 SECOND QUARTER 1997                     SECOND QUARTER 1996              % CHANGE
                                        ---------------------------------------  -------------------------------------
   ASSETS                                 AVG BAL      INTEREST     RATE/YIELD    AVG BAL     INTEREST    RATE/YIELD       AVG BAL
                                        ------------- -----------  ------------  -----------  ----------  ------------    ----------
LOANS (NET OF UNEARNED DISCOUNT)

   COMMERCIAL AND OTHER                     $362,000      $8,362        9.27%    $352,475      $7,980             9.08%       2.70%
   COMMERCIAL REAL ESTATE                    379,833       8,636        9.12      349,394       7,875             9.04        8.71
   AGRICULTURAL                              371,869       8,638        9.32      346,452       8,008             9.27        7.34
   RESIDENTIAL REAL ESTATE                   368,499       8,099        8.82      339,424       7,368             8.71        8.57
   CONSUMER                                  247,935       5,604        9.07      228,404       5,158             9.06        8.55
   TAX-EXEMPT                                 51,665       1,334       10.36       50,528       1,388            11.02        2.25
                                        ------------- -----------             ------------  ----------

     TOTAL LOANS                           1,781,801      40,673        9.16    1,666,677      37,777             9.09        6.91
   RESERVE FOR LOAN LOSSES                   (31,480)                             (29,340)                                    7.29
                                        -------------                         ------------

     NET LOANS                             1,750,321                            1,637,337                                     6.90

SECURITIES

   MORTGAGE BACKED                           622,237      10,180        6.56      585,729       9,263             6.34        6.23
   OTHER TAXABLE                             143,009       2,316        6.50      171,556       2,634             6.16      (16.64)
   TAX EXEMPT                                207,382       4,206        8.13      206,889       4,267             8.27        0.24
                                        ------------- -----------             ------------  ----------
     TOTAL SECURITIES                        972,628      16,702        6.89      964,174      16,164             6.72        0.88

FEDERAL FUNDS SOLD                                 0           0         --             0           0              --           --
OTHER EARNING ASSETS                           2,597          42        6.49        2,770          41             5.94       (6.25)
                                        ------------- -----------             ------------  ----------

     TOTAL EARNING ASSETS                  2,757,026      57,417        8.35    2,633,621      53,982             8.22        4.69

CASH & DUE FROM BANKS                         95,395                               94,851                                     0.57
NONEARNING ASSETS                            104,402                               97,319                                     7.28
                                        -------------                         ------------

                                          $2,925,343                           $2,796,451                                     4.61
                                        =============                         ============


   LIABILITIES & SHAREHOLDER'S EQUITY

NONINTEREST BEARING DEPOSITS                $272,021                             $270,712                                     0.48

INTEREST BEARING DEPOSITS

   SAVINGS AND NOW ACCOUNTS                  297,762       1,230        1.66      251,997       1,049             1.67       18.16
   MONEY MARKET CHECKING                     153,039         581        1.52      180,707         752             1.67      (15.31)
   MONEY MARKET SAVINGS                      250,216       2,082        3.34      242,966       1,885             3.11        2.98
   SAVINGS CERTIFICATES                    1,114,225      15,765        5.68    1,093,640      15,357             5.63        1.88
   CERTIFICATES OVER $100,000                164,199       2,294        5.60      154,710       2,096             5.43        6.13
                                        ------------- -----------             ------------  ----------

     TOTAL TIME DEPOSITS                   1,979,441      21,952        4.45    1,924,020      21,139             4.41        2.88
                                        -------------                         ------------

     TOTAL DEPOSITS                        2,251,462                            2,194,732                                     2.58
     CORE DEPOSITS                         2,183,196                            2,112,471                                     3.35

SHORT-TERM BORROWINGS                        295,163       3,941        5.36      277,038       3,652             5.29        6.54
LONG-TERM DEBT                                64,149         954        5.96       30,130         457             6.08      112.91
                                        ------------- -----------             ------------  ----------

   TOTAL INTEREST BEARING LIABILITIES      2,338,753      26,847        4.60    2,231,188      25,248             4.54        4.82

OTHER LIABILITIES                             42,627                               42,884                                    (0.60)
                                        -------------                         ------------

     TOTAL LIABILITIES                     2,653,401                            2,544,784                                     4.27

MINORITY INTEREST                              9,554                                9,031                                     5.79
REDEEMABLE PREFERRED STOCK                     2,175                                2,175                                     0.00
REDEEMABLE CLASS A COMMON STOCK               20,817                               19,237                                     8.21
SHAREHOLDER'S EQUITY                         239,396                              221,224                                     8.21
                                        -------------                         ------------

                                          $2,925,343                           $2,796,451                                     4.61
                                        =============                         ============

NET INTEREST INCOME                                      $30,570                              $28,734
                                                      ===========                           ==========



NET INTEREST MARGIN                                                     4.45%                                     4.38%
GROSS SPREAD                                                            3.75                                      3.68


                           PART II - OTHER INFORMATION

Item 5.  Other information

         On July 22, 1997 the Company signed an agreement with the Halo Bancorporation, Inc. ("HBI") of Devils Lake, North Dakota, for the purchase of First National Bank of Devils Lake ("FNB-DL") and its parent, HBI. The agreement is subject to the necessary regulatory approvals. Subsequent to this acquisition, the Company intends to merge FNB-DL into First American Bank, National Association, of Minot, North Dakota ("FAB-Minot"), subject to regulatory approval and approval by the shareholders of FAB-Minot. The FNB-DL bank has assets of over $60 million.

         As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, the Company's 1997 results will be impacted by the April 1997 floods in the Red River Valley of Minnesota and North Dakota, as many of our customers, the communities at large, and many of the Company's banking facilities in the Red River Valley have experienced flood damage. Approximately 12% of the Company's deposit base and 13% of the loan base are located in the area directly impacted by the flooding. The full extent of the flood damage is not yet known, as the number of the Company's borrowers suffering losses and the amount of assistance those customers might receive are still being determined. In June 1997, the Company added $600 thousand to its loan loss reserves, based upon initial assessments, and may add additional amounts, as needed, after a full assessment of the loan portfolio. Damage and losses associated with the Company's facilities should not have a material impact on the Company's earnings. The Company's management continues to believe that the combination of loan loss reserves and high levels of capitalization should be adequate to cover any losses ultimately realized by the Company from this flood.

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

(b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 1997 or during the period from June 30, 1997 to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1997              BREMER FINANCIAL CORPORATION


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