Form 10-K405/A
period 1996-12-31
BREMER FINANCIAL CORPORATION
filed 1997-09-15
CIK 846616

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1


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


/s/ Deloitte & Touche LLP


January 24, 1997
Saint Paul, Minnesota



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 15, 1997                BREMER FINANCIAL CORPORATION


                                         By: /s/ Terry M. Cummings
                                             ----------------------------------
                                             Terry M. Cummings
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



                                         By: /s/ Stuart F. Bradt
                                             ----------------------------------
                                             Stuart F. Bradt
                                             Chief Accounting Officer