Form 10-Q
period 1997-09-30
BREMER FINANCIAL CORPORATION
filed 1997-11-12
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number       0-18342

                          Bremer Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                     41-0715583
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             445 Minnesota St., Suite 2000, St. Paul, MN 55101-2107
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (612) 227-7621
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable.
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

         As of September 30, 1997, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1997


                                      INDEX


PART I -- FINANCIAL INFORMATION                                          Page

            Item 1 --     Financial Statements                            2

            Item 2 --     Management's Discussion and Analysis            8
                          of Financial Condition and Results
                          of Operations

PART II -- OTHER INFORMATION

            Item 5 --     Other information                               25

            Item 6 --     Exhibits and Reports on Form 8-K                25

            Signatures                                                    26

ITEM 1. FINANCIAL STATEMENTS.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


==========================================================================================================================
                                                                                 September 30   December 31   September 30
                                                                                 -----------------------------------------
(IN THOUSANDS)                                                                        1997          1996           1996
--------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)                  (Unaudited)
ASSETS
   Cash and due from banks                                                           $123,756       159,832       118,388
   Interest bearing deposits                                                            1,746         1,778         1,853
   Investment securities held to maturity (market value of $193,138,
       $187,045 and $184,445, respectively)                                           188,096       183,095       182,152
   Mortgage-backed securities held to maturity (market value of $99,633,
       $108,111 and $110,839, respectively)                                           100,152       109,036       112,925
--------------------------------------------------------------------------------------------------------------------------
       TOTAL SECURITIES HELD TO MATURITY                                              288,248       292,131       295,077
   Investment securities available for sale (book value of $151,142,
       $180,453 and $193,152, respectively)                                           151,834       180,679       192,898
   Mortgage-backed securities available for sale (book value of $542,451,
       $460,958 and $463,106, respectively)                                           549,159       462,964       461,445
--------------------------------------------------------------------------------------------------------------------------
       TOTAL SECURITIES AVAILABLE FOR SALE                                            700,993       643,643       654,343
   Loans                                                                            1,953,307     1,760,100     1,749,505
       Reserve for loan losses                                                        (34,455)      (30,482)      (30,531)
       Unearned discount                                                               (4,590)       (3,954)       (3,929)
--------------------------------------------------------------------------------------------------------------------------
       NET LOANS                                                                    1,914,262     1,725,664     1,715,045
   Premises and equipment, net                                                         51,464        45,980        45,468
   Interest receivable and other assets                                                63,918        56,623        61,367
--------------------------------------------------------------------------------------------------------------------------

              TOTAL ASSETS                                                         $3,144,387     2,925,651     2,891,541
==========================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
   Noninterest bearing deposits                                                      $328,041       332,143       307,170
   Interest bearing deposits                                                        2,051,885     1,951,303     1,937,300
--------------------------------------------------------------------------------------------------------------------------
       TOTAL DEPOSITS                                                               2,379,926     2,283,446     2,244,470
   Federal funds purchased and repurchase agreements                                  146,371       188,129       203,582
   Other short-term borrowings                                                        257,342        86,892       133,860
   Long-term debt                                                                      31,630        62,389        10,287
   Accrued expenses and other liabilities                                              45,601        39,125        40,758
--------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                            2,860,870     2,659,981     2,632,957

   Minority interests                                                                   9,857         9,319         9,097
   Redeemable preferred stock, $100 par, 80,000 shares authorized;
       71,594 shares issued and 21,437 shares outstanding                               2,205         2,144         2,205
   Redeemable class A common stock, 960,000 shares
       issued and outstanding                                                          21,716        20,337        19,783
   Shareholder's equity
       Common stock
          Class A, no par, 12,000,000 shares authorized;
              240,000 shares issued and outstanding                                        57            57            57
          Class B, no par, 10,800,000 shares authorized,
              issued and outstanding                                                    2,562         2,562         2,562
       Retained earnings                                                              243,354       230,071       225,893
       Net unrealized gain (loss) on securities available for sale                      3,766         1,180        (1,013)
--------------------------------------------------------------------------------------------------------------------------

       TOTAL SHAREHOLDER'S EQUITY                                                     249,739       233,870       227,499
--------------------------------------------------------------------------------------------------------------------------

              TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                           $3,144,387     2,925,651     2,891,541
==========================================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


=============================================================================================================
                                                                          Nine Months Ended September 30
                                                                     ----------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                 1997          1996          1995
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME
     Loans, including fees                                              $121,407       112,648       104,107
     Securities
         Taxable                                                          36,744        35,668        34,934
         Tax-exempt                                                        8,408         8,417         8,075
     Other                                                                    99           100           115
-------------------------------------------------------------------------------------------------------------
         Total interest income                                           166,658       156,833       147,231
-------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
     Deposits                                                             66,457        64,417        62,464
     Federal funds purchased and repurchase agreements                     5,506         6,575         6,246
     Other short term borrowings                                           6,284         4,325         3,306
     Long term debt                                                        2,728         1,110         1,136
-------------------------------------------------------------------------------------------------------------
         Total interest expense                                           80,975        76,427        73,152
-------------------------------------------------------------------------------------------------------------

         Net interest income                                              85,683        80,406        74,079
     Provision for loan losses                                             4,029         1,965         1,320
-------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses              81,654        78,441        72,759
-------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
     Service charges                                                      11,607         9,490         8,188
     Insurance                                                             4,907         4,702         4,152
     Trust                                                                 4,574         3,919         3,470
     Gain on sale of loans                                                 1,628         1,627           869
     (Loss) / gain on sale of securities                                    (133)          246           332
     Other                                                                 4,991         4,533         3,685
-------------------------------------------------------------------------------------------------------------
         Total noninterest income                                         27,574        24,517        20,696
-------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
     Salaries and wages                                                   32,744        29,829        27,485
     Employee benefits                                                     8,740         8,202         7,861
     Occupancy                                                             4,413         4,384         4,072
     Furniture and equipment                                               4,726         4,356         3,650
     Data processing fees                                                  5,342         5,686         5,392
     FDIC premiums and examination fees                                      352         1,084         2,565
     Other                                                                15,148        14,279        12,821
-------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                        71,465        67,820        63,846
-------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                          37,763        35,138        29,609
     Income tax expense                                                   12,524        11,462         9,224
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                               $25,239        23,676        20,385
=============================================================================================================
Per common share amounts
     Net income                                                            $2.10          1.97          1.70
     Dividends paid                                                         0.90          0.75          0.60
=============================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


=============================================================================================================
                                                                          Three Months Ended September 30
                                                                      ---------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                  1997          1996          1995
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME
     Loans, including fees                                               $43,214        38,932        37,340
     Securities
        Taxable                                                           12,705        11,769        11,614
        Tax-exempt                                                         2,875         2,846         2,780
     Other                                                                    49            28            40
-------------------------------------------------------------------------------------------------------------
         Total interest income                                            58,843        53,575        51,774
-------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
     Deposits                                                             22,914        21,678        22,218
     Federal funds purchased and repurchase agreements                     1,774         2,368         1,814
     Other short term borrowings                                           3,233         1,828         1,358
     Long term debt                                                          885           221           595
-------------------------------------------------------------------------------------------------------------
         Total interest expense                                           28,806        26,095        25,985
-------------------------------------------------------------------------------------------------------------

         Net interest income                                              30,037        27,480        25,789
     Provision for loan losses                                             1,431           661           800
-------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses              28,606        26,819        24,989
-------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
     Service charges                                                       4,063         3,251         2,939
     Insurance                                                             1,786         1,854         1,910
     Trust                                                                 1,563         1,311         1,164
     Gain on sale of loans                                                   779           519           429
     Gain on sale of securities                                               60            57           226
     Other                                                                 1,759         1,495         1,005
-------------------------------------------------------------------------------------------------------------
         Total noninterest income                                         10,010         8,487         7,673
-------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
     Salaries and wages                                                   11,229        10,252         9,442
     Employee benefits                                                     2,857         2,735         2,689
     Occupancy                                                             1,484         1,435         1,390
     Furniture and equipment                                               1,648         1,480         1,241
     Data processing fees                                                  1,587         1,894         1,841
     FDIC premiums and examination fees                                      302           193            91
     Other                                                                 5,446         4,911         4,546
-------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                        24,553        22,900        21,240
-------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                          14,063        12,406        11,422
     Income tax expense                                                    4,697         4,089         3,685
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                                $9,366         8,317         7,737
=============================================================================================================
Per common share amounts
     Net income                                                            $0.78          0.69          0.65
     Dividends paid                                                         0.30          0.25          0.20
=============================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY


============================================================================================================================
                                                                                    Net Unrealized
                                                                                    Gain (Loss) on
                                                               Common Stock          Securities
                                                         ------------------------     Available      Retained
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  Class A      Class B        for Sale       Earnings       Total
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                                    $57           2,562       (11,340)      196,259       187,538

Net income                                                                                             27,136        27,136
Dividends, $.80 per share                                                                              (9,600)       (9,600)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                         (1,324)       (1,403)       (2,727)
Change in net unrealized gain (loss) on securities available for sale                    16,559                      16,559
----------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                                     57           2,562         3,895       212,392       218,906

Net income                                                                                             31,817        31,817
Dividends, $1.05 per share                                                                            (12,600)      (12,600)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                            236        (1,538)       (1,302)
Change in net unrealized gain (loss) on securities available for sale                    (2,951)                     (2,951)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                                     57           2,562         1,180       230,071       233,870

Net income                                                                                             25,239        25,239
Dividends, $.90 per share                                                                             (10,800)      (10,800)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                           (225)       (1,156)       (1,381)
Change in net unrealized gain (loss) on securities available for sale                     2,811                       2,811
----------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1997                                   $57           2,562         3,766       243,354       249,739
============================================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).
INFORMATION SUBSEQUENT TO DECEMBER 31, 1996 IS UNAUDITED.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


==================================================================================================================
                                                                              Nine Months Ended September 30
                                                                        ------------------------------------------
(IN THOUSANDS)                                                             1997            1996            1995
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $25,239          23,676          20,385
   Adjustments to reconcile net income to net cash
       provided by operating activities
          Provision for loan losses                                         4,029           1,965           1,320
          Depreciation and amortization                                     5,072           5,210           4,890
          Minority interests in earnings of subsidiaries                    1,090           1,051             945
          Loss / (gain) on sale of securities                                 133            (246)           (332)
          Valuation writedown on other real estate owned                       --              --              13
          (Gain) / loss on sale of other real estate owned, net               (55)             (7)           (203)
          Other assets and liabilities, net                                    48          (3,134)          1,623
   Proceeds from sales of other real estate owned                             557             272             504
   Cash receipts related to loans originated specifically for resale       87,129          90,687          39,968
   Cash payments related to loans originated specifically for resale      (87,362)        (90,450)        (39,099)
------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                        35,880          29,024          30,014
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Deposits in other banks, net                                                32           1,155          (1,257)
   Purchases of securities available for sale                            (253,363)       (164,126)       (180,920)
   Purchases of securities held to maturity                               (28,188)        (19,641)        (18,983)
   Proceeds from maturities of securities available for sale               95,876          87,257          63,941
   Proceeds from maturities of securities held to maturity                 24,531          42,636          45,833
   Proceeds from sales of securities available for sale                   130,031          80,258          87,032
   Loans, net                                                            (153,381)       (118,453)       (131,926)
   Acquisitions, net of cash acquired                                      (8,203)             --          (1,469)
   Acquisition of premises and equipment                                   (9,357)         (5,511)         (8,764)
------------------------------------------------------------------------------------------------------------------
          Net cash used by investing activities                          (202,022)        (96,425)       (146,513)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Noninterest bearing deposits, net                                      (10,637)        (19,361)         (5,718)
   Interest bearing deposits (excluding certificates of deposit), net      21,087         (26,881)         (4,333)
   Certificates of deposits, net                                           33,101          48,405         118,941
   Federal funds purchased and repurchase agreements, net                 (40,410)         17,830         (61,624)
   Other short-term borrowings, net                                       169,273          64,433          60,854
   Long-term debt, net                                                    (30,759)        (15,281)          1,992
   Minority interests acquired and dividends paid                            (850)           (855)           (854)
   Redeemable preferred stock                                                  61              61          (5,054)
   Dividends paid                                                         (10,800)         (9,000)         (7,200)
------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                       130,066          59,351          97,004
------------------------------------------------------------------------------------------------------------------
          Net increase in cash and due from banks                         (36,076)         (8,050)        (19,495)
   Cash and due from banks
       Beginning of year                                                  159,832         127,786         116,041
------------------------------------------------------------------------------------------------------------------
       End of year                                                       $123,756         119,736          96,546
==================================================================================================================


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

F. REDEEMABLE CLASS A COMMON STOCK. At September 30, 1997, the 960,000 class A shares were generally redeemable at $22.62 per share. Since January 1, 1997 and through September 30, 1997, options to call 50,945.9748 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's Subsidiaries. During the same period, a total of 3,619 shares changed hands directly between individuals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary

Bremer Financial Corporation (the "Company") recorded net income of $9.4 million for the third quarter of 1997, a 12.6% increase from the $8.3 million earned in the third quarter of 1996. On a year-to-date basis, earnings were $25.2 million, up 6.6% or $1.6 million from the $23.7 million earned in the first nine months of 1996. Contributing positively to earnings in the first nine months of 1997 were a 6.6% or $5.3 million increase in net interest income coupled with an increase in noninterest income of 12.5% or $3.1 million. Partially offsetting these positive increases were a 5.4% or $3.6 million increase in noninterest expense and a $2.1 million increase in the provision for loan losses.

Return on average assets (ROA) was 1.26% for the third quarter of 1997, compared to 1.21% for the same period in 1996. For the first nine months of 1997, ROA improved to 1.20% from 1.18% for the first nine months of 1996. Return on average realized equity (RORE) was 14.05% for the third quarter of 1997, compared to 13.43% for the same period in 1996. On a year-to-date basis, RORE was 12.97%, compared to 13.12% recorded for the first nine months of 1996. Table I presents a summary of the components affecting the change in year-to-date return on assets from September 30, 1996 to September 30, 1997.

Shareholder's Equity and Dividends

Shareholder's equity and redeemable class A common stock totaled $271.5 million at September 30, 1997, representing a book value per share of $22.62, a 9.8% increase from $20.61 at September 30, 1996. Dividends paid per share of $.30 in the third quarter of 1997 remained unchanged from the first and second quarter of 1997 and fourth quarter of 1996, and are up from the $.25 dividend paid in each of the first three quarters of 1996. The Company maintains a very strong capital position compared to industry standards. Table II presents various regulatory capital ratios.

Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS No. 115), requires the market value of securities available for sale to be recorded on the Company's balance sheet, with unrealized gains or losses, net of tax, included in equity. This accounting standard had the effect of increasing the book value per share by $.34 as of September 30, 1997 and decreasing book value per share by $.09 as of September 30, 1996.

Net Interest Income

Tax-equivalent net interest income for the third quarter of 1997 was $32.0 million, an increase of $2.6 million or 8.7% from the third quarter of 1996. This increase in net interest income resulted from a 6.9% increase in average earning assets combined with an improvement in the net interest margin from 4.33% to 4.40% for the third quarter of 1997. On a year-to-date basis, tax-equivalent net interest income was $91.4 million, an increase of $5.2 million or 6.1% over the $86.1 million realized in the first nine months of 1996. Table III presents the quarter-to-quarter comparison of tax-equivalent net interest income and net interest margins.

For both the third quarter and year-to-date 1997, the net interest margin improved, as presented in Table IV, resulting from both an increase in the spread between yields on earning assets and costs on interest bearing liabilities and a more favorable product mix. Adversely impacting the margin for both the quarter and year-to-date was less free funds supporting earning assets.

The Company uses gap reports to assess its current interest rate sensitivity position, but relies more heavily on simulation modeling to measure projected interest rate risk over time. While the Company's traditional gap report indicated a liability sensitive position at September 30, 1997, simulation modeling results have indicated the amount of net interest income at risk as a result of any substantial change in market interest rates was within the Company's acceptable policy limits. The Company has set policy limits for simulation modeling under both gradual and immediate changes in interest rates. For modeling under a gradual change, the change in net interest income, over the next 12 months, shall not exceed 5%, with a target of 2%. In the case of modeling under an immediate change in rates, the change in net interest income, over the next 12 months, shall not exceed 10%, with a target of 5%.

Nonperforming Assets

Table VI shows the details of nonperforming assets at September 30, 1997, December 31, 1996 and September 30, 1996. Nonperforming assets, which include nonperforming loans and other real estate owned (OREO), were $11.6 million at September 30, 1997. This total represents an increase of $111 thousand from December 31, 1996 and an increase of $1.5 million from September 30, 1996. Nonperforming assets as a percentage of total loans and OREO declined slightly to .59% as of September 30, 1997 from .65% as of December 31, 1996, and have increased from .58% as of September 30, 1996.

Nonperforming loans, which include nonaccrual and restructured loans, were $10.8 million at September 30, 1997, a decrease of $419 thousand from December 31, 1996 and an increase of $1.0 million from September 30, 1996. The ratio of nonperforming loans to total loans improved to .56% at September 30, 1997 from
 .64% as of December 31, 1996, and remained unchanged from September 30, 1996. The ratio of nonperforming assets and past due loans to total loans and OREO improved from .78% at December 31, 1996 to .73% at September 30, 1997, and remained unchanged from September 30, 1996. The level of at-risk performing loans (with an internal loan review rating of either substandard, doubtful or loss) increased $10.9 million or 12.2% from $89.4 million at September 30, 1996 to $100.3 million at September 30, 1997. Accordingly, the ratio of classified loans to total loans has increased from 5.1% at September 30, 1996 to 5.2% at September 30, 1997. Net charge-offs were $799 thousand for the first nine months of 1997 as compared to net recoveries of $313 thousand in the same period of 1996.

Other real estate owned, which includes real estate acquired in loan settlements, increased $530 thousand from December 31, 1996 and $500 thousand from September 30, 1996 to $770 thousand at September 30, 1997.

Reserve for Loan Losses

The Company's reserve for loan losses was 318.3% of nonperforming loans at September 30, 1997 compared to 271.1% at December 31, 1996 and 311.2% at September 30, 1996. The Company continues to monitor the situation in the Red River Valley of North Dakota and Minnesota, and as of September 30, 1997, has not experienced a significant increase in past due loans or charge-offs relating to the floods. The Company will continue to assess the long-term impact the damages caused by the April 1997 flooding may have on the loan portfolio. Management believes that the current reserve is adequate to cover the risks inherent in the portfolio, including the risk of nonperforming loans and other loans that have been identified for careful monitoring. See also Item 5 of Part II of this Quarterly Report on Form 10-Q.

The reserve for loan losses increased from $30.5 million at September 30, 1996 to $34.5 million at September 30, 1997. Contributing to the increase in the reserve for loan losses was an addition of $600 thousand of provision during June 1997 in anticipation of potential losses relating to the April 1997 flooding in the Red River Valley. This additional provision was determined to be appropriate given the current assessment of the situation. As the Company continues to assess the long-term impact of the flood, further adjustments may be necessary. See also Item 5 of Part II of this Quarterly Report on Form 10-Q. Additionally, $743 thousand in reserves were added as a result of the Company's acquisition of First National Bank of Devils Lake, Devils Lake, North Dakota. The increase in the reserve for loan losses contributed to an overall increase in the reserve to outstanding loans ratio from 1.74% at December 31, 1996 and 1.75% at September 30, 1996 to 1.77% at September 30, 1997. Table VII presents the activity in the reserve for loan losses.

Noninterest Income

As presented in Table VIII, noninterest income was $10.0 million for the third quarter of 1997 compared to $8.5 million for the third quarter of 1996, representing a $1.5 million or 18.0% improvement. On a year-to-date basis, noninterest income was $27.6 million compared to $24.5 million in 1996, an increase of $3.1 million or 12.5%. On a year-to-date basis, operating noninterest income, which excludes investment securities gains and losses, increased 14.2% over 1996, with all categories posting increases. Service charge fees, trust fees, brokerage commissions, and insurance commissions were the major contributors to the increase in operating noninterest income.

Noninterest Expense

As presented in Table IX, noninterest expense increased $1.7 million or 7.2% compared to the third quarter of 1996. On a year-to-date basis, noninterest expense increased $3.6 million or 5.4% compared to the first nine months of 1996. While operating expenses of acquired entities unfavorably impacted the comparison of noninterest expense between the first nine months of 1997 and 1996, the Company experienced a significant decline in the FDIC insurance premiums, as the assessment rate on savings and loan acquired deposits fell. Additionally, as previously mentioned in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, the Company's conversion of its banks' charters to national charters regulated by the Office of Comptroller of Currency (the "OCC"), during the first quarter of 1997, resulted in the reversal of approximately $260 thousand in accruals set aside for state and other examinations for 1997. Upon conversion to national charters, examinations by state and other regulators were canceled, as the OCC became the examining authority.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio improved slightly from

59.54% at September 30, 1996 to 58.26% at September 30, 1997. Contributing to this improvement were increases in the tax-equivalent net interest income of 6.1% coupled with strong growth in recurring noninterest income of 13.5%, driven by significant increases in service charge income, and modest growth in recurring noninterest expense of 5.4%.

Taxes

Comparing the first nine months of 1997 to the first nine months of 1996, the Company's effective tax rate increased from 32.6% to 33.2%. This results from proportionately more taxable than tax-exempt income during the first nine months of 1997 compared to the same period in 1996.

Balance Sheet Growth

Assets

Average total assets increased $137.6 million or 4.9% from the first nine months of 1996 to the first nine months of 1997, while average earning assets increased $127.6 million or 4.8% when comparing the same two periods.

Loans

From the first nine months of 1996 to the first nine months of 1997, average loans increased $129.8 million or 7.8%, driven by increases in all loan categories. Average loans in the third quarter of 1997 increased $112.9 million from the second quarter of 1997, resulting from seasonal activity.

On a year-to-date basis, the increase in average loan volume in 1997 over 1996 was primarily driven by commercial real estate, residential real estate, agricultural, consumer, and commercial loans which increased $32.2 million, $30.4 million, $29.8 million, $20.1 million, and $15.8 million, respectively. The Company is not involved in highly leveraged transaction lending or lending to foreign countries.

Securities

Average securities decreased $1.5 million or .2% from the first nine months of 1996 to the first nine months of 1997, as proceeds from maturities were utilized to fund the continued strong loan growth. Taxable securities decreased $2.8 million or .4%, while tax-exempt securities increased $1.2 million or .6%. The average maturity of the portfolio was 53.8 months at September 30, 1997, with an average yield to maturity on the $989.2 million portfolio of 6.91%, unrealized gains of $5.1 million and unrealized losses of $586 thousand for held to maturity securities. Available for sale investments are recorded inclusive of any unrealized gain or loss.

Liabilities

Comparing the first nine months of 1997 to the first nine months of 1996, average interest bearing liabilities increased $115.7 million or 5.2%, while average deposits increased $61.4 million or 2.8%. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, and Federal Home Loan Bank (FHLB) advances, increased $17.3 million or 6.3%. Average long-term debt, which includes long-term FHLB advances and installment promissory notes issued in connection with acquisitions, increased $38.3 million. Most of the increase in short-term and long-term borrowings can be attributed to an increase in the Company's FHLB advances. Continued strong asset growth, coupled with slower growth in deposits, has created the need for this funding source. The associated interest rate risk was monitored closely and steps were taken to match repricability of assets and liabilities prior to any funding decisions.

Core deposits, which generally include all deposits and repurchase agreements except for those greater than $100 thousand of nonpersonal and public entities, and certain other public funds, historically have provided a stable source of funding. Between the first nine months of 1996 and the first nine months of 1997, average core deposits increased $68.2 million or 3.2%. The growth in core deposits can be attributed to the Company's expanded presence in its markets.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS


==================================================================================================================================
                                                      Nine Months Ended September 30              Three Months Ended September 30
                                               -----------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          1997            1996             Change        1997             1996      Change
----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
          Total interest income                   $166,658         156,833            6.3%       $58,843          53,575      9.8%
          Net interest income                       85,683          80,406            6.6         30,037          27,480      9.3
          Net interest income (1)                   91,379          86,130            6.1         31,974          29,419      8.7
          Provision for loan losses                  4,029           1,965          105.0          1,431             661    116.5
          Noninterest income                        27,574          24,517           12.5         10,010           8,487     17.9
          Noninterest expense                       71,465          67,820            5.4         24,553          22,900      7.2
          Net income                                25,239          23,676            6.6          9,366           8,317     12.6
          Dividends                                 10,800           9,000           20.0          3,600           3,000     20.0

AVERAGE BALANCES
          Assets                                 2,939,419       2,801,790            4.9      3,063,269       2,855,980      7.3
          Loans                                  1,801,677       1,671,873            7.8      1,895,665       1,739,256      9.0
          Securities                               961,996         963,523           (0.2)       983,994         953,684      3.2
          Deposits                               2,265,571       2,204,188            2.8      2,313,539       2,224,332      4.0
          Redeemable class A common stock           21,026          19,409            8.3         21,415          19,546      9.6
          Shareholder's equity                     241,805         223,203            8.3        246,273         224,784      9.6

PERIOD-END BALANCES
          Assets                                 3,144,387       2,891,541            8.7
          Loans                                  1,948,717       1,745,576           11.6
          Securities                               989,241         949,420            4.2
          Deposits                               2,379,926       2,244,470            6.0
          Redeemable class A common stock           21,716          19,783            9.8
          Shareholder's equity                     249,739         227,499            9.8

FINANCIAL RATIOS
          Return on assets (2)                        1.20%           1.18            1.7           1.26%           1.21      4.1
          Return on realized equity (3)(4)           12.97           13.12           (1.1)         14.05           13.43      4.6
          Average equity/assets (3)                   8.94            8.66            3.2           8.74            8.56      2.1
          Dividend payout                            42.79           38.01           12.6          38.44           36.07      6.6
          Net interest margin (1)                     4.42            4.36            1.4           4.40            4.33      1.6
          Net charge-offs/average loans               0.06           (0.03)        (300.0)          0.05            0.03     66.7
          Reserve/period-end loans                    1.77            1.75            1.1           1.77            1.75      1.1

PER SHARE OF COMMON STOCK (3)
          Net income                                  2.10            1.97            6.6          $0.78            0.69     12.6
          Dividends paid                              0.90            0.75           20.0           0.30            0.25     20.0
          Period-end book value                      22.62           20.61            9.8          22.62           20.61      9.8
          Period-end realized book value (4)         22.28           20.70            7.6          22.28           20.70      7.6


(1)  Tax-equivalent basis (TEB).
(2)  Calculation is based on income before minority interests.
(3)  Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4)  Excluding net unrealized gain (loss) on securities available for sale.

===================================================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                                                                         TABLE I

CHANGES IN RETURN ON ASSETS

================================================================================
                                                                    Year-To-Date
                                                                    September 30
                                                                    1997 vs 1996
--------------------------------------------------------------------------------

Return on assets, prior period                                           1.18%
--------------------------------------------------------------------------------

Increases

         Net interest income (TEB)                                       0.05
         Service charges                                                 0.08
         Trust fees                                                      0.02
         Brokerage                                                       0.01
         Data processing fees                                            0.03
         FDIC premiums and examination fees                              0.04
         Occupancy                                                       0.01

-------------------------------------------------------------------------------
            Total increases                                              0.24
-------------------------------------------------------------------------------

Decreases

         Provision for loan loss                                         0.09
         Gain on sale of securities                                      0.02
         Salaries and wages                                              0.07
         Employee benefits                                               0.01
         Furniture and equipment                                         0.01
         Printing, postage and office supplies                           0.01
         Other noninterest expense, net                                  0.01

-------------------------------------------------------------------------------
            Total decreases                                              0.22
-------------------------------------------------------------------------------

Return on assets, current period                                         1.20%
===============================================================================

                                                                        TABLE II

CAPITAL RATIOS (1)


=================================================================================================
                                 September 30       December 31     September 30       Regulatory
                                     1997              1996             1996            Minimums
                                 ------------       -----------     ------------       ----------
Equity to assets (2)                     8.63%             8.69             8.55              --
Equity to tangible assets (2)            8.95              8.62             8.47              --
Tier I capital (3)                      12.46             12.89            12.70            4.00
Tier I and tier II capital (3)          13.72             14.15            13.95            8.00
Leverage ratio (3)                       8.61              8.79             8.62            3.00


(1)  Calculations include redeemable class A common stock.

(2) Computed in accordance with generally accepted accounting principles, including the unrealized market value adjustment of securities available for sale.

(3) Computed exclusive of the unrealized market value adjustment of securities available for sale.

                                                                       TABLE III

NET INTEREST INCOME / MARGINS (TEB)


========================================================================================
                                                      Net                      Net
                                                   Interest                  Interest
(DOLLARS IN THOUSANDS)                              Income                    Margin
----------------------------------------------------------------------------------------

Quarter
-------
1997
         Third                                       $31,974                    4.40%
         Second                                       30,570                    4.45
         First                                        28,835                    4.41

1996
         Fourth                                       29,732                    4.40
         Third                                        29,419                    4.33
         Second                                       28,734                    4.38
         First                                        27,977                    4.35

1995
         Fourth                                       28,405                    4.37
         Third                                        27,637                    4.31
         Second                                       26,369                    4.31
         First                                        25,487                    4.36

1994
         Fourth                                       26,532                    4.51
         Third                                        25,911                    4.53
         Second                                       24,820                    4.56
         First                                        23,435                    4.48
========================================================================================


                                                                        TABLE IV

CHANGES IN NET INTEREST INCOME (TEB)


================================================================================================================
                                             Nine Months Ended September 30     Three Months Ended September 30
(IN THOUSANDS)                                       1997 vs 1996                         1997 vs 1996
----------------------------------------------------------------------------------------------------------------
                                                  Net              Net                 Net              Net
                                               Interest         Interest            Interest         Interest
                                                Income           Margin              Income           Margin
                                            --------------   --------------      --------------   --------------
CHANGE IN VOLUME
     Earning assets                                $7,863                               $3,832
     Interest bearing liabilities                  (3,963)                              (2,017)
                                            --------------                       --------------
                                                    3,900                                1,815

CHANGE IN INTEREST RATE SPREAD
     Earning assets                                 1,351             0.06%                985             0.14%
     Interest  bearing liabilities                   (666)           (0.03)               (633)           (0.09)
                                            --------------   --------------      --------------   --------------
                                                      685             0.03                 352             0.05

CHANGE IN PRODUCT MIX
     Earning assets                                   968             0.05                 183             0.03
     Interest  bearing liabilities                   (199)           (0.01)                (62)           (0.01)
                                            --------------   --------------      --------------   --------------
                                                      769             0.04                 121             0.02

CHANGE DUE TO NUMBER OF DAYS
     Earning assets                                  (593)              --                  --               --
     Interest  bearing liabilities                    279               --                  --               --
                                            --------------   --------------      --------------   --------------
                                                     (314)              --                  --               --
OTHER CHANGES
     Nonaccruing loans                                (76)           (0.01)                 31             0.00
     Yield-related loan fees                          166             0.01                 236             0.03
     30/360 investment adjustment                     119             0.01                  --               --
     Free funds                                        --            (0.02)                 --            (0.03)
                                            --------------   --------------      --------------   --------------
                                                      209            (0.01)                267             0.00

CHANGE IN NET INTEREST INCOME                       5,249             0.06               2,555             0.07

     Net interest income, prior period             86,130             4.36              29,419             4.33
                                            --------------   --------------      --------------   --------------

     Net interest income, current period          $91,379             4.42%            $31,974             4.40%
                                            ==============   ==============      ==============   ==============


                                                                         TABLE V

CHANGES IN NET INTEREST INCOME (TEB)


==================================================================================================
                                                         Nine Months Ended September 30
                                            ------------------------------------------------------
(IN THOUSANDS)                                                   1997 vs 1996
--------------------------------------------------------------------------------------------------

                                                 Volume         Yield/Rate (1)          Total
                                            ---------------    ----------------   ----------------
INCREASE (DECREASE) IN:

     INTEREST INCOME
         Loans                                      $5,515               3,225              8,740
         Taxable securities                          1,725                (649)             1,076
         Tax-exempt securities                         618                (636)               (18)
         Interest bearing deposits                      --                  --                 --
         Federal funds sold                             --                  --                 --
         Other earning assets                            5                  (5)                 0
                                            ---------------    ----------------   ----------------
            Total                                    7,863               1,935              9,798


     INTEREST EXPENSE
         Savings deposits                              583                (111)               472
         Other time deposits                         2,757              (1,188)             1,569
         Short-term borrowings                         565                 324                889
         Long-term debt                                 58               1,561              1,619
                                            ---------------    ----------------   ----------------
            Total                                    3,963                 586              4,549
                                            ---------------    ----------------   ----------------

NET INTEREST INCOME                                 $3,900               1,349              5,249
==================================================================================================


(1) ALL CHANGES IN NET INTEREST INCOME, OTHER THAN THOSE DUE TO VOLUME, HAVE BEEN ALLOCATED TO YIELD/RATE.

                                                                        TABLE VI

NONPERFORMING ASSETS


==================================================================================================
                                                  September 30       December 31      September 30
(DOLLARS IN THOUSANDS)                                1997               1996             1996
--------------------------------------------------------------------------------------------------
Nonaccrual loans                                       $10,003            10,830            9,381
Restructured loans                                         822               414              431
--------------------------------------------------------------------------------------------------
          Total nonperforming loans                     10,825            11,244            9,812
Other real estate owned (OREO)                             770               240              270
--------------------------------------------------------------------------------------------------
          Total nonperforming assets                   $11,595            11,484           10,082
==================================================================================================

Past due loans *                                        $2,599             2,205            2,692
==================================================================================================

Nonperforming loans to total loans                        0.56%             0.64             0.56
Nonperforming assets to total loans and OREO              0.59              0.65             0.58
Nonperforming assets and past due loans* to
          total loans and OREO                            0.73              0.78             0.73
Reserve to nonperforming loans                          318.29            271.10           311.16
Reserve to total loans                                    1.77              1.74             1.75
==================================================================================================


* PAST DUE LOANS INCLUDE ACCRUING LOANS 90 DAYS OR MORE PAST DUE.

                                                                       TABLE VII

RESERVE FOR LOAN LOSSES

==================================================================
                                             Nine Months Ended
                                               September 30
                                        --------------------------
(IN THOUSANDS)                              1997            1996
------------------------------------------------------------------
Beginning of period                        $30,482         28,253
     Charge-offs                            (1,578)        (1,075)
     Recoveries                                779          1,388
------------------------------------------------------------------
            Net charge-offs                   (799)           313
     Provision for loan losses               4,029          1,965
     Reserve related to acquired assets        743             --
------------------------------------------------------------------

End of period                              $34,455         30,531
==================================================================

                                                                      TABLE VIII

NONINTEREST INCOME


===========================================================================================
                                        Nine Months Ended
                                           September 30               Increase/(Decrease)
-------------------------------------------------------------------------------------------

(IN THOUSANDS)                        1997             1996          Dollar         Percent
-------------------------------------------------------------------------------------------
Service charges                      $11,607           9,490         2,117            22.31%
Insurance                              4,907           4,702           205             4.36
Trust                                  4,574           3,919           655            16.71
Brokerage                              2,111           1,824           287            15.73
Gain on sale of loans                  1,628           1,627             1             0.06
Gain on sale of other assets             126              88            38            43.18
Other                                  2,754           2,621           133             5.07
-------------------------------------------------------------------------------------------
   Operating noninterest income       27,707          24,271         3,436            14.16
(Loss) / gain on sale of securities     (133)            246          (379)         (154.07)
-------------------------------------------------------------------------------------------
   Total                             $27,574          24,517         3,057            12.47%
===========================================================================================




===========================================================================================
                                       Three Months Ended
                                          September 30                 Increase/(Decrease)
-------------------------------------------------------------------------------------------

(IN THOUSANDS)                        1997             1996          Dollar         Percent
-------------------------------------------------------------------------------------------

Service charges                       $4,063           3,251           812            24.98%
Insurance                              1,786           1,854           (68)           (3.67)
Trust                                  1,563           1,311           252            19.22
Brokerage                                768             653           115            17.61
Gain on sale of loans                    779             519           260            50.10
Gain  on sale of other assets             35              50           (15)          (30.00)
Other                                    956             792           164            20.71
-------------------------------------------------------------------------------------------
   Operating noninterest income        9,950           8,430         1,520            18.03
Gain on sale of securities                60              57             3             5.26
-------------------------------------------------------------------------------------------
   Total                             $10,010           8,487         1,523            17.95%
===========================================================================================


                                                                        TABLE IX

NONINTEREST EXPENSE


===========================================================================================
                                        Nine Months Ended
                                           September 30               Increase/(Decrease)
-------------------------------------------------------------------------------------------

(IN THOUSANDS)                        1997             1996          Dollar         Percent
-------------------------------------------------------------------------------------------
Salaries and wages                   $32,744          29,829         2,915             9.77%
Employee benefits                      8,740           8,202           538             6.56
Occupancy                              4,413           4,384            29             0.66
Furniture and equipment                4,726           4,356           370             8.49
Printing, postage and office supplies  3,870           3,548           322             9.08
Marketing                              2,595           2,383           212             8.90
Data processing fees                   5,342           5,686          (344)           (6.05)
Professional fees                        516             557           (41)           (7.36)
Other real estate owned                   88              29            59           203.45
Minority interest in earnings          1,090           1,051            39             3.71
FDIC premiums and examination fees       352           1,084          (732)          (67.53)
Other                                  6,989           6,711           278             4.14
-------------------------------------------------------------------------------------------
     Total                           $71,465          67,820         3,645             5.37%
===========================================================================================




===========================================================================================
                                        Three Months Ended
                                           September 30               Increase/(Decrease)
-------------------------------------------------------------------------------------------

(IN THOUSANDS)                         1997            1996          Dollar         Percent
-------------------------------------------------------------------------------------------

Salaries and wages                   $11,229          10,252           977             9.53%
Employee benefits                      2,857           2,735           122             4.46
Occupancy                              1,484           1,435            49             3.41
Furniture and equipment                1,648           1,480           168            11.35
Printing, postage and office supplies  1,326           1,150           176            15.30
Marketing                                877             804            73             9.08
Data processing fees                   1,587           1,894          (307)          (16.21)
Professional fees                        255             218            37            16.97
Other real estate owned                   27              10            17           170.00
Minority interest in earnings            381             368            13             3.53
FDIC premiums and examination fees       302             193           109            56.48
Other                                  2,580           2,361           219             9.28
-------------------------------------------------------------------------------------------
     Total                           $24,553          22,900         1,653             7.22%
===========================================================================================


                       CONSOLIDATED AVERAGE BALANCE SHEET
                          AND RELATED YIELDS AND RATES
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                       (Tax Equivalent Basis-In Thousands)

                                                    SEPTEMBER YTD 1997                       SEPTEMBER YTD 1996
                                          -------------------------------------    -------------------------------------   % CHANGE
                                           AVG BAL      INTEREST     RATE/YIELD      AVG BAL      INTEREST    RATE/YIELD    AVG BAL
  ASSETS                                  ----------   ---------     ----------    ----------    ---------    ----------   --------
LOANS (NET OF UNEARNED DISCOUNT)

   COMMERCIAL AND OTHER                     $358,870     $24,631         9.18%      $343,118       $23,520       9.16%       4.59%
   COMMERCIAL REAL ESTATE                    383,748      25,998         9.06        351,544        23,946       9.10        9.16
   AGRICULTURAL                              385,856      26,748         9.27        356,043        24,710       9.27        8.37
   RESIDENTIAL REAL ESTATE                   372,369      24,565         8.82        341,999        22,205       8.67        8.88
   CONSUMER                                  248,603      16,854         9.06        228,490        15,616       9.13        8.80
   TAX-EXEMPT                                 52,231       3,968        10.16         50,679         4,027      10.61        3.06
                                          ----------   ---------                  ----------     ---------

     TOTAL LOANS                           1,801,677     122,764         9.11      1,671,873       114,024       9.11        7.76
   RESERVE FOR LOAN LOSSES                   (31,885)                                (29,373)                                8.55
                                          ----------                              ----------

     NET LOANS                             1,769,792                               1,642,500                                 7.75

SECURITIES

   MORTGAGE BACKED                           614,077      30,060         6.54        578,414        27,419       6.33        6.17
   OTHER TAXABLE                             138,550       6,684         6.45        176,987         8,249       6.23      (21.72)
   TAX EXEMPT                                209,369      12,747         8.14        208,122        12,765       8.19        0.60
                                          ----------   ---------                  ----------     ---------
     TOTAL SECURITIES                        961,996      49,491         6.88        963,523        48,433       6.71       (0.16)

FEDERAL FUNDS SOLD                                 0           0           --              0             0         --          --
OTHER EARNING ASSETS                           1,755          99         7.54          2,427            99       5.45      (27.69)
                                          ----------   ---------                  ----------     ---------

     TOTAL EARNING ASSETS                  2,765,428     172,354         8.33      2,637,823       162,556       8.23        4.84

CASH & DUE FROM BANKS                         96,393                                  91,520                                 5.32
NONEARNING ASSETS                            109,483                                 101,820                                 7.53
                                          ----------                              ----------

                                          $2,939,419                              $2,801,790                                 4.91
                                          ==========                              ==========

  LIABILITIES & SHAREHOLDER'S EQUITY

NONINTEREST BEARING DEPOSITS                $274,934                                $273,563                                 0.50

INTEREST BEARING DEPOSITS

   SAVINGS AND NOW ACCOUNTS                  301,313       3,807         1.69        253,869         3,214       1.69       18.69
   MONEY MARKET CHECKING                     151,399       1,735         1.53        179,332         2,286       1.70      (15.58)
   MONEY MARKET SAVINGS                      248,566       6,173         3.32        243,925         5,743       3.14        1.90
   SAVINGS CERTIFICATES                    1,123,825      47,828         5.69      1,098,896        46,809       5.69        2.27
   CERTIFICATES OVER $100,000                165,534       6,915         5.59        154,603         6,365       5.50        7.07
                                          ----------   ---------                  ----------     ---------

     TOTAL TIME DEPOSITS                   1,990,637      66,458         4.46      1,930,625        64,417       4.46        3.11
                                          ----------                              ----------

     TOTAL DEPOSITS                        2,265,571                               2,204,188                                 2.78
     CORE DEPOSITS                         2,190,855                               2,122,653                                 3.21

SHORT-TERM BORROWINGS                        294,060      11,788         5.36        276,711        10,899       5.26        6.27
LONG-TERM DEBT                                61,841       2,729         5.90         23,523         1,110       6.30      162.90
                                          ----------   ---------                  ----------     ---------

     TOTAL INTEREST BEARING LIABILITIES    2,346,538      80,975         4.61      2,230,859        76,426       4.58        5.19

OTHER LIABILITIES                             43,353                                  43,476                                (0.28)
                                          ----------                              ----------

     TOTAL LIABILITIES                     2,664,825                               2,547,898                                 4.59

MINORITY INTEREST                              9,588                                   9,105                                 5.30
REDEEMABLE PREFERRED STOCK                     2,175                                   2,175                                 0.00
REDEEMABLE CLASS A COMMON STOCK               21,026                                  19,409                                 8.33
SHAREHOLDER'S EQUITY                         241,805                                 223,203                                 8.33
                                          ----------                              ----------

                                          $2,939,419                              $2,801,790                                 4.91
                                          ==========                              ==========

NET INTEREST INCOME                                      $91,379                                   $86,130
                                                      ==========                                 =========

NET INTEREST MARGIN                                                      4.42%                                   4.36%
GROSS SPREAD                                                             3.72                                    3.66


                       CONSOLIDATED AVERAGE BALANCE SHEET
                          AND RELATED YIELDS AND RATES
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                       (Tax Equivalent Basis-In Thousands)

                                                     THIRD QUARTER 1997                       THIRD QUARTER 1996
                                          -------------------------------------    -------------------------------------   % CHANGE
                                           AVG BAL      INTEREST     RATE/YIELD      AVG BAL      INTEREST    RATE/YIELD    AVG BAL
  ASSETS                                  ----------   ---------     ----------    ----------    ---------    ----------   --------
LOANS (NET OF UNEARNED DISCOUNT)

   COMMERCIAL AND OTHER                     $372,868      $8,761         9.32%      $349,005        $7,867       8.94%       6.84%
   COMMERCIAL REAL ESTATE                    399,720       9,061         8.99        358,901         8,141       9.00       11.37
   AGRICULTURAL                              426,831      10,030         9.32        387,965         8,963       9.17       10.02
   RESIDENTIAL REAL ESTATE                   389,279       8,675         8.84        352,980         7,650       8.60       10.28
   CONSUMER                                  254,652       5,817         9.06        236,449         5,408       9.07        7.70
   TAX-EXEMPT                                 52,315       1,323        10.03         53,956         1,372      10.09       (3.04)
                                          ----------   ---------                  ----------     ---------

     TOTAL LOANS                           1,895,665      43,667         9.14      1,739,256        39,401       8.99        8.99
   RESERVE FOR LOAN LOSSES                   (33,349)                                (30,281)                               10.13
                                          ----------                              ----------

     NET LOANS                             1,862,316                               1,708,975                                 8.97

SECURITIES

   MORTGAGE BACKED                           644,439      10,646         6.55        577,007         9,095       6.25       11.69
   OTHER TAXABLE                             126,257       2,059         6.47        165,982         2,674       6.39      (23.93)
   TAX EXEMPT                                213,298       4,358         8.11        210,695         4,316       8.13        1.24
                                          ----------   ---------                  ----------     ---------
     TOTAL SECURITIES                        983,994      17,063         6.88        953,684        16,085       6.69        3.18

FEDERAL FUNDS SOLD                                 0           0           --              0             0         --          --
OTHER EARNING ASSETS                           1,737          50        11.42          2,359            27       4.54      (26.37)
                                          ----------   ---------                  ----------     ---------

     TOTAL EARNING ASSETS                  2,881,396      60,780         8.37      2,695,299        55,513       8.17        6.90

CASH & DUE FROM BANKS                         99,702                                  89,884                                10.92
NONEARNING ASSETS                            115,520                                 101,078                                14.29
                                          ----------                              ----------

                                          $3,063,269                              $2,855,980                                 7.26
                                          ==========                              ==========

  LIABILITIES & SHAREHOLDER'S EQUITY

NONINTEREST BEARING DEPOSITS                $293,172                                $286,731                                 2.25

INTEREST BEARING DEPOSITS

   SAVINGS AND NOW ACCOUNTS                  308,920       1,350         1.73        252,669         1,047       1.64       22.26
   MONEY MARKET CHECKING                     149,691         570         1.51        176,924           747       1.68      (15.39)
   MONEY MARKET SAVINGS                      249,951       2,117         3.36        240,971         1,919       3.16        3.73
   SAVINGS CERTIFICATES                    1,140,015      16,440         5.72      1,109,849        15,797       5.65        2.72
   CERTIFICATES OVER $100,000                171,790       2,438         5.63        157,188         2,168       5.47        9.29
                                          ----------   ---------                  ----------     ---------

     TOTAL TIME DEPOSITS                   2,020,367      22,915         4.50      1,937,601        21,678       4.44        4.27
                                          ----------                              ----------

     TOTAL DEPOSITS                        2,313,539                               2,224,332                                 4.01
     CORE DEPOSITS                         2,227,609                               2,146,202                                 3.79

SHORT-TERM BORROWINGS                        364,630       5,005         5.45        316,848         4,194       5.25       15.08
LONG-TERM DEBT                                59,073         886         5.95         14,224           222       6.19      315.31
                                          ----------   ---------                  ----------     ---------

   TOTAL INTEREST BEARING LIABILITIES      2,444,070      28,806         4.68      2,268,673        26,094       4.56        7.73

OTHER LIABILITIES                             46,386                                  44,995                                 3.09
                                          ----------                              ----------

     TOTAL LIABILITIES                     2,783,628                               2,600,399                                 7.05

MINORITY INTEREST                              9,758                                   9,056                                 7.75
REDEEMABLE PREFERRED STOCK                     2,195                                   2,195                                 0.00
REDEEMABLE CLASS A COMMON STOCK               21,415                                  19,546                                 9.56
SHAREHOLDER'S EQUITY                         246,273                                 224,784                                 9.56
                                          ----------                              ----------

                                          $3,063,269                              $2,855,980                                 7.26
                                          ==========                              ==========

NET INTEREST INCOME                                      $31,974                                   $29,419
                                                      ==========                                 =========

NET INTEREST MARGIN                                                      4.40%                                   4.33%
GROSS SPREAD                                                             3.69                                    3.61


                           PART II - OTHER INFORMATION

Item 5.  Other information

         As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, on July 22, 1997, the Company signed an agreement with The Halo Bancorporation, Inc. ("HBI") of Devils Lake, North Dakota, for the purchase of First National Bank of Devils Lake ("FNB-DL") and its parent, HBI. This acquisition has since been completed and approved by the necessary regulatory agencies, effective September 4, 1997. Subsequent to this acquisition, the Company intends to merge FNB-DL into First American Bank, National Association, of Minot, North Dakota ("FAB-Minot"), subject to regulatory approval and approval by the shareholders of FAB-Minot. A tentative merger date has been set for November 15, 1997. The FNB-DL bank has assets of over $60 million.

         As previously reported in the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997, the Company's 1997 results will be impacted by the April 1997 floods in the Red River Valley of Minnesota and North Dakota. Approximately 12% of the Company's deposit base and 13% of the loan base are located in the area directly impacted by the flooding. As of September 30, 1997, the Company has not experienced significant increases in either past due loan balances or charge-offs, as a result of the flooding. In June 1997, based upon initial assessments, the Company added $600 thousand to its reserve for loan losses. The full extent of the flood damage is not yet known, as the number of the Company's borrowers suffering losses, the amount of assistance those customers might receive, and the ability of these customers to recover, long-term, from the flood, are still being determined. Although the Company continues to assess the potential long-term effects the flood may have on its loan portfolio, the Company's management continues to believe that the combination of loan loss reserves and high levels of capitalization should be adequate to cover any losses ultimately realized by the Company from this flood.

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

(b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 1997 or during the period from September 30, 1997 to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 1997              BREMER FINANCIAL CORPORATION


                                      By: /s/ Terry M. Cummings
                                          -------------------------------
                                          Terry M. Cummings
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                      By: /s/ Stuart F. Bradt
                                          -------------------------------
                                          Stuart F. Bradt
                                          Controller
                                          (Chief Accounting Officer)