Form 10-K
period 1997-12-31
BREMER FINANCIAL CORPORATION
filed 1998-03-11
CIK 846616

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

                                -----------------

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           FOR THE TRANSITION PERIOD FROM ___________ TO ___________.


                         COMMISSION FILE NUMBER 0-18342

                                -----------------

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

                                -----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

                                -----------------

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Class A Common
                                                             Stock, no par value

                                -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based upon the $23.24 per share book value of the shares of class A common stock of the Company as of December 31, 1997, the aggregate value of the Company's shares of class A common stock held by employees and directors as of such date was approximately $22.3 million.

     As of March 13, 1998, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

================================================================================

                          BREMER FINANCIAL CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997


                                     INDEX

                                                                           PAGE
                                                                           ----
Documents Incorporated by Reference ......................................   ii
Cross Reference Sheet ....................................................  iii


PART I

Item  1.   Business ......................................................    1
Item  2.   Properties ....................................................    3
Item  3.   Legal Proceedings .............................................    3
Item  4.   Submission of Matters to a Vote of Security Holders ...........    3


PART II

Item  5.   Market for Registrant's Common Equity and Related Stockholder
           Matters .......................................................    3
Item  6.   Selected Financial Data .......................................    7
Item  7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................    8
Item  8.   Financial Statements and Supplementary Data ...................   25
Item  9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure ......................................   44


PART III

Item 10. through Item 13.   See "Documents Incorporated by Reference"
                            (Page ii) ....................................   44


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K ......................................................   44


Signatures ...............................................................   47

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:


PARTS OF ANNUAL REPORT ON FORM 10-K              DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------              -----------------------------------
 PART II

 Item  5.   Market for Registrant's Common       Reference is made to the portions described
            Equity and Related Stockholder       herein of the final Prospectus of the Company
            Matters.                             dated April 20, 1989 filed with the Securities
                                                 and Exchange Commission on April 20, 1989.
 PART III

 Item 10.   Directors and Executive Officers     Reference is made to the Registrant's definitive
            of the Registrant.                   proxy statement ("Proxy Statement"), which
                                                 will be filed with the Securities and Exchange
                                                 Commission ("Commission") within 120 days after
                                                 December 31, 1997.

 Item 11.   Executive Compensation.              Reference is made to the Registrant's Proxy
                                                 Statement.

 Item 12.   Security Ownership of Certain        Reference is made to the Registrant's Proxy
            Beneficial Owners and Management.    Statement.

 Item 13.   Certain Relationships and Related    Reference is made to the Registrant's Proxy
            Transactions.                        Statement.



           (The remainder of this page was intentionally left blank.)

                             CROSS REFERENCE SHEET

                            BETWEEN ITEMS IN PART III
                                OF FORM 10-K AND
                                 PROXY STATEMENT
         PURSUANT TO PARAGRAPH G-4 OF GENERAL INSTRUCTIONS TO FORM 10-K

                                                             SUBJECT HEADINGS
ITEM NUMBER AND CAPTION                                     IN PROXY STATEMENT
----------------------------------------------------      ----------------------

Item 10.    Directors and Executive Officers of the
            Registrant.                                   Election of Directors

Item 11.    Executive Compensation.                       Election of Directors

Item 12.    Security Ownership of Certain Beneficial
             Owners and Management.                       Principal Stockholders

Item 13.    Certain Relationships and Related
            Transactions.                                 Election of Directors



           (The remainder of this page was intentionally left blank.)

                                     PART I.

     Certain statements in this Annual Report on Form 10-K and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities Act of 1934, as amended ("Exchange Act"). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements.


ITEM 1. BUSINESS.

GENERAL
     Bremer Financial Corporation (the "Company") is a regional multi-state bank holding company headquartered in St. Paul, Minnesota, and incorporated under Minnesota law on December 7, 1943. As of March 13, 1998, the Company owned at least 96.2% of the total outstanding capital stock of its 14 subsidiary banks (collectively, "Subsidiary Banks"). As a bank holding company, the Company is subject to the federal Bank Holding Company Act of 1956, as amended ("Holding Company Act"), and to regulation and supervision by the Federal Reserve System (including the Board of Governors of the Federal Reserve System). The Subsidiary Banks are located in Minnesota, Wisconsin and North Dakota and have a total of 85 offices throughout these states. The Subsidiary Banks draw most of their deposits from and make substantially all of their loans within the states of Minnesota, Wisconsin and North Dakota and have no foreign loans. At December 31, 1997, the Company and its subsidiaries (including the Subsidiary Banks) had consolidated assets of approximately $3.2 billion and consolidated deposits of approximately $2.4 billion. The Subsidiary Banks ranged in size from $64.9 million to $416.7 million in total assets and from $58.7 million to $336.6 million in total deposits as of December 31, 1997. See the portion of this Form 10-K, Item 1. entitled "Business Developments in 1997."

     The Company also owns several financial services subsidiaries. It owns all of the outstanding capital stock of First American Trust, National Association ("First American Trust"), which provides trust and other fiduciary services to most of the Subsidiary Banks' communities; First American Insurance Agencies, Inc. (the "Insurance Agencies"), which provides insurance agency services to the Subsidiary Banks' communities; Bremer Financial Services, Inc. ("Bremer Financial"), which provides management and support services to the Company and its subsidiaries; Premium Finance Corporation ("Premium Finance"), which provides commercial insurance premium financing services in Wisconsin, Minnesota, and North Dakota; Bremer Business Finance Corporation ("BBFC"), which provides asset-based lending and leasing services; and First American Services, Inc. ("First American Services"), which provides operations and support services to the Subsidiary Banks. The Company also owns a controlling portion of the capital stock of Bremer First American Life Insurance Company, which is engaged in the underwriting and reinsurance of credit life and health insurance sold in conjunction with the extension of credit by the Subsidiary Banks.

     Consumer investment products and services are available at the Subsidiary Banks through INVEST Financial Corporation of Tampa, Florida ("INVEST"). The Company and its Subsidiary Banks have entered into a fully disclosed agreement with INVEST whereby the Company and its subsidiaries deliver investment services to its customers through a network of Subsidiary Banks' offices and receive a portion of the commissions earned by the investment representatives.

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

TRADEMARKS
     The Company has registered its stylized "Bremer Eagle" symbol with the United States Patent and Trademark Office. This trademark is used by all of the Company's affiliates, including the Subsidiary Banks. The Company has also registered a stylized version of the word "Transaction" with the United States Patent and Trademark Office for use in connection with the Subsidiary Banks' automated teller machine cards. The Company has registered no other trademarks, patents or copyrights. While management believes that a trademark or service mark is useful in identifying and advertising a common identity among the Subsidiary Banks and the Company or a service offered by the Subsidiary Banks, it also believes that the "Bremer Eagle" symbol, the "Transaction" service mark, or any other trademark, patent or copyright or the registration thereof is not material to the business of the Company or its subsidiaries.

BUSINESS DEVELOPMENTS IN 1997
     During 1997 and January 1998, the Company expanded its operations into new markets via the addition of supermarket and de novo branches. These branch additions consist of supermarket locations in Brooklyn Park, Minnesota (opened in June 1997); Baxter, Minnesota (opened in July 1997); White Bear Lake, Minnesota (opened in August 1997); and a de novo branch in Sartell, Minnesota (opened in January 1998). First American Bank, National Association located in Moorhead, Minnesota opened its new main bank facility in May 1997.

     On January 9, 1997, First American Bank, National Association of Detroit Lakes, Minnesota completed the acquisition of approximately $12.4 million of deposits from the Perham, Minnesota branch of Brainerd National Bank.

     On January 24, 1997, First American Trust, National Association introduced the Bremer Mutual Fund Family, which currently consists of two no-load mutual funds, the Bremer Growth Stock Fund and the Bremer Bond Fund, that are offered through Bremer Investment Funds, Incorporated. The funds are managed by First American Trust, National Association.

     On March 1, 1997, First American Insurance Agencies, Inc. of St. Paul, Minnesota (a wholly-owned subsidiary of the Company) acquired the Paul E. Hedlund Insurance Agency in Boyceville, Wisconsin. The Paul E. Hedlund Insurance Agency has annual premiums of $900,000.

     On March 1, 1997, the Company completed its conversion of all its state-chartered Subsidiary Banks to national charters. This had the effect of standardizing the law and regulations applicable to the Subsidiary Banks, including reporting requirements. In addition, this conversion resulted in the advantage of interacting with only one regulatory agency.

     On September 1, 1997, First American Trust, National Association completed its conversion from a state charter to a national charter. This conversion was consistent with that of the Subsidiary Banks to become governed by one regulatory agency.

     On September 4, 1997, the Company acquired First National Bank of Devils Lake, North Dakota ("FNB-DL") and its parent company, The Halo Bancorporation, Inc. ("HBI"). Subsequently, the Company merged FNB-DL into First American Bank, National Association, of Minot, North Dakota ("FAB-Minot") on November 15, 1997. The FNB-DL bank had assets of over $60 million.

     On January 1, 1998, First American Insurance Agencies, Inc. of St. Paul, Minnesota (a wholly-owned subsidiary of the Company) merged with First American Insurance Agencies, Inc. of Casselton, North Dakota (a wholly-owned subsidiary of the Company).

EMPLOYEES
     As of March 13, 1998, the Company and its subsidiaries (including the Subsidiary Banks) had a total of 1,300 full-time equivalent positions. The Company and each of its subsidiaries considers its relations with employees to be good. None of the Company's employees is a member of a collective bargaining unit.

ITEM 2. PROPERTIES.
     The Company leases its principal offices at 445 Minnesota Street, Suite 2000, St. Paul, Minnesota 55101, which consist of approximately 20,000 square feet of space. Management believes that these facilities will be sufficient for the Company's needs in the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted during the fourth quarter of the year ended December 31, 1997 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION
     There is no established trading market for the shares of the Company's class A common stock. To the best of the Company's knowledge, during the period from May 18, 1989 (the closing date of the registered initial public offering of the Company's class A common stock) through and including March 6, 1998, a majority of the purchases and sales of shares of the class A common stock have consisted of transfers effected upon the exercise of the options described in the portions of the Company's Prospectus dated April 20, 1989 ("Prospectus") entitled "Description of Capital Stock -- Description of Class A Common Stock -- Restrictions on Transfer" on page 62 of the Prospectus and "Description of Capital Stock -- Description of Class A Common Stock First Call Option to Company" on page 64 of the Prospectus (which portions are hereby incorporated by reference pursuant to Rule 12b-23 under the Securities Exchange Act of 1934). The Company is not obligated to purchase any shares of class A common stock from a holder upon the exercise of a put option if the purchase price paid for the shares subject to the put option, when added to the purchase price paid for all previous purchases of class A common stock during the preceding twelve-month period, would exceed 10% of the Company's net worth as of the date of such purchase. As of December 31, 1997, the Company's net worth, including redeemable class A common stock, was $278.8 million and 10% of the Company's net worth and redeemable class A common stock, was $27.9 million.

     During the period from January 1, 1997 and through and including March 6, 1998, the Company did not directly purchase any shares of class A common stock but assigned to its Employee Stock Ownership Plan ("ESOP") and the Bremer Banks Profit Sharing Plus Plan ("Profit Sharing Plan") its options to purchase a total of 74,292.0484 shares. The ESOP and the Profit Sharing Plan purchased these shares and then transferred them to employees of the Company and its subsidiaries through the ESOP and the Profit Sharing Plan. In addition, 7,739.0 shares of class A common stock were transferred directly between individuals at various times throughout the year. To the best of the Company's knowledge, these were the only transfers of shares of class A common stock effected during the period from January 1, 1997 through and including March 6, 1998. The sales price of the shares of class A common stock in such transactions ranged from $21.18 to $31.20 per share. These prices were equal to either the per share book value of the class A common stock as shown in the Company's consolidated balance sheet dated as of the last day of the immediately preceding fiscal quarter or, and only with respect to shares transferred that had been held for employees in the ESOP, the per share fair market values of $26.35, $28.90, and $31.20 as of June 30, 1996, December 31, 1996, and June 30, 1997, respectively, as determined by an independent appraiser. At December 31, 1997, the most recent date for which a per share book value for the class A common stock is available, such value was $23.24.

     To the best of the Company's knowledge, no brokers are used to sell the shares of class A common stock, and there are no market makers for the class A common stock.

HOLDERS

     As of March 6, 1998, there were approximately 1,200 holders of record of the shares of class A common stock.

DIVIDENDS

     The Subsidiary Banks' ability to pay dividends to the Company and the Company's ability to pay dividends to holders of the class A common stock are restricted and limited. (The restrictions on payments of dividends also are described in Note O of the Company's Notes to Consolidated Financial Statements set forth in Item 8 of this Form 10-K.) Each of the Subsidiary Banks is subject to extensive regulation regarding the payment of dividends and other matters. With the completion of the conversion of the Company's state-chartered Subsidiary Banks to national charters in March 1997, all Subsidiary Banks are regulated by the Office of the Comptroller of the Currency ("Comptroller"). In addition, because the deposits of the Company's Subsidiary Banks are insured up to the applicable limit (currently $100,000) by the Federal Deposit Insurance Corporation ("FDIC"), all of the Subsidiary Banks are subject to regulation by the FDIC. The Company and the Foundation, as bank holding companies, are regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

     DIVIDENDS FROM SUBSIDIARY BANKS. A substantial portion of the Company's cash flow and income is derived from dividends paid to it by the Subsidiary Banks, and restrictions on the payment of such dividends could affect the payment of dividends by the Company. With regard to the Subsidiary Banks, and in addition to the statutory prohibition against the withdrawal of any portion of a national bank's capital and certain statutory limitations on the payment of dividends, the approval of the Comptroller is required for the payment of any dividend by any national bank if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus. The Comptroller also has issued a banking circular emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank's current and expected earnings stream, the bank's need to maintain an adequate capital base, and other factors.

     In addition to the foregoing limitations, the appropriate federal banking agency could take the position that it has the power to prohibit a national bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices.

     The payment of dividends by any national bank also is affected by the requirements to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Comptroller. The Comptroller has issued capital adequacy regulations for national banks subject to the Comptroller's primary supervision. These regulations provide for a minimum tier 1 capital to total assets (leverage) ratio of 3.00% for the most highly-rated banks and a minimum total capital to risk-weighted assets (total capital) ratio of 8.00%. These guidelines and regulations further provide that capital adequacy is to be considered on a case-by-case basis in view of various qualitative factors that affect a bank's overall financial condition. Most banking organizations are expected to maintain a leverage ratio of 100 to 200 basis points above this minimum depending on their financial condition. The Subsidiary Banks are in compliance with the Comptroller's minimum capital guidelines. See the discussion of the capital adequacy guidelines set forth in the portion of Part II of this Form 10-K entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Management."

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

     As of December 31, 1997, the Subsidiary Banks had retained earnings of $46.5 million which were available for distribution to the Company as dividends in 1998 subject to regulatory and administrative restrictions. Of this amount, approximately $38.7 million was available for distribution without obtaining the prior approval of the appropriate bank regulator. In 1996 and 1997, the Subsidiary Banks paid total dividends to the Company of $22.8 million and $32.2 million, respectively. Thirteen of the fourteen banks that were Subsidiary Banks in 1996 and 1997 paid dividends in both years. Of the Subsidiary Banks that paid dividends in 1996 and/or 1997, the range of dividend payouts (dividends paid divided by net income) was 42.9% to 102.1% in 1996 and 5.8% to 323.0% in 1997.

     Under the ESOP, and at the option of the ESOP's Administrator, cash dividends declared on the shares of class A common stock held by the ESOP will be allocated to the ESOP participants. To the extent that cash dividends declared on the class A common stock held by the ESOP are distributed to the participants (whether directly or indirectly), the dividends will be deductible to the Company. Any dividends paid in the form of class A common stock with respect to shares allocated to the individual participants' accounts will be allocated to such accounts.

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

     DIVIDENDS FROM COMPANY. The payment of dividends by the Company, as a bank holding company, is limited by, among other things, the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Reserve Board. These guidelines are substantially similar to those promulgated by the Comptroller with respect to national banks, which are discussed above. The payment of dividends by a bank holding company also is subject to the general limitation that the Federal Reserve Board could take the position that it has the power to prohibit the bank holding company from paying dividends if, in its view, such payments would constitute an unsafe or unsound practice.

     The Company declared and paid dividends to the Foundation and all other holders of its class A common stock of $12.6 million in 1996 and $14.4 million in 1997. In 1996, $3.0 million of dividends were paid in each of the first, second, and third quarters, and $3.6 million of dividends were paid in the fourth quarter. In 1997, $3.6 million of dividends were paid in each of the four quarters. The dividend yield, which consists of dividends paid during the year divided by shareholder's equity as of the last day of the preceding year, was 5.3% and 5.7% for the years ended December 31, 1996 and 1997, respectively.

MARKET RISK
     Market risk is the risk of loss due to adverse changes in market prices and rates. The management of this risk is an integral part of the Company's financial objectives. Interest rate risk is the risk that changing interest rates will adversely affect net interest income and balance sheet valuations caused by differences in the repricing and maturing characteristics of assets and liabilities. Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

     The Company's approach to interest rate risk management is a responsibility that rests with both the Subsidiary Banks' and the Company's asset/liability committees (the "ALCOs"), which meet on a frequent basis and provide periodic updates to their respective Boards of Directors. The ALCOs manage the mix of assets and liabilities with the goals of minimizing the exposure to interest rate risk and ensuring adequate liquidity to meet the commitments of the Company. The ALCOs establish policies that monitor and coordinate the Company's and Subsidiary Banks' sources, uses and pricing of funds and develop strategies to minimize Company-wide exposure to adverse interest rate trends. The ALCOs are also involved in the development of economic projections for the Company's strategic planning process. The tools used to measure interest rate risk include gap analysis, simulation of future net interest income, and a valuation model which measures the sensitivity of balance sheet valuations to changes in interest rates.

     In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows generated. In each case, the cash flows are discounted by a market interest rate chosen to reflect as closely as possible the characteristics of the given asset or liability as obtained from independent broker quotations and other public sources as of December 31, 1997. The impact on valuations is then calculated for a 200 basis point rate shock. The rate shock is an instantaneous change in market rates across the yield curve.

     Significant assumptions required in the use of the valuation model include estimates regarding prepayment activity and the behavior of non-maturity deposits in various interest rate environments. The model does not reflect actions the ALCOs could initiate in response to a change in interest rates.

     The valuation model indicates that the value of assets would decline 3% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity impact from this 200 basis point increase in rates would be a decrease of 8%.

ITEM 6. SELECTED FINANCIAL DATA.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS

                                               1997       CHANGE        1996            1995          1994          1993
                                           -----------    ------    -----------      ---------     ---------     ---------
OPERATING RESULTS (in thousands)
 Total interest income ..................  $   226,550      7.5%    $   210,703        199,781       162,267       149,192
 Net interest income ....................      116,581      7.8         108,193        100,645        94,083        87,094
 Net interest income (1) ................      124,169      7.2         115,862        107,898       100,698        93,665
 Provision for loan losses ..............        4,746     72.2           2,756          1,780        (1,300)       (1,000)
 Noninterest income .....................       38,681     14.3          33,842         27,892        26,768        30,816
 Noninterest expense ....................       98,255      6.4          92,325         87,296        85,636        79,762
 Net income .............................       35,060     10.2          31,817         27,136        25,797        26,885
 Dividends ..............................       14,400     14.3          12,600          9,600         9,360         7,200

AVERAGE BALANCES (in thousands)
 Total assets . .........................    2,986,600      6.0       2,817,062      2,647,758     2,356,426     2,137,952
 Loans ..................................    1,838,218      8.9       1,687,900      1,545,693     1,330,802     1,173,742
 Securities .............................      963,806      0.5         959,278        942,521       893,266       843,394
 Deposits ...............................    2,300,311      4.0       2,211,280      2,113,070     1,903,284     1,776,395
 Redeemable class A common stock . ......       21,322      8.3          19,686         17,672        16,347        15,191
 Shareholder's equity ...................      245,206      8.3         226,388        203,222       187,986       174,702

PERIOD-END BALANCES (in thousands)
 Total assets . .........................    3,173,701      8.5       2,925,651      2,812,232     2,537,712     2,279,853
 Loans ..................................    1,964,127     11.8       1,756,146      1,627,013     1,443,671     1,238,941
 Securities .............................      992,249      6.0         935,774        984,768       907,211       875,454
 Deposits ...............................    2,442,498      7.0       2,283,446      2,242,307     2,024,464     1,894,453
 Redeemable class A common stock . ......       22,308      9.7          20,337         19,035        16,308        16,386
 Shareholder's equity ...................      256,541      9.7         233,870        218,906       187,538       188,434

FINANCIAL RATIOS
 Return on average total assets (2) .....         1.22%      --            1.18%          1.07          1.15          1.32
 Return on average
  realized equity (3)(4) ................        13.32       --           13.08          12.06         12.41         14.16
 Average equity to average
  total assets (3) ......................         8.92       --            8.74           8.34          8.67          8.88
 Tangible equity to total assets ........         8.67       --            8.62           8.40          8.03          9.14
 Dividend payout ........................        41.07       --           39.60          35.38         36.28         26.78
 Net interest margin (1) ................         4.43       --            4.37           4.33          4.52          4.64
 Efficiency ratio .......................        58.43       --           59.87          63.03         64.54         64.71
 Net charge-offs to average
  total loans ...........................         0.09       --            0.03           0.08          0.02          0.03
 Reserve for loan losses to
  total loans ...........................         1.74       --            1.74           1.74          1.87          2.23

PER SHARE OF COMMON STOCK (3)
 Net income-basic .......................  $      2.92     10.2     $      2.65           2.26          2.15          2.24
 Dividends paid .........................         1.20     14.3            1.05           0.80          0.78          0.60
 Book value .............................        23.24      9.7           21.18          19.83         16.99         17.07
 Realized book value (4) ................        22.80      8.2           21.08          19.47         18.01         16.65

------------------
(1)  Tax-equivalent basis (TEB).

(2)  Calculation is based on income before minority interests.

(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.

(4)  Excluding net unrealized gain (loss) on securities available for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

     EARNINGS. The Company reported net income of $35.1 million for the year ended December 31, 1997, a $3.3 million or 10.2% increase from the $31.8 million earned in 1996. Basic earnings per share were $2.92 in 1997 compared to $2.65 in 1996. Return on realized equity was 13.32% in 1997, as compared to the 13.08% return in 1996. Return on average assets was 1.22% in 1997, versus 1.18% in 1996. To facilitate comparisons, net interest income and net interest margin in the accompanying discussion and tables have been adjusted to show tax-exempt income, such as interest on municipal securities and loans, on a tax-equivalent basis. Table I presents a comparative summary of operating data for 1993 through 1997. Table II presents the major components affecting the changes in return on assets for 1997.


                                     TABLE I

                 SUMMARY INCOME STATEMENT (TAX-EQUIVALENT BASIS)

                                               1997       CHANGE         1996           1995          1994         1993
                                            ---------     ------      ---------       --------      --------     --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income .......................     $ 226,550       7.5%      $ 210,703        199,781       162,267      149,192
Taxable-equivalent adjustment .........         7,588      (1.1)          7,669          7,253         6,615        6,571
                                            ---------                 ---------        -------       -------      -------
 Interest income --
  taxable-equivalent ..................       234,138       7.2         218,372        207,034       168,882      155,763
Interest expense ......................       109,969       7.3         102,510         99,136        68,184       62,098
                                            ---------                 ---------        -------       -------      -------
 Net interest income --
  taxable-equivalent ..................       124,169       7.2         115,862        107,898       100,698       93,665
Provision for loan losses .............         4,746      72.2           2,756          1,780        (1,300)      (1,000)
                                            ---------                 ---------        -------       -------      -------
 Net funds function ...................       119,423       5.6         113,106        106,118       101,998       94,665
Noninterest income ....................        38,681      14.3          33,842         27,892        26,768       30,816
                                            ---------                 ---------        -------       -------      -------
 Adjusted gross income ................       158,104       7.6         146,948        134,010       128,766      125,481
Noninterest expense ...................        98,255       6.4          92,325         87,296        85,636       79,762
                                            ---------                 ---------        -------       -------      -------
 Income before taxes ..................        59,849       9.6          54,623         46,714        43,130       45,719
Income taxes ..........................        17,201      13.6          15,137         12,325        10,718       12,263
Taxable-equivalent adjustment .........         7,588      (1.1)          7,669          7,253         6,615        6,571
                                            ---------                 ---------        -------       -------      -------
 Net income ...........................     $  35,060      10.2%      $  31,817         27,136        25,797       26,885
                                            =========                 =========        =======       =======      =======
Earnings per share-basic ..............     $    2.92      10.2%      $    2.65           2.26          2.15         2.24
Dividends paid per share ..............     $    1.20      14.3%      $    1.05           0.80          0.78         0.60


                                    TABLE II

                           CHANGES IN RETURN ON ASSETS

                                                                   1997 VS 1996
                                                                   ------------

Return on assets, prior year ..................................        1.18%
Increases
  Net interest income (TEB) ...................................        0.04
  Service charges .............................................        0.07
  Trust fees ..................................................        0.02
  Brokerage ...................................................        0.01
  Gain on sale of loans .......................................        0.01
  Data processing fees ........................................        0.05
  FDIC premiums and examination fees ..........................        0.02
  Professional fees ...........................................        0.02
                                                                       ----
   Total increases ............................................        0.24
                                                                       ----
Decreases
  Gain on sale of securities ..................................        0.01
  Provision for loan loss .....................................        0.06
  Salaries and wages ..........................................        0.06
  Employee benefits ...........................................        0.01
  Provision for income taxes ..................................        0.02
  Other noninterest expense, net ..............................        0.04
                                                                       ----
   Total decreases ............................................        0.20
                                                                       ----
Return on assets, current year ................................        1.22%
                                                                       ====

     EQUITY OF SHAREHOLDERS. Shareholder's equity and redeemable class A common stock totaled $278.8 million at December 31, 1997. Book value per share increased from $21.18 at December 31, 1996 to $23.24 at December 31, 1997, while dividends paid per share increased from $1.05 to $1.20. The 1997 dividends paid of $14.4 million represented 5.7% of the equity of shareholders at December 31, 1996 and 41.1% of 1997 net income. Realized book value per share, which excludes the impact of Financial Accounting Standards No. 115 (FAS 115), increased from $21.08 at December 31, 1996 to $22.80 at December 31, 1997.

INCOME STATEMENT ANALYSIS

     NET INTEREST INCOME. The most significant component of the Company's earnings is net interest income, which is the difference between interest earned on assets and interest paid on liabilities. Net interest margin measures the effectiveness of generating net interest income on earning assets and is calculated by dividing net interest income by earning assets. The following table sets forth certain information regarding changes in net interest income (tax-equivalent basis, "TEB"), by volume and rate, of the Company for the periods indicated.


                                    TABLE III

                      CHANGES IN NET INTEREST INCOME (TEB)

                                                  1997 VS 1996                               1996 VS 1995
                                       -----------------------------------       -----------------------------------
                                       VOLUME      YIELD/RATE*       TOTAL       VOLUME      YIELD/RATE*       TOTAL
                                       ------      -----------       -----       ------      -----------       -----
                                                                       (IN THOUSANDS)
Increase (decrease) in:
 Interest income
   Loans .........................    $13,628           305         13,933       13,170         (2,758)        10,412
   Taxable securities ............        408         1,559          1,967          535           (244)           291
   Tax-exempt securities .........         31          (167)          (136)         896           (228)           668
   Other earning assets ..........        (29)           31              2          (16)           (17)           (33)
                                      -------         -----         ------       ------         ------         ------
    Total ........................     14,038         1,728         15,766       14,585         (3,247)        11,338
                                      -------         -----         ------       ------         ------         ------
 Interest expense
   Savings deposits ..............        469           585          1,054          181         (2,165)        (1,984)
   Other time deposits ...........      2,689           422          3,111        4,140           (782)         3,358
   Short-term borrowings .........      1,133           373          1,506        2,916           (744)         2,172
   Long-term debt ................      1,996          (208)         1,788          (77)           (95)          (172)
                                      -------         -----         ------       ------         ------         ------
    Total ........................      6,287         1,172          7,459        7,160         (3,786)         3,374
                                      -------         -----         ------       ------         ------         ------
Net interest income ..............    $ 7,751           556          8,307        7,425            539          7,964
                                      =======         =====         ======       ======         ======         ======

------------------
*All changes in net interest income, other than those due to volume, have been allocated to yield/rate.

     Tax-equivalent net interest income for 1997 was $124.2 million, an increase of $8.3 million or 7.2% from 1996. The increase in net interest income resulted from a $154.3 million increase in average earning assets and an increase in the net interest margin, which improved 6 basis points from 4.37% in 1996 to 4.43% in 1997. The increase in net interest margin was primarily due to an increased spread in rates during 1997, as costs on interest bearing liabilities increased less than yields on earning assets. The interest bearing liabilities cost and net interest margin were impacted by increased rates paid on interest bearing savings deposits and certificates, as well as the increased use of other borrowings, with higher costs, to fund a portion of the earning asset growth experienced in 1997. Favorably impacting the net interest margin was an increase in the earning asset yield of 11 basis points, resulting from a 16 basis point increase in securities yields, coupled with a favorable change in the mix of earning assets.

     PROVISION FOR LOAN LOSSES. The provision for loan losses reflects the cost associated with the risks inherent in the loan portfolio, taking into consideration an evaluation of economic conditions, changes in the composition and size of the loan portfolio, net charge-offs, and the level of nonperforming and other problem loans. From December 31, 1996 to December 31, 1997, nonperforming loans decreased $1.4 million to $9.9 million. Meanwhile, the quality of the portfolio, as measured by the ratio of classified loans to total loans, reflected only modest deterioration during each quarter of 1997, despite strong loan growth. The ratio of classified loans to total loans increased from 5.16% at December 31, 1996, to 5.84% at December 31, 1997. The deterioration in credit quality was focused in the agricultural portfolio of three of the Company's Subsidiary Banks and in segments of the Company's retail portfolio. Farmers in a few of the Company's markets experienced another season of adverse growing conditions, particularly for small grain crops. The Company also experienced some weakening in general consumer loans and credit card debt. The reserve to outstanding loan ratio remained at 1.74% in 1997, while the reserve to nonperforming loan coverage increased from 271.1% to 347.1% from 1996 to 1997. The reserve for loan losses remains strong as compared to the Company's peer group. A complete discussion of asset quality and credit management can be found in the "Corporate Risk Profile" section of Item 7 in this Form 10-K.

     NONINTEREST INCOME. Noninterest income was $38.7 million in 1997 compared to $33.8 million in 1996, representing a $4.9 million or 14.3% increase. Contributing to this increase in noninterest income were strong growth in service charge income of $3.0 million or 23.0% and trust commissions of $933 thousand or 17.5%. Also contributing to the increase in noninterest income was an increase in brokerage commissions of $404 thousand or 16.0% and an increase in insurance commissions of $421 thousand or 5.9%. Gains on loans sold in the secondary market grew as the volume of real estate mortgage financing increased in 1997 driven by a more favorable interest rate environment. Table IV presents the components of noninterest income.


                                    TABLE IV

                               NONINTEREST INCOME

                                            1997        CHANGE        1996        1995        1994        1993
                                          -------       ------      -------      ------      ------      ------
                                                                     (IN THOUSANDS)
Service charges ......................    $15,787         23.0%     $12,837      11,047       9,627       8,823
Insurance ............................      7,503          5.9        7,082       5,503       4,716       4,671
Trust ................................      6,265         17.5        5,332       4,784       4,502       4,462
Brokerage ............................      2,935         16.0        2,531       1,243       1,865       1,950
Gain on sale of loans ................      2,550         19.3        2,138       1,302       1,649       3,949
Gain on sale of other assets .........        183         35.6          135         709       1,548       2,118
Other ................................      3,583         (1.6)       3,640       3,000       3,131       3,058
                                          -------                   -------      ------       -----       -----
 Operating noninterest income              38,806         15.2       33,695      27,588      27,038      29,031
(Loss) gain on sale of securities            (125)      (185.0)         147         304        (270)      1,785
                                          -------                   -------      ------      ------      ------
   Total .............................    $38,681         14.3%     $33,842      27,892      26,768      30,816
                                          =======                   =======      ======      ======      ======

     NONINTEREST EXPENSE. Noninterest expense increased $5.9 million or 6.4% from 1996 to 1997. The following table summarizes the components of noninterest expense from 1993 to 1997.


                                     TABLE V

                               NONINTEREST EXPENSE

                                             1997      CHANGE         1996         1995        1994        1993
                                           -------     ------        -------      ------      ------      ------
                                                                       (IN THOUSANDS)
Salaries and wages ....................    $44,912       10.4%       $40,676      37,325      36,556      33,633
Employee benefits .....................     11,690        8.9         10,739      10,878      11,254      10,340
Occupancy .............................      6,005        4.3          5,756       5,433       4,871       4,614
Furniture and equipment ...............      6,819        8.3          6,294       5,216       4,507       4,084
Printing, postage and
 office supplies ......................      5,189        8.1          4,802       4,584       3,910       3,715
Marketing .............................      3,609        9.2          3,306       3,041       2,954       2,440
Data processing fees ..................      6,513      (12.3)         7,428       7,153       6,852       6,513
Other real estate owned ...............        149      166.1             56          84         (63)        791
Minority interest in earnings .........      1,486        6.1          1,400       1,277       1,271       1,408
FDIC premiums and
 examination fees .....................        555      (48.4)         1,075       2,901       4,719       4,449
Other .................................     11,328        5.0         10,793       9,404       8,805       7,775
                                           -------                   -------      ------      ------      ------
 Total ................................    $98,255        6.4%       $92,325      87,296      85,636      79,762
                                           =======                   =======      ======      ======      ======

     Personnel costs, which accounted for 57.6% of noninterest expense, increased $5.2 million or 10.1%, as salaries and wages increased 10.4%. Affecting 1997 personnel costs were approximately $2.2 million in salaries and benefits relating to acquisitions and expansion into new markets. Excluding these costs, personnel costs would have increased $3.0 million or 5.9% over 1996.

     Excluding personnel costs, noninterest expense increased $743 thousand or 1.8%. Contributing to this increase was a $525 thousand increase in furniture and equipment expense due to the depreciation expense associated with the upgrading of technology throughout the Company and expansion into new markets. Also contributing to the increase in noninterest expense was a $535 thousand increase in other expenses driven primarily by an increase of $246 thousand in lending costs associated with the growth experienced in real estate mortgage lending and a $95 thousand increase in amortization of intangible assets. Offsetting some of the increase in noninterest expense was a decrease of $915 thousand in data processing expenses as the Company began to realize cost savings associated with the execution of a new data processing contract in early 1997. Also offsetting some of the increase in noninterest expense was a $520 thousand decrease in FDIC premiums and examination fees as FDIC insurance premiums continued to decline and the Company experienced a one-time reduction in examination fees due to the conversion of its state-chartered Subsidiary Banks to national charters.

     A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio improved from 59.9% in 1996 to 58.4% in 1997. Contributing to this improvement were significant increases in tax-equivalent net interest income of 7.2% and recurring noninterest income of 15.3%, and modest growth in recurring noninterest expense of 6.4%. The Company will continue its strategic focus to operate with an efficiency ratio below 60%.

     INCOME TAXES. Income tax expense, which consists of provisions for federal and state income taxes, was $17.2 million for 1997, representing an increase of $2.1 million from 1996. Comparing 1997 to 1996, the Company's effective tax rate also increased, from 32.2% to 32.9%, reflecting the impact of proportionately more taxable than tax-exempt income in 1997. For further discussion and detail on the Company's income taxes, refer to Notes A and M to the Consolidated Financial Statements found in the portion of Part II of this Form 10-K entitled "Item 8. Financial Statements and Supplementary Data."


CORPORATE RISK PROFILE

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

     CREDIT RISK MANAGEMENT. The Company manages asset quality and controls credit risk through standardized lending policies and procedures and an internal loan review system. The Company, through its corporate credit administration and review department in cooperation with the Subsidiary Banks, has developed a credit philosophy aimed at minimizing credit risk by emphasizing the importance of a strong credit management process. This process is essentially aimed at managing credit risk from the initial request through the life of the loan.

     LOAN PORTFOLIO REVIEW. One of the ways the Company manages its credit risk is by maintaining a loan portfolio that management believes is well diversified by industry and size of loan. The Company also benefits from significant diversity among its banks, both as to loan type and local economic conditions. For example, while small grain production was down in several markets, it was a good year for sugar beet producers, and milk prices were generally stable. Similarly, the hospitality industry was stronger in some geographical areas than in other areas. As a result of this type of diversification, concentrations and risks in any single category are acceptable, as indicated by the following table summarizing the composition of the portfolio.


                                    TABLE VI

                                 LOAN PORTFOLIO

                                                                          DECEMBER 31
                            --------------------------------------------------------------------------------------------------------
                                     1997                 1996                 1995                 1994                 1993
                            -------------------  --------------------  -------------------  -------------------  -------------------
                              AMOUNT       %       AMOUNT        %       AMOUNT       %       AMOUNT       %       AMOUNT       %
                            ----------  -------  ----------   -------  ----------  -------  ----------  -------  ----------  -------
                                                                        (IN THOUSANDS)
Commercial and other ...... $  387,048   19.66%  $  346,602    19.69%  $  331,641   20.34%  $  292,695   20.22%  $  240,957   19.44%
Commercial real estate ....    419,063   21.28      340,621    19.35      313,287   19.21      282,203   19.50      273,204   22.04
 Construction .............     36,518    1.85       30,039     1.71       31,952    1.96       26,421    1.83       12,704    1.03
Agricultural ..............    409,875   20.82      378,399    21.50      350,786   21.51      299,127   20.67      250,163   20.18
Residential real estate ...    387,549   19.68      351,946    20.00      322,296   19.77      293,671   20.29      252,085   20.34
 Construction .............     12,609    0.64       11,904     0.68       11,511    0.71       10,577    0.73        8,597    0.69
Consumer ..................    263,469   13.38      247,511    14.06      221,727   13.60      192,865   13.33      157,169   12.68
Tax-exempt ................     52,954    2.69       53,078     3.02       47,297    2.90       49,626    3.43       44,651    3.60
                            ----------  ------   ----------   ------   ----------  ------   ----------  ------   ----------  ------
 Total .................... $1,969,085   100.0%  $1,760,100    100.0%  $1,630,497   100.0%  $1,447,185   100.0%  $1,239,530   100.0%
                            ==========  ======   ==========   ======   ==========  ======   ==========  ======   ==========  ======

     In recent years the composition of the Company's loan portfolio has reflected a general stability in portfolio segments. The Company's Subsidiary Banks and BBFC continued to actively seek credit opportunities of all loan types including commercial real estate. The Company believes that even if the economy were to suffer modest deterioration, its exposure to significant commercial real estate losses in the foreseeable future is limited.

     During 1997, the Company generated approximately $25 million in new loan originations through its asset-based lending and leasing services subsidiary, BBFC. While of acceptable credit quality, these transactions tend to be somewhat less conventional than the loans originated by the Subsidiary Banks.

     Of the Company's real estate lending, approximately 53% is in commercial real estate loans, as compared to 50% in 1996 and 51% in 1995. These commercial real estate loans continue to consist primarily of loans to business customers who occupy the property or use it for income production. The remaining 47% in real estate lending is in the form of residential mortgages and home equity loans. The commercial real estate loan portfolio experienced growth of $84.9 million or 22.9% between 1996 and 1997, reflecting continued strong business loan demand and the effects of acquisitions. The residential real estate loan portfolio experienced growth of $36.3 million or 10.0% as a result of acquisitions and the more favorable interest rate environment. The Company is not involved in lending to foreign countries.

     While 1997 generally was another good year for the Company's agricultural customers, a few isolated segments within the Company's geographical area continued to experience difficulties. The geographic dispersion of the Subsidiary Banks and diversity of agricultural products and activities were especially beneficial to the Company's agricultural portfolio and mitigated the negative effect of the segments of the portfolio experiencing these poor conditions. While certain of the Company's Subsidiary Banks' markets, comprising 13% of the Company's loan portfolio, were adversely impacted by the devastating effects of the flooding in the Red River Valley in April 1997, the overall portfolio of the Company continues to be strong. As of December 31, 1997, the Company has not experienced significant increases in past due loan balances or charge-offs attributable to the floods. The impact of the flood damage on the Company's loan portfolio has been minimal, as many of the Company's borrowers suffering losses were able to recover their losses from either grants through federal assistance programs or charitable organizations. While the long-term impact to the economies of these communities affected by the flood remains uncertain, there has been a short-term boost in several segments of the economies, including the retail sales, housing, and hospitality segments.

     NET LOAN CHARGE-OFFS. Net loan charge-offs increased to $1.7 million in 1997 from $527 thousand in 1996 and increased slightly from $1.2 million in 1995. Correspondingly, net charge-offs as a percentage of average loans increased to .09% in 1997 from .03% in 1996 and increased slightly from .08% in 1995. This increase in net charge-offs can be attributed to a $1.0 million increase in consumer net charge-offs and a decline in commercial loan recoveries. No individual charge-off represented more than 10% of the total. Table VIII includes a summary of the charge-offs by loan category for the past five years.

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


                                    TABLE VII

                      NON-PERFORMING ASSETS AT DECEMBER 31


                                                  1997     CHANGE       1996         1995        1994        1993
                                               ---------   ------     ---------     ------      ------      ------
                                                                    (DOLLARS IN THOUSANDS)
Nonaccrual loans ............................  $   8,958   (17.3)%    $  10,830      8,392      10,401      13,356
Restructured loans ..........................        910   119.8            414        634         764       1,127
                                               ---------              ---------      -----      ------      ------
 Total nonperforming loans ..................      9,868   (12.2)        11,244      9,026      11,165      14,483
Other real estate owned (OREO) ..............        691   187.9            240        380       1,208       3,325
                                               ---------              ---------      -----      ------      ------
 Total nonperforming assets .................  $  10,559    (8.1)     $  11,484      9,406      12,373      17,808
                                               =========              =========      =====      ======      ======
Past due loans* .............................  $   3,573    62.0%     $   2,205      2,504       1,563       1,985
                                               =========              =========      =====      ======      ======
Nonperforming loans to total loans ..........       0.50%     --           0.64%      0.55        0.77        1.17
Nonperforming assets to total loans
 and OREO ...................................       0.54      --           0.65       0.58        0.86        1.43
Nonperforming assets and past due
 loans* to total loans and OREO .............       0.72      --           0.78       0.73        0.96        1.59
Reserve to nonperforming loans ..............     347.11      --         271.10     313.02      241.34      190.73
Reserve to total loans ......................       1.74      --           1.74       1.74        1.87        2.23
Reserve for Loan Losses
Beginning of year ...........................  $  30,482     7.9%     $  28,253     26,946      27,624      27,344
 Charge-offs ................................     (2,759)   23.7         (2,230)    (2,834)     (2,065)     (3,022)
 Recoveries .................................      1,026   (39.8)         1,703      1,610       1,814       2,705
                                               ---------              ---------     ------      ------      ------
 Net charge-offs ............................     (1,733)  228.8           (527)    (1,224)       (251)       (317)
 Provision for loan losses ..................      4,746    72.2          2,756      1,780      (1,300)     (1,000)
 Reserve related to acquired assets .........        758   100.0             --        751         873       1,597
                                               ---------              ---------     ------      ------      ------
End of year .................................  $  34,253    12.4%     $  30,482     28,253      26,946      27,624
                                               =========              =========     ======      ======      ======

------------------
* Past due loans include accruing loans 90 days or more past due.

     Nonperforming assets were $10.6 million at December 31, 1997, compared to $11.5 million at December 31, 1996, and $9.4 million at December 31, 1995. Correspondingly, as a percentage of total loans and other real estate owned, nonperforming assets decreased to .54% in 1997 from .65% in 1996, and down from
 .58% in 1995. Nonperforming loans were $9.9 million and .50% of total loans at December 31, 1997, compared to $11.2 million and .64% of total loans at December 31, 1996 and $9.0 million and .55% at December 31, 1995. The improvement in nonperforming loans is a function of the successful resolution of several large distressed credits and diligent monitoring and collection efforts by the Subsidiary Banks. The Subsidiary Banks also continue to closely monitor emerging repayment issues. The Company will continue to enhance systems for monitoring portfolio segments to identify deterioration and non-performance at the earliest possible stages.

     RESERVE FOR LOAN LOSSES. The purpose of the reserve for loan losses is to provide for loan losses inherent in the Company's loan portfolio. Even in the presence of credit policies and procedures, credit quality is subject to many economic and non-economic factors that influence a borrower's financial condition over time. Table VIII summarizes the activity in the reserve for loan losses along with the loan loss reserve allocation from 1993 through 1997.


                                  TABLE VIII

                            RESERVE FOR LOAN LOSSES

                                                                                DECEMBER 31
                                              -----------------------------------------------------------------------------
                                                  1997              1996            1995            1994            1993
                                              -----------        ---------        ---------       ---------       ---------
                                                                              (IN THOUSANDS)
Beginning of year ..........................  $    30,482           28,253           26,946          27,624          27,344
Charge-offs
 Commercial and other ......................          604              480              532             680           1,004
 Commercial real estate ....................          427              117              381              67             868
  Construction .............................            2               --               --              --              --
 Agricultural ..............................          288              489              375             675             247
 Residential real estate ...................          100               47              170             157             141
  Construction .............................           --               --               10              --              --
 Consumer ..................................        1,338            1,097              835             486             526
 Tax-exempt ................................           --               --              531              --             236
                                              -----------        ---------        ---------       ---------       ---------
   Total ...................................        2,759            2,230            2,834           2,065           3,022
                                              -----------        ---------        ---------       ---------       ---------
Recoveries
   Commercial and other ....................          379              911              352             688           1,478
   Commercial real estate ..................          173              194              389             466             565
    Construction ...........................           10               --               --              --              --
   Agricultural ............................           65              159              232             184             238
   Residential real estate .................          104               58              313              81             115
    Construction ...........................           --               --               10              13              --
   Consumer ................................          295              381              280             236             309
   Tax-exempt ..............................           --               --               34             146              --
                                              -----------        ---------        ---------       ---------       ---------
    Total ..................................        1,026            1,703            1,610           1,814           2,705
                                              -----------        ---------        ---------       ---------       ---------
Net charge-offs ............................        1,733              527            1,224             251             317
Provision for loan losses ..................        4,746            2,756            1,780          (1,300)         (1,000)
Reserve related to acquired assets .........          758               --              751             873           1,597
                                              -----------        ---------        ---------       ---------       ---------
End of year ................................  $    34,253           30,482           28,253          26,946          27,624
                                              ===========        =========        =========       =========       =========
Average loans ..............................  $ 1,838,218        1,687,900        1,545,693       1,330,802       1,173,742
Net charge-offs/average loans ..............         0.09%            0.03             0.08            0.02            0.03
ALLOCATION OF RESERVE
 FOR LOAN LOSSES
Commercial and other .......................  $     7,700            6,800            5,500           4,700           5,500
Commercial real estate .....................        8,700            7,000            7,000           6,700           8,000
 Construction ..............................          600              500              500             300             200
Agricultural ...............................        7,000            6,400            5,500           4,100           3,800
Residential real estate ....................        2,300            2,100            2,000           1,800           1,700
 Construction ..............................          100              100              100             100              50
Consumer ...................................        1,700            1,500            1,200           1,100           1,000
Tax-exempt .................................          300              300              400             500           1,000
                                              -----------        ---------        ---------       ---------       ---------
   Total allocated .........................       28,400           24,700           22,200          19,300          21,250
Unallocated ................................        5,853            5,782            6,053           7,646           6,374
                                              -----------        ---------        ---------       ---------       ---------
   Total ...................................  $    34,253           30,482           28,253          26,946          27,624
                                              ===========        =========        =========       =========       =========
Reserve to total loans .....................         1.74%            1.74             1.74            1.87            2.23


     The reserve for loan losses was $34.3 million or 1.74% of total loans at December 31, 1997, compared to $30.5 million or 1.74% at December 31, 1996. In establishing the reserve, management has considered its current credit process, changing industry conditions, economic and environmental considerations (such as those being experienced in the Red River Valley of Minnesota and North Dakota), continued strong loan growth in 1997, the Company's level of unfunded commitments, and the type of credit extended (as with expansion of lending by BBFC). During 1997, the Company added approximately $600 thousand to its current year provision for loan losses to address potential losses associated with the April 1997 flooding in the Red River Valley. Management believes the reserve is adequate to cover the risks inherent in the portfolio, specifically nonperforming loans and other loans that have been identified for careful monitoring.

     Although the Company has prepared an allocation of the reserve based on loan- and industry-specific risk parameters, this allocation does not represent the total amount available for actual future loan losses in any single category, nor does it prohibit losses from being absorbed by portions allocated to other categories or by the unallocated portion.

     INTEREST RATE RISK MANAGEMENT. Interest rate risk is the risk that changing interest rates will adversely affect net interest income and balance sheet valuations. The objective of interest rate risk management is to control this risk exposure. The responsibility for this process rests with both the Subsidiary Banks' and the Company's asset/liability committees (the "ALCOs"). The ALCOs establish policies and develop strategies to minimize Company-wide exposure to adverse interest rate trends. The tools used to measure interest rate risk include gap analysis, simulation of future net interest income, and a valuation model which measures the sensitivity of balance sheet valuations to changes in interest rates.

     A discussion of the valuation model can be found in the "Market Risk" section of Item 5 in this Form 10-K. Table IX summarizes the Company's repricing gap for various time intervals.


                                    TABLE IX

                 INTEREST RATE SENSITIVITY AT DECEMBER 31, 1997

                                                                  REPRICING OR MATURING
                                           -------------------------------------------------------------------
                                            WITHIN        3 - 12         1 - 5          OVER 5
                                           3 MONTHS       MONTHS         YEARS           YEARS         TOTAL
                                           ---------     --------      ---------       --------      ---------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST SENSITIVE ASSETS
 Loans .................................   $ 837,276      313,642        686,070        127,139      1,964,127
 Securities ............................     318,466      188,898        368,169        116,716        992,249
 Other assets ..........................     136,655        1,197             --         79,473        217,325
                                           ---------      -------      ---------        -------      ---------
   Total ...............................   1,292,397      503,737      1,054,239        323,328      3,173,701
                                           ---------      -------      ---------        -------      ---------
INTEREST SENSITIVE LIABILITIES
 Noninterest bearing deposits ..........     146,394       31,283        166,844             --        344,521
 Interest bearing deposits .............     529,581      674,525        892,915            956      2,097,977
 Short-term borrowings .................     315,300       43,542          6,422             --        365,264
 Long-term debt ........................      21,764          498          5,292          2,684         30,238
 Other liabilities and
  shareholder's equity .................          --           --             --        335,701        335,701
                                           ---------      -------      ---------        -------      ---------
   Total ...............................   1,013,039      749,848      1,071,473        341,841      3,173,701
                                           ---------      -------      ---------        -------      ---------
REPRICING GAP ..........................   $ 279,358     (246,111)       (17,234)       (18,513)             0
                                           =========     ========      =========        =======      =========
CUMULATIVE REPRICING GAP ...............   $ 279,358       33,247         18,513              0
                                           =========     ========      =========        =======
CUMULATIVE GAP TO TOTAL ASSETS .........        8.80%        1.05           0.58           0.00


     As indicated in Table IX, assets reprice slightly faster than liabilities as of December 31, 1997. With this balance sheet position, net interest income is projected to increase slightly in an environment of rising short-term rates and decline slightly in a declining rate environment. The Company also uses simulation modeling of future net interest income as a risk management tool. Policy limits have been established for net interest income at risk over the next 12 months from a 200 basis point change in the level of rates. Simulation modeling results indicate that net interest income would decline in a declining rate environment. The projected change is within the current policy guideline which requires that the change in net interest income over the next 12 months not exceed 5%.

     LIQUIDITY MANAGEMENT. The objective of liquidity management is to ensure the continuous availability of funds to meet the commitments of the Company. The ALCOs are responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving the Company's financial objectives. ALCOs meet regularly to review funding capacity, current and forecasted loan demand, investment opportunities, and liquidity positions as outlined in the Company's liquidity policy. With this information, the ALCOs guide changes in the balance sheet structure to provide for adequate ongoing liquidity.

     Several factors provide a favorable liquidity position for the Company. The first is the ability to acquire and retain deposits. Core deposits, which generally include all deposits and repurchase agreements except for those greater than $100 thousand of nonpersonal and public entities, and certain other public funds, provide a historically stable source of funding. The Company has a high proportion of core deposits to total liabilities compared to industry averages; this index was approximately 81% for 1997 and 83% for 1996. The Company's available for sale securities portfolio is a secondary source of liquidity because of its readily marketable nature and predictable stream of maturities, as approximately 19% of the portfolio matures within 1997. While the Company prefers to fund its balance sheet with core deposits, a third source of liquidity is the Company's ready access to regional and national wholesale funding sources, including federal funds purchased, Federal Home Loan Bank ("FHLB") advances, and brokered deposits. The Company has also established a $30 million unsecured credit facility which is used primarily to provide funding availability for non-bank activities.

     CAPITAL MANAGEMENT. The Company's capital position is both a strength and an opportunity, as it provides a degree of safety and soundness and a foundation for future growth. The capital position of the Company and the Subsidiary Banks reflects management's commitment to maintain ratios above the regulatory minimums.


                                     TABLE X

                               CAPITAL RATIOS (1)

                                                                     REGULATORY
                                              1997         1996      REQUIREMENT
                                           ----------   ---------    -----------

Equity to assets (2) ...................       8.79%        8.69          --
Equity to tangible assets (2) ..........       8.67         8.62          --
Tier I capital (3) .....................      12.69        12.89         4.00
Tier I and tier II capital (3) .........      13.94        14.15         8.00
Leverage ratio (3) .....................       8.70         8.79         3.00

------------------
(1)  Calculations include redeemable class A common stock.

(2) Computed in accordance with generally accepted accounting principles, including the unrealized market value adjustment of securities available for sale.

(3) Computed exclusive of the unrealized market value adjustment of securities available for sale.

     The Company's Tier I capital ratio at December 31, 1997 was 12.69%, its total risk-adjusted capital ratio (Tier I plus Tier II) was 13.94%, and its Tier I leverage ratio was 8.70%.

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board's implementation of FDICIA defines "well-capitalized" institutions as those whose Tier I Capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. The Company's Subsidiary Banks ratios in each of these categories met or exceeded the "well-capitalized" ratios as of December 31, 1997.

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

BALANCE SHEET ANALYSIS
     Table XIII on pages 20 and 21 sets forth for the periods indicated the average balance sheets and related yields and rates on earning assets and interest bearing liabilities.

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

     CORE DEPOSITS. Average core deposits increased $85.6 million or 4.0% in 1997. Average total deposits increased $89.0 million or 4.0% from 1996 to $2.3 billion in 1997. Within core deposits, savings and NOW accounts had the strongest growth, increasing $44.8 million or 17.4%, while savings certificates increased $35.3 million or 3.2%, certificates over $100,000 increased $12.3 million or 8.0%, money market savings accounts increased $11.1 million or 4.6%, and demand deposits, a non-interest bearing source of funds, increased $7.8 million or 2.8%.

     The table below sets forth the amount and maturity of time deposits that had balances of more than $100,000 at December 31, 1997.


                                   TABLE XI

                    MATURITY OF TIME DEPOSITS OVER $100,000

                                           DECEMBER 31
                                     ----------------------
                                        1997         1996
                                     ----------   ---------
                                         (IN THOUSANDS)

         Within 3 months .........    $ 62,368      56,645
         3 - 6 months ............      34,754      29,451
         6 - 12 months ...........      48,418      36,286
         After 12 months .........      43,186      41,823
                                      --------     -------
          Total ..................    $188,726     164,205
                                      ========     =======

     SHORT-TERM BORROWINGS. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, FHLB advances with maturities of one year or less, and advances under an unsecured revolving credit facility, increased 7.6% from $282.8 million in 1996 to $304.4 million in 1997. This increase can be attributed to an increase in the Company's use of FHLB advances. While average total deposits increased $89.0 million in 1997, average earning assets increased $154.3 million, creating the need for this funding source. The associated interest rate risk was monitored closely and steps were taken to match the repricability of assets and liabilities.

     LONG-TERM DEBT. Average long-term debt, which includes FHLB advances with maturities of greater than one year, and installment promissory notes, increased $31.3 million. This increase can be attributed to an increase in the Company's use of FHLB advances to fund the strong asset growth (as discussed below).


USES OF FUNDS
     Between 1996 and 1997, average total assets increased $169.5 million or 6.0%. Average earning assets increased $154.3 million or 5.8%. Strong loan growth, which the Company has been experiencing since 1994, increased loans as a percent of average earning assets from 63.7% in 1996 to 65.6% in 1997, while securities decreased from 36.2% to 34.4%.

     LOAN PORTFOLIO. The increase in average loans from 1996 to 1997 was $150.3 million with all categories of loans experiencing increases as loan demand remained strong in the Company's markets. Commercial real estate loans led the loan growth in 1997, increasing $44.2 million or 12.5%. Of the remaining loan categories, residential real estate loans increased $33.8 million, agricultural loans increased $33.5 million, consumer loans increased $19.1 million, commercial loans increased $19.0 million and tax-exempt loans increased $705 thousand.

     The following table summarizes the amount and maturity of the loan portfolio as of December 31, 1997.


                                    TABLE XII

                                MATURITY OF LOANS

                                      WITHIN       1 - 5      AFTER 5
                                      1 YEAR       YEARS       YEARS        TOTAL
                                     --------     -------     -------     ---------
                                                    (IN THOUSANDS)
Commercial and other ............    $223,042     148,622      15,384       387,048
Commercial real estate ..........     107,529     237,781      73,753       419,063
 Construction ...................      15,786      12,942       7,790        36,518
Agricultural ....................     213,428     143,554      52,893       409,875
Residential real estate .........      63,400     215,301     108,848       387,549
 Construction ...................      10,822       1,560         227        12,609
Consumer ........................     105,985     145,256      12,228       263,469
Tax-exempt ......................      12,087      22,182      18,685        52,954
                                     --------    --------     -------     ---------
 Total ..........................    $752,079     927,198     289,808     1,969,085
                                     ========    ========     =======     =========
Loans maturing after one year
 Fixed interest rate ............                $493,950     106,646       600,596
 Variable interest rate .........                 433,248     183,162       616,410
                                                 --------     -------     ---------
 Total ..........................                $927,198     289,808     1,217,006
                                                 ========     =======     =========

                                   TABLE XIII

        CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                                                          1997                                1996
                                                           ---------------------------------   ---------------------------------
                                                             AVERAGE                  RATE/      AVERAGE                  RATE/
(DOLLARS IN THOUSANDS)                                       BALANCE     INTEREST     YIELD      BALANCE     INTEREST     YIELD
---------------------------------------------------------  ----------    --------    -------   ----------    --------    -------
ASSETS
Loans (net of unearned discount)*
 Commercial and other ...................................  $  360,777    $ 33,298      9.23%   $  341,793    $ 31,265      9.15%
 Commercial real estate .................................     398,825      36,319      9.11       354,614      32,262      9.10
 Agricultural ...........................................     394,868      36,542      9.25       361,401      33,461      9.26
 Residential real estate ................................     380,689      33,461      8.79       346,875      30,211      8.71
 Consumer ...............................................     251,305      22,860      9.10       232,168      21,244      9.15
 Tax-exempt .............................................      51,754       5,287     10.22        51,049       5,391     10.56
                                                           ----------    --------              ----------    --------
   TOTAL LOANS ..........................................   1,838,218     167,767      9.13     1,687,900     153,834      9.11
 Reserve for loan losses ................................     (32,618)                            (29,689)
                                                           ----------                          ----------
   NET LOANS ............................................   1,805,600                           1,658,211
Securities
 Mortgage-backed ........................................     620,552      40,610      6.54       577,758      36,538      6.32
 Other taxable ..........................................     134,440       8,654      6.44       173,084      10,759      6.22
 Tax-exempt .............................................     208,814      16,976      8.13       208,436      17,112      8.21
                                                           ----------    --------              ----------    --------
   TOTAL SECURITIES .....................................     963,806      66,240      6.87       959,278      64,409      6.71
Federal funds sold ......................................          --          --        --            --          --        --
Other earning assets ....................................       1,829         131      7.16         2,356         129      5.48
                                                           ----------    --------              ----------    --------
   TOTAL EARNING ASSETS** ...............................   2,803,853     234,138      8.35     2,649,534     218,372      8.24
Cash and due from banks .................................     101,990                              94,912
Nonearning assets. ......................................     113,375                             102,305
                                                           ----------                          ----------
   TOTAL ASSETS .........................................  $2,986,600                          $2,817,062
                                                           ==========                          ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Noninterest bearing deposits ............................  $  284,710                          $  276,948
Interest bearing deposits
 Savings and NOW accounts ...............................     301,932       5,112      1.69       257,166       4,331      1.68
 Money market checking ..................................     153,777       2,352      1.53       176,078       2,964      1.68
 Money market savings ...................................     254,326       8,616      3.39       243,208       7,731      3.18
 Savings certificates ...................................   1,138,167      64,933      5.71     1,102,819      62,671      5.68
 Certificates over $100,000 .............................     167,399       9,398      5.61       155,061       8,549      5.51
                                                           ----------    --------              ----------    --------
   TOTAL TIME DEPOSITS ..................................   2,015,601      90,411      4.49     1,934,332      86,246      4.46
   TOTAL DEPOSITS .......................................   2,300,311                           2,211,280
   CORE DEPOSITS*** .....................................   2,218,266                           2,132,674
Short-term borrowings ...................................     304,384      16,356      5.37       282,813      14,850      5.25
Long-term debt ..........................................      53,486       3,202      5.99        22,178       1,414      6.38
                                                           ----------    --------              ----------    --------
   TOTAL INTEREST BEARING LIABILITIES ...................   2,373,471     109,969      4.63     2,239,323     102,510      4.58
Other liabilities .......................................      50,082                              43,357
                                                           ----------                          ----------
   TOTAL LIABILITIES ....................................   2,708,263                           2,559,628
Minority interest .......................................       9,665                               9,216
Redeemable preferred stock ..............................       2,144                               2,144
Redeemable class A common stock .........................      21,322                              19,686
Shareholder's equity ....................................     245,206                             226,388
                                                           ----------                          ----------
   TOTAL LIABILITIES AND EQUITY .........................  $2,986,600                          $2,817,062
                                                           ==========                          ==========
Net interest income .....................................                $124,169                            $115,862
                                                                         ========                            ========
Gross spread ............................................                              3.72%                               3.66%
Percent of earning assets
 Interest income ........................................                              8.35                                8.24
 Interest cost ..........................................                              3.92                                3.87
                                                                                      -----                               -----
   NET INTEREST MARGIN ..................................                              4.43%                               4.37%
 Interest bearing liabilities to earning assets .........                             84.65%                              84.52%
Profitability
 Net income .............................................                $ 35,060                            $ 31,817
 Return on average assets ...............................                              1.22%                               1.18%
 Leverage ...............................................                             11.12X                              11.35X
 Return on average realized equity ......................                             13.32%                              13.08%


-----------------
INTEREST AND RATES ARE REALIZED ON A FULLY TAXABLE EQUIVALENT BASIS USING A 35% TAX RATE.
  * LOAN AMOUNTS INCLUDE NONACCRUAL LOANS.
 ** BEFORE DEDUCTING THE RESERVE FOR LOAN LOSSES.
*** TOTAL DEPOSITS LESS NONPERSONAL AND PUBLIC CERTIFICATES OF DEPOSITS OVER
    $100,000, AND CERTAIN OTHER PUBLIC FUNDS, PLUS REPURCHASE AGREEMENTS LESS THAN $100,000 AND PERSONAL REPURCHASE AGREEMENTS GREATER THAN $100,000.

               1995                                1994                                1993                       AVERAGE BALANCE
 ---------------------------------   ---------------------------------   ---------------------------------    ----------------------
   AVERAGE                  RATE/      AVERAGE                  RATE/      AVERAGE                  RATE/     1997 VS     FIVE-YEAR
   BALANCE     INTEREST     YIELD      BALANCE     INTEREST     YIELD      BALANCE     INTEREST     YIELD       1996     GROWTH RATE
 ----------    --------    -------   ----------    --------    -------   ----------    --------    -------    --------   -----------
 $  314,949    $ 30,096      9.56%   $  270,499    $ 22,312      8.25%   $  222,056    $ 17,346      7.81%       5.55%       11.21
    328,163      30,542      9.31       295,579      25,955      8.78       286,986      24,189      8.43       12.47         5.72
    330,422      31,615      9.57       269,266      23,696      8.80       233,632      20,852      8.93        9.26        11.09
    318,447      27,638      8.68       276,860      23,268      8.40       244,719      22,016      9.00        9.75        10.12
    205,766      18,706      9.09       173,193      15,044      8.69       138,377      12,949      9.36        8.24        14.20
     47,946       4,825     10.06        45,405       4,615     10.16        47,972       5,310     11.07        1.38        (1.22)
 ----------    --------              ----------    --------              ----------    --------
  1,545,693     143,422      9.28     1,330,802     114,890      8.63     1,173,742     102,662      8.75        8.91         9.51
    (27,858)                            (28,632)                            (28,893)                             9.87         3.17
 ----------                          ----------                          ----------
  1,517,835                           1,302,170                           1,144,849                              8.89         9.65

    528,288      33,883      6.41       489,508      27,643      5.65       453,563      26,761      5.90        7.41        11.68
    218,163      13,211      6.06       222,252      11,466      5.16       227,353      12,339      5.43      (22.33)      (14.68)
    197,662      16,444      8.32       181,967      14,792      8.13       162,478      13,927      8.57        0.18        16.16
 ----------    --------              ----------    --------              ----------    --------
    944,113      63,538      6.73       893,727      53,901      6.03       843,394      53,027      6.29        0.47         5.06
         --          --        --           789          37      4.69         1,690          44      2.60         N/M          N/M
      1,029          74      7.19         1,100          54      4.91         1,488          30      2.02      (22.37)      (17.01)
 ----------    --------              ----------    --------              ----------    --------
  2,490,835     207,034      8.31     2,226,418     168,882      7.59     2,020,314     155,763      7.71        5.82         7.75
     69,625                              64,141                              73,867                              7.46         9.25
    115,156                              94,499                              72,664                             10.82         9.37
 ----------                          ----------                          ----------
 $2,647,758                          $2,356,426                          $2,137,952                              6.02         7.91
 ==========                          ==========                          ==========

 $  257,888                          $  242,439                          $  210,386                              2.80         8.98

    255,104       5,160      2.02       259,947       4,424      1.70       231,702       4,576      1.97       17.41         9.53
    172,994       3,507      2.03       156,658       2,827      1.80       156,572       3,133      2.00      (12.67)       (1.00)
    241,417       8,343      3.46       270,850       7,381      2.73       255,498       6,829      2.67        4.57         1.29
  1,035,354      59,461      5.74       886,245      40,719      4.59       852,055      39,992      4.69        3.21         5.52
    150,313       8,401      5.59        87,145       3,836      4.40        70,182       3,006      4.28        7.96        18.43
 ----------    --------              ----------    --------              ----------    --------
  1,855,182      84,872      4.57     1,660,845      59,187      3.56     1,566,009      57,536      3.67        4.20         5.62
  2,113,070                           1,903,284                           1,776,395                              4.03         6.00
  2,034,837                           1,867,688                           1,747,904                              4.01         5.58
    229,935      12,678      5.51       199,186       8,616      4.33       139,119       4,539      3.26        7.63        21.56
     23,306       1,586      6.81         8,813         381      4.32           357          23      6.44      141.17       127.22
 ----------    --------              ----------    --------              ----------    --------
  2,108,423      99,136      4.70     1,868,844      68,184      3.65     1,705,485      62,098      3.64        5.99         7.55
     47,179                              29,850                              23,447                             15.51        14.08
 ----------                          ----------                          ----------
  2,413,490                           2,141,133                           1,939,318                              5.81         7.80
      8,676                               8,536                               8,741                              4.87         2.19
      4,698                               2,424                                  --                                --          N/M
     17,672                              16,347                              15,191                              8.31         9.19
    203,222                             187,986                             174,702                              8.31         9.19
 ----------                          ----------                          ----------
 $2,647,758                          $2,356,426                          $2,137,952                              6.02         7.91
 ==========                          ==========                          ==========
               $107,898                            $100,698                            $ 93,665
               ========                            ========                            ========
                             3.61%                               3.94%                               4.07%
                             8.31                                7.59                                7.71
                             3.98                                3.07                                3.07
                            -----                               -----                               -----
                             4.33%                               4.52%                               4.64%
                            84.65%                              83.94%                              84.42%
               $ 27,136                            $ 25,797                            $ 26,885
                             1.07%                               1.15%                               1.32%
                            11.74X                              11.40X                              11.26X
                            12.06%                              12.41%                              14.16%

     SECURITIES. Average total securities rose $4.5 million or .5% from 1996 to 1997, with mortgage-backed and other taxable securities increasing $4.2 million or .6%. The increase in tax-exempt securities was $.4 million or .2%. Mortgage-backed securities represented 64.4% of total securities during 1997 compared to 60.2% in 1996. The primary risk of these types of securities is prepayment risk, which is continuously monitored to assess the impact on the yield of the portfolio. While the Company believes the yield on these securities adequately compensates for the risks unique to this type of investment, it is the Company's position to primarily acquire securities that carry limited risk of prepayment.

     The table below sets forth the maturities of the Company's investment and mortgage-backed securities at December 31, 1997 and the weighted average yields of such securities.


                                    TABLE XIV

              MATURITY OF INVESTMENT AND MORTGAGE-BACKED SECURITIES

                                                                      AMORTIZED COST
                         -------------------------------------------------------------------------------------------------------
                            WITHIN 1 YEAR          1-5 YEARS            5-10 YEARS          AFTER 10 YEARS           TOTAL
                         ------------------   -------------------   ------------------   -------------------   -----------------
                          AMOUNT     YIELD     AMOUNT      YIELD     AMOUNT     YIELD     AMOUNT      YIELD     AMOUNT    YIELD
                         ---------  -------   --------    -------   --------   -------   --------    -------   --------  -------
                                                                      (IN THOUSANDS)
Governments and
 agencies .............  $ 34,186     6.27%   $ 17,439      6.47%   $     --       --%   $    707      6.01%   $ 52,332    6.33%
State and political
 subdivisions .........    24,564     8.61      86,148      7.96      71,769     6.43       3,991      4.96     186,472    8.05
Corporate bonds .......       422     6.61       8,636      5.65          --       --          --        --       9,058    5.69
Mortgage-backed
 securities ...........   148,316     6.31     282,585      6.81     121,357     6.86     110,099      6.51     662,357    6.66
Equity securities .....    12,293     8.96       4,415      9.64          --       --      46,295      7.17      63,003    7.69
Other securities ......     9,625     6.69         103      7.82          93     7.90          92      7.81       9,913    6.72
                         --------     ----    --------      ----    --------     ----    --------      ----    --------    ----

 Total ................  $229,406     6.71%   $399,326      7.05%   $193,219     6.70%   $161,184      6.66%   $983,135    6.96%
                         ========     ====    ========      ====    ========     ====    ========      ====    ========    ====

     The average maturity of the portfolio was 56 months at December 31, 1997, with an average tax-equivalent yield to maturity on the $983 million portfolio of 6.96%, unrealized gains of $15.7 million and unrealized losses of $1.3 million. At December 31, 1997, the market value of the Company's securities was $997.5 million or $14.4 million over its amortized cost. This compares to a market value of $938.8 million or $5.3 million over amortized cost at December 31, 1996. In accordance with FAS 115, the available for sale securities are recorded at market value. For further discussion and detail on the Company's securities portfolio, refer to Note C to the Consolidated Financial Statements.

ANALYSIS OF 1996 COMPARED WITH 1995

     The following analysis compares 1996 consolidated financial results with 1995 results.

     NET INCOME. Net income was $31.8 million or $2.65 basic earnings per share in 1996 compared to $27.1 million or $2.26 basic earnings per share in 1995. Return on realized equity was 13.08% in 1996, as compared to the 12.06% return in 1995. Return on average assets was 1.18% in 1996, versus 1.07% in 1995.

     NET INTEREST INCOME. Tax-equivalent net interest income for 1996 was $115.9 million, an increase of $8.0 million or 7.4% from 1995. The increase in net interest income in 1996 resulted primarily from a $159 million increase in average earning assets and an increase in the net interest margin, which improved 4 basis points from 4.33% in 1995 to 4.37% in 1996.

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

     PROVISION FOR LOAN LOSSES. From December 31, 1995 to December 31, 1996, nonperforming loans increased $2.2 million to $11.2 million. However, the quality of the portfolio, as measured by the ratio of classified loans to total loans, reflected only modest deterioration during each quarter of 1996, despite strong loan growth. The modest deterioration in credit quality occurred primarily in the commercial real estate, agricultural, and consumer segments of the loan portfolio. Several commercial real estate credits continued to experience pressure on their margins, while farmers in certain geographical locations experienced another adverse growing season in 1996. The reserve to outstanding loan ratio remained at 1.74% in 1996, while the reserve to nonperforming loan coverage decreased from 313.0% to 271.1% from 1995 to 1996.

     NONINTEREST INCOME. Noninterest income was $33.8 million in 1996 compared to $27.9 million in 1995, representing a $5.9 million or 21.3% increase. Contributing to this increase in noninterest income were strong growth in service charge income of $1.8 million or 16.2% and brokerage commissions of $1.3 million or 103.6%. Also contributing to the increase in noninterest income was an increase in insurance commissions of $1.5 million, due in large part to the acquisition of the United Agency in January 1996. Gains on loans sold in the secondary market grew as the volume of real estate mortgage financing increased in 1996 driven by a more favorable interest rate environment. Decreasing $574 thousand from 1995 were gains on the sale of other assets, primarily other real estate owned (OREO).

     NONINTEREST EXPENSE. Noninterest expense increased $5.0 million or 5.8% from 1995 to 1996. Personnel costs, which accounted for 55.7% of noninterest expense, increased $3.2 million or 6.7%, as salaries and wages increased 9.0% while the cost of employee benefits decreased 1.3%. Affecting 1996 personnel costs were $1.3 million in salaries and benefits relating to entities acquired in 1995 and 1996. Excluding acquisitions, personnel costs would have increased $1.9 million or 4.1% over 1995.

     Excluding personnel costs, noninterest expense increased $1.8 million or 4.6%. Contributing to this increase was a $1.0 million increase in furniture and equipment expense primarily due to the depreciation expense associated with the upgrading of technology throughout the Company. Also contributing to the increase in noninterest expense was a $1.4 million increase in other expenses driven by a $517 thousand increase in lending costs associated with the growth experienced in real estate mortgage lending; a $199 thousand increase in amortization of intangible assets; and increases in several other miscellaneous categories. Offsetting some of the increase in noninterest expense was a continued decline in FDIC insurance premiums in 1996.

     INCOME TAXES. Income tax expense, which consists of provisions for federal and state income taxes, was $15.1 million for 1996, representing an increase of $2.8 million from 1995. Comparing 1996 to 1995, the Company's effective tax rate increased from 31.2% to 32.2%, reflecting the impact of proportionately more taxable than tax-exempt income in 1996.

IMPACT OF THE YEAR 2000 ISSUE
     The Year 2000 issue is the result of computer systems being written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company that have date-sensitive software may recognize a date using "00" for the year as the year 1900 rather than the year 2000, or vice versa. This could result in a system failure or miscalculations causing disruptions of operations including an inability to process transactions, calculate interest accruals, or engage in similar normal business activities.

     Based on its assessment, the Company determined that it will be required to upgrade or replace some portions of the software used by it so that its computer systems will properly recognize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated or eliminated. However, if such modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material impact on the Company's operations. In addition, the Company continues to bear some risk related to the Year 2000 issue if other entities not affiliated with the Company do not appropriately address their own Year 2000 compliance issues. The Company has not yet evaluated the full impact of the Year 2000 issue if third-party vendors and/or customers do not resolve this issue on a timely basis.

     Based on its assessments, management does not believe the cost of addressing the Year 2000 issue will be material to the Company's financial condition or results of operations.



           (The remainder of this page was intentionally left blank.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31
                                                                      ---------------------------
                                                                          1997            1996
                                                                       ----------       ---------
                                                                             (IN THOUSANDS)
ASSETS
 Cash and due from banks ..........................................    $  135,966        159,832
 Interest bearing deposits ........................................         1,886          1,778
 Investment securities held to maturity (fair value of $185,402
  and $187,045, respectively) .....................................       179,631        183,095
 Mortgage-backed securities held to maturity (fair value of $91,508
  and $108,111, respectively) .....................................        91,994        109,036
                                                                       ----------      ---------
    TOTAL SECURITIES HELD TO MATURITY .............................       271,625        292,131
 Investment securities available for sale (amortized cost of
  $141,147 and $180,453, respectively) ............................       142,051        180,679
 Mortgage-backed securities available for sale (amortized cost of
  $570,363 and $460,958, respectively) ............................       578,573        462,964
                                                                       ----------      ---------
    TOTAL SECURITIES AVAILABLE FOR SALE ...........................       720,624        643,643
 Loans ............................................................     1,969,085      1,760,100
  Reserve for loan losses .........................................       (34,253)       (30,482)
  Unearned discount ...............................................        (4,958)        (3,954)
                                                                       ----------      ---------
    NET LOANS .....................................................     1,929,874      1,725,664
 Premises and equipment, net ......................................        51,879         45,980
 Interest receivable and other assets .............................        61,847         56,623
                                                                       ----------      ---------
    TOTAL ASSETS ..................................................    $3,173,701      2,925,651
                                                                       ==========      =========
LIABILITIES AND SHAREHOLDER'S EQUITY
 Noninterest bearing deposits .....................................    $  344,521        332,143
 Interest bearing deposits ........................................     2,097,977      1,951,303
                                                                       ----------      ---------
    TOTAL DEPOSITS ................................................     2,442,498      2,283,446
 Federal funds purchased and repurchase agreements ................       167,174        188,129
 Other short-term borrowings ......................................       198,090         86,892
 Long-term debt ...................................................        30,238         62,389
 Accrued expenses and other liabilities ...........................        44,697         39,125
                                                                       ----------      ---------
    TOTAL LIABILITIES .............................................     2,882,697      2,659,981
 Minority interests ...............................................        10,011          9,319
 Redeemable preferred stock, $100 par, 80,000 shares authorized;
  71,594 shares issued; 21,437 shares outstanding .................         2,144          2,144
 Redeemable class A common stock, 960,000 shares
  issued and outstanding ..........................................        22,308         20,337
 Shareholder's equity
   Common stock
    Class A, no par, 12,000,000 shares authorized; 240,000 shares
     issued and outstanding .......................................            57             57
    Class B, no par, 10,800,000 shares authorized,
     issued and outstanding .......................................         2,562          2,562
 Retained earnings ................................................       249,079        230,071
 Net unrealized gain on securities available for sale .............         4,843          1,180
                                                                       ----------      ---------
    TOTAL SHAREHOLDER'S EQUITY ....................................       256,541        233,870
                                                                       ----------      ---------
    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ....................    $3,173,701      2,925,651
                                                                       ==========      =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                         YEAR ENDED DECEMBER 31
                                                ----------------------------------------
                                                    1997          1996           1995
                                                 ---------      ---------      ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
 Loans, including fees ......................    $165,958        151,991        141,687
 Securities
   Taxable ..................................      49,264         47,297         47,094
   Tax-exempt ...............................      11,197         11,285         10,839
 Other ......................................         131            130            161
                                                 --------        -------        -------
      Total interest income .................     226,550        210,703        199,781
                                                 --------        -------        -------
INTEREST EXPENSE
 Deposits ...................................      90,410         86,246         84,872
 Federal funds purchased and
  repurchase agreements .....................       6,843          8,823          8,175
 Other short term borrowings ................       9,514          6,027          4,503
 Long term debt .............................       3,202          1,414          1,586
                                                 --------        -------        -------
      Total interest expense ................     109,969        102,510         99,136
                                                 --------        -------        -------
   Net interest income ......................     116,581        108,193        100,645
 Provision for loan losses ..................       4,746          2,756          1,780
                                                 --------        -------        -------
   Net interest income after provision
    for loan losses .........................     111,835        105,437         98,865
                                                 --------        -------        -------
NONINTEREST INCOME
 Service charges ............................      15,787         12,837         11,047
 Insurance ..................................       7,503          7,082          5,503
 Trust ......................................       6,265          5,332          4,784
 Gain on sale of loans ......................       2,550          2,138          1,302
 (Loss) gain on sale of securities ..........        (125)           147            304
 Other ......................................       6,701          6,306          4,952
                                                 --------        -------        -------
      Total noninterest income ..............      38,681         33,842         27,892
                                                 --------        -------        -------
NONINTEREST EXPENSE
 Salaries and wages .........................      44,912         40,676         37,325
 Employee benefits ..........................      11,690         10,739         10,878
 Occupancy ..................................       6,005          5,756          5,433
 Furniture and equipment ....................       6,819          6,294          5,216
 Data processing fees .......................       6,513          7,428          7,153
 FDIC premiums and examination fees .........         555          1,075          2,901
 Other ......................................      21,761         20,357         18,390
                                                 --------        -------        -------
      Total noninterest expense .............      98,255         92,325         87,296
                                                 --------        -------        -------
INCOME BEFORE INCOME TAX EXPENSE ............      52,261         46,954         39,461
 Income tax expense .........................      17,201         15,137         12,325
                                                 --------        -------        -------
NET INCOME ..................................    $ 35,060         31,817         27,136
                                                 ========        =======        =======
 Per common share amounts
  Net income-basic ..........................    $   2.92           2.65           2.26
  Dividends paid ............................    $   1.20           1.05           0.80


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                      NET UNREALIZED
                                                                      GAIN (LOSS) ON
                                                    COMMON STOCK        SECURITIES
                                                 -------------------    AVAILABLE      RETAINED
                                                 CLASS A     CLASS B     FOR SALE      EARNINGS      TOTAL
                                                 -------     -------    ----------    ----------    --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1994 ..................      $57       2,562       (11,340)       196,259     187,538
 Net income .................................                                            27,136      27,136
 Dividends, $.80 per share ..................                                            (9,600)     (9,600)
 Allocation of net income in excess of
  dividends and change in net unrealized gain
  (loss) on securities available for sale to
  redeemable class A common stock ...........                             (1,324)        (1,403)     (2,727)
 Change in net unrealized gain (loss) on
  securities available for sale .............                             16,559                     16,559
                                                  ----       -----       -------        -------     -------
BALANCE, DECEMBER 31, 1995 ..................       57       2,562         3,895        212,392     218,906
 Net income .................................                                            31,817      31,817
 Dividends, $1.05 per share .................                                           (12,600)    (12,600)
 Allocation of net income in excess of
  dividends and change in net unrealized gain
  (loss) on securities available for sale to
  redeemable class A common stock ...........                                236         (1,538)     (1,302)
 Change in net unrealized gain (loss) on
  securities available for sale .............                             (2,951)                    (2,951)
                                                  ----       -----       -------        -------     -------
BALANCE, DECEMBER 31, 1996 ..................       57       2,562         1,180        230,071     233,870
 Net income .................................                                            35,060      35,060
 Dividends, $1.20 per share .................                                           (14,400)    (14,400)
 Allocation of net income in excess of
  dividends and change in net unrealized gain
  (loss) on securities available for sale to
  redeemable class A common stock ...........                               (319)        (1,652)     (1,971)
 Change in net unrealized gain (loss) on
  securities available for sale .............                              3,982                      3,982
                                                  ----       -----       -------        -------     -------
BALANCE, DECEMBER 31, 1997 ..................      $57       2,562         4,843        249,079     256,541
                                                  ====       =====       =======        =======     =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31
                                                                        -----------------------------------------
                                                                           1997             1996           1995
                                                                        ----------       ---------       --------
                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ........................................................    $   35,060          31,817         27,136
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Provision for loan losses .......................................         4,746           2,756          1,780
   Depreciation and amortization ...................................         7,159           7,135          6,525
   Deferred income taxes ...........................................           279          (1,204)         1,074
   Minority interests in earnings of subsidiaries ..................         1,486           1,400          1,277
   Loss (gain) on sale of securities ...............................           125            (147)          (304)
   Valuation writedown on other real estate owned ..................            20              --             13
   Gains on sale of other real estate owned, net ...................           (62)            (33)          (517)
   Other assets and liabilities, net ...............................          (425)           (915)         2,758
   Proceeds from sales of other real estate owned ..................           643             269          2,192
   Cash receipts related to loans originated
    specifically for resale ........................................       139,003         123,549         74,672
   Cash payments related to loans originated
    specifically for resale ........................................      (139,388)       (123,397)       (73,370)
                                                                        ----------        --------        -------
      Net cash provided by operating activities ....................        48,646          41,230         43,236
                                                                        ----------        --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Deposits in other banks, net ......................................          (108)          1,230         (1,396)
 Purchases of securities available for sale ........................      (292,205)       (208,159)      (273,311)
 Purchases of securities held to maturity ..........................       (28,549)        (33,762)       (20,738)
 Proceeds from maturities of securities available for sale .........       114,696         128,539         92,292
 Proceeds from maturities of securities held to maturity ...........        41,560          59,942         55,081
 Proceeds from sales of securities available for sale ..............       132,230          97,713        112,886
 Loans, net ........................................................      (169,560)       (129,819)      (149,885)
 Business acquisitions, net of cash acquired .......................        (8,203)             --         (1,469)
 Acquisition of premises and equipment .............................       (11,418)         (7,637)       (11,540)
                                                                        ----------        --------       --------
      Net cash used by investing activities ........................      (221,557)        (91,953)      (198,080)
                                                                        ----------        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Noninterest bearing deposits, net .................................         5,843           5,612         36,160
 Interest bearing deposits (excluding certificates
  of deposit), net .................................................        66,386          (7,416)        16,692
 Certificates of deposits, net .....................................        33,894          42,943        119,120
 Federal funds and repurchase agreements, net ......................       (19,607)          1,029        (16,961)
 Other short-term borrowings, net ..................................       110,021          17,465         25,611
 Long-term debt, net ...............................................       (32,151)         36,821          1,780
 Minority interests acquired and dividends paid ....................          (941)         (1,085)        (1,105)
 Redeemable preferred stock ........................................            --              --         (5,108)
 Dividends paid ....................................................       (14,400)        (12,600)        (9,600)
                                                                        ----------        --------       --------
      Net cash provided by financing activities ....................       149,045          82,769        166,589
                                                                        ----------        --------       --------
      Net (decrease) increase in cash and due from banks ...........       (23,866)         32,046         11,745
 Cash and due from banks
  Beginning of year ................................................       159,832         127,786        116,041
                                                                        ----------        --------       --------
  End of year ......................................................    $  135,966         159,832        127,786
                                                                        ==========        ========       ========
 Supplemental disclosures of cash flow information
  Cash paid during the year for interest ...........................    $  106,367         103,494         89,977
  Cash paid during the year for income taxes .......................        16,451          16,229          8,640


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A: ACCOUNTING POLICIES

     NATURE OF BUSINESS -- Bremer Financial Corporation (the "Company") is a regional multi-state bank holding company headquartered in St. Paul, Minnesota. The Company is a majority owner of 14 subsidiary banks ("Subsidiary Banks") which draw most of their deposits from and make substantially all of their loans within the states of Minnesota, North Dakota, and Wisconsin. Additionally, the Company also provides asset-based lending and leasing, trust and insurance services to its customers through wholly-owned nonbanking subsidiaries, and investment services through a third party relationship.

     The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and general practices within the financial services industry. The more significant accounting policies are summarized below:

     CONSOLIDATION -- The consolidated financial statements include the accounts of the Company (a bank holding company majority owned by the Otto Bremer Foundation) and all Subsidiary Banks and financial service subsidiaries in which the Company has a majority interest. All significant intercompany accounts and transactions have been eliminated.

     CASH FLOWS -- For purposes of this statement, the Company has defined cash equivalents as cash and due from banks. During the years ended December 31, 1997, 1996, and 1995, the Company received real estate valued at $835,000, $481,000, and $1,312,000, respectively, in satisfaction of outstanding loan balances. During the years ended December 31, 1997, 1996 and 1995, the Company issued installment notes totaling $60,000, $250,000 and $5,577,000, respectively, in connection with acquisitions.

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

     Under the Company's credit policies and practices, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans plus certain other loans identified by the Company meet the definition of impaired loans under Statements of Financial Accounting Standard

("FAS") Nos. 114 and 118. Impaired loans as defined by FAS 114 and 118 exclude certain large groups of smaller balance homogeneous loans such as consumer loans and residential real estate loans. Under these statements, loan impairment is required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

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

     INTANGIBLE ASSETS -- Intangible assets consist primarily of goodwill. The remaining unamortized balances at December 31, 1997 and 1996 were approximately $13,437,000 and $10,456,000, respectively, which are amortized over a 15 year period.

     INCOME TAXES -- Bremer Financial Corporation and subsidiaries file a consolidated federal tax return. Deferred taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Such differences are primarily related to the differences between providing for loan losses for financial reporting purposes while deducting charged-off loans for tax purposes.

     COMPREHENSIVE INCOME -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income." This statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet evaluated the full impact of adoption.

     SEGMENT REPORTING -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet evaluated the full impact of adoption.

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

     EARNINGS PER SHARE CALCULATIONS -- Basic earnings per common share have been computed using 12,000,000 common shares for all periods. The Company does not have any dilutive securities. See Note O.

     RECLASSIFICATIONS -- Certain amounts have been reclassified to provide consistent presentation among the various accounting periods shown. The reclassifications have no effect on previously reported net income or total shareholder's equity.

NOTE B: RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Subsidiary Banks are required to maintain average reserve balances in accordance with the Federal Reserve Bank requirements. The amount of those reserve balances was approximately $21,084,000 and $15,883,000 as of December 31, 1997 and 1996, respectively.

NOTE C: INVESTMENT AND MORTGAGE-BACKED SECURITIES

     At December 31, 1997 and 1996, investment and mortgage-backed securities with amortized cost of $533,665,000 and $655,439,000, respectively, were pledged as collateral to secure public deposits and for other purposes. The amortized cost and estimated fair value by maturity at December 31, 1997, are shown below (contractual maturity or, if earlier, call dates are used):

                                    HELD TO MATURITY         AVAILABLE FOR SALE
                                  --------------------      --------------------
                                  AMORTIZED      FAIR       AMORTIZED    FAIR
                                    COST         VALUE        COST       VALUE
                                  --------      ------      ---------   --------
                                                  (IN THOUSANDS)

      Within 1 year ..........    $ 91,878       91,871     137,528     138,460
      1 - 5 years ............     103,766      106,246     295,560     299,815
      5 - 10 years ...........      60,787       63,572     132,432     134,666
      After 10 years .........      15,194       15,221     145,990     147,683
                                  --------      -------     -------     -------
       Total .................    $271,625      276,910     711,510     720,624
                                  ========      =======     =======     =======

     The amortized cost and fair value of investment and mortgage-backed securities available for sale as of December 31 consist of the following:

                                               1997                                           1996
                         ----------------------------------------------   ---------------------------------------------
                                         GROSS        GROSS                              GROSS        GROSS
                          AMORTIZED   UNREALIZED   UNREALIZED    FAIR     AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                            COST         GAINS       LOSSES      VALUE      COST         GAINS       LOSSES      VALUE
                          ---------   ----------   ----------   -------   ---------   ----------   ----------   -------
                                                                 (IN THOUSANDS)
Governments ............  $ 25,858         196           2       26,052     54,966         317           25      55,258
State and political
 subdivisions ..........    33,315         596          --       33,911     36,934         271            7      37,198
Corporate bonds ........     9,058          --          31        9,027     36,109          88           80      36,117
Mortgage-backed
 securities ............   570,363       8,601         391      578,573    460,958       3,886        1,880     462,964
Equity securities ......    63,003         446          23       63,426     45,337         145          136      45,346
Other ..................     9,913          44         322        9,635      7,107          42          389       6,760
                          --------       -----         ---      -------    -------       -----        -----     -------
 Total .................  $711,510       9,883         769      720,624    641,411       4,749        2,517     643,643
                          ========       =====         ===      =======    =======       =====        =====     =======

     Proceeds from sales of investments and mortgage-backed securities were $132,230,000, $97,713,000, and $112,886,000, for 1997, 1996, and 1995,
respectively. Gross gains of $391,000, $727,000, and $938,000 and gross losses of $516,000, $580,000, and $634,000 were realized on those sales for 1997, 1996, and 1995, respectively.

     A summary of amortized cost and fair value of investment and mortgage-backed securities held to maturity at December 31 consist of the following:

                                              1997                                            1996
                         ---------------------------------------------   ---------------------------------------------
                                        GROSS        GROSS                              GROSS        GROSS
                         AMORTIZED   UNREALIZED   UNREALIZED    FAIR     AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                           COST         GAINS       LOSSES      VALUE       COST        GAINS       LOSSES      VALUE
                         ----------  ----------   ----------   -------   ---------   ----------   ----------   -------
                                                                (IN THOUSANDS)
Government
 agencies .............  $ 26,474         131          15       26,590     32,439          93           79      32,453
State and political
 subdivisions .........   153,157       5,667          12      158,812    150,656       4,123          187     154,592
Mortgage-backed
 securities ...........    91,994           4         490       91,508    109,036         308        1,233     108,111
                         --------       -----         ---      -------    -------       -----        -----     -------
 Total ................  $271,625       5,802         517      276,910    292,131       4,524        1,499     295,156
                         ========       =====         ===      =======    =======       =====        =====     =======

     State and political subdivision investments largely involve governmental entities within the Company's market area.

NOTE D: LOANS

     The Company is engaged in lending activities with borrowers in a wide variety of industries. Lending is concentrated in the areas in which its Subsidiary Banks are located. Loans at December 31 consist of the following:

                                               1997            1996
                                            ----------      ---------
                                                  (IN THOUSANDS)

       Commercial and other ............    $  387,048        346,602
       Commercial real estate ..........       419,063        340,621
        Construction ...................        36,518         30,039
       Agricultural ....................       409,875        378,399
       Residential real estate .........       387,549        351,946
        Construction ...................        12,609         11,904
       Consumer ........................       263,469        247,511
       Tax-exempt ......................        52,954         53,078
                                            ----------      ---------
         Total .........................    $1,969,085      1,760,100
                                            ==========      =========

     Impaired loans were $9,868,000 and $11,244,000 at December 31, 1997 and 1996, respectively. Impaired loans include nonaccrual and restructured loans. Restructured loans are those for which the terms (principal and/or interest) have been modified as a result of the inability of the borrower to meet the original terms of the loan. The reserve for loan losses includes approximately $1,751,000 and $1,519,000 relating to impaired loans at December 31, 1997 and 1996, respectively.

     The effect of nonaccrual and restructured loans on interest income for each of the three years ended December 31 was as follows:

                                                  1997        1996        1995
                                                --------    --------    --------
                                                         (IN THOUSANDS)

        Interest income
         As originally contracted ...........    $  794       1,227       1,575
         As recognized ......................      (276)       (291)       (429)
                                                 ------       -----       -----
        Reduction of interest income ........    $  518         936       1,146
                                                 ======       =====       =====

     Other nonperforming assets, consisting of other real estate owned, amounted to $691,000 and $240,000 at December 31, 1997 and 1996, respectively.

     Loans totaling $73,531,000 and $62,300,000 were pledged to secure Federal Home Loan Bank (FHLB) advances at December 31, 1997 and 1996, respectively.

     The Company and its subsidiaries have granted loans to the officers and directors (the "Group") of significant subsidiaries. The aggregate dollar amount of loans to the Group was $16,689,000 and $16,483,000 at December 31, 1997 and 1996, respectively. During 1997, $44,387,000 of new loans were made, repayments totaled $44,873,000, and changes in the composition of the Group or their associations increased loans outstanding by $692,000. These loans were made at the prevailing market interest rates.

NOTE E: RESERVE FOR LOAN LOSSES

     Changes in the reserve for loan losses are as follows:

                                                            1997          1996          1995
                                                          ---------     --------      --------
                                                                    (IN THOUSANDS)
         Beginning of year ...........................    $ 30,482       28,253        26,946
          Charge-offs ................................      (2,759)      (2,230)       (2,834)
          Recoveries .................................       1,026        1,703         1,610
                                                          --------       ------        ------
           Net charge-offs ...........................      (1,733)        (527)       (1,224)
          Provision for loan loss ....................       4,746        2,756         1,780
          Reserve related to acquired assets .........         758           --           751
                                                          --------       ------        ------
         End of year .................................    $ 34,253       30,482        28,253
                                                          ========       ======        ======

NOTE F: PREMISES AND EQUIPMENT

     Premises and equipment at December 31 consist of the following:

                                                                       1997        1996
                                                                    ---------    --------
                                                                       (IN THOUSANDS)
        Land ....................................................    $  7,530      6,521
        Buildings and improvements ..............................      54,573     49,836
        Furniture and equipment .................................      41,899     38,538
                                                                     --------     ------
         Total premises and equipment ...........................     104,002     94,895
        Less: accumulated depreciation and amortization .........      52,123     48,915
                                                                     --------     ------
        Premises and equipment, net .............................    $ 51,879     45,980
                                                                     ========     ======

NOTE G: SHORT-TERM BORROWINGS

     Short-term borrowings consist of federal funds and repurchase agreements (which generally mature within one to sixty days of the transaction date), treasury, tax and loan notes (which generally mature within one to thirty days), FHLB advances (which mature within one year), and advances under an unsecured revolving credit facility. The size of the credit facility available at December 31, 1997, is $30.0 million, of which $24.0 million was unused. The facility contains covenants which require the Company to maintain certain levels of capitalization.

     Information related to short-term borrowings for the two years ended December 31 is provided below:

                                                   FEDERAL FUNDS     FEDERAL HOME       TREASURY       REVOLVING
                                                  AND REPURCHASE       LOAN BANK      TAX AND LOAN      CREDIT
                                                    AGREEMENTS        BORROWINGS          NOTES        FACILITY
                                                  --------------     ------------     ------------     ---------
                                                                        (DOLLARS IN THOUSANDS)
Balance at December 31
 1996 ........................................      $ 188,129            78,200           8,692             --
 1997 ........................................        167,174           177,658          14,432          6,000
Weighted average interest rate at December 31
 1996 ........................................           5.58%             5.85            5.16            --
 1997 ........................................           5.41              5.89            5.00           6.31
Maximum amount outstanding at any month end
 1996 ........................................      $ 204,332           130,500          13,466             --
 1997 ........................................        206,275           245,372          14,878         18,000
Average amount outstanding during the year
 1996 ........................................      $ 175,196           101,081           6,536             --
 1997 ........................................        136,924           156,910           8,350          2,200
Weighted average interest rate during the year
 1996 ........................................           5.04%             5.62            5.16             --
 1997 ........................................           5.00              5.70            4.99           6.36


NOTE H: LONG-TERM DEBT

     Long-term debt (debt with original maturities of more than one year) at December 31 consists of the following:

                                                              1997        1996
                                                            --------    --------
                                                               (IN THOUSANDS)

         Federal Home Loan Bank borrowings ..............   $24,051     54,514
         Installment promissory notes and other .........     6,187      7,875
                                                            -------     ------
          Total .........................................   $30,238     62,389
                                                            =======     ======

     The FHLB borrowings bear interest at rates ranging from 5.84% to 7.35%, with maturity dates from 1998 through 2011, and are secured by certain loans and investment securities.

     The installment promissory notes and other bear interest at rates ranging from 5.68% to 8.53%, paid predominantly in annual installments through 2007.

     Maturities of long-term debt outstanding at December 31, 1997, were as follows:


                                                           (IN THOUSANDS)
       1998 ...........................................       $11,250
       1999 ...........................................        11,756
       2000 ...........................................           727
       2001 ...........................................         1,457
       2002 ...........................................           457
       Thereafter .....................................         4,591
                                                              -------
        Total .........................................       $30,238
                                                              =======

NOTE I: DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Most of the Company's assets and liabilities are considered financial instruments as defined in FAS 107. Many of the Company's financial instruments, however, lack an available trading market which is characterized by an exchange transaction of the instrument by a willing buyer and seller. It is also the Company's general practice and intent to hold most of its financial instruments to maturity and not engage in trading activities. Therefore, significant estimations and present value calculations were utilized by the Company for purposes of this disclosure. The use of different market assumptions and/or estimation methodologies may have a material effect on these estimated fair value amounts.

     The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 1997 and 1996. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1997 and, therefore, current estimates of fair value may differ from the amounts presented. As of December 31, carrying amounts and estimated fair values are:

                                                      1997                          1996
                                           -------------------------      ------------------------
                                                           ESTIMATED                     ESTIMATED
                                            CARRYING         FAIR         CARRYING         FAIR
                                             AMOUNT          VALUE         AMOUNT          VALUE
                                           ----------      ---------      --------       ---------
                                                               (IN THOUSANDS)
ASSETS
 Cash and due from banks ...............   $ 135,966         135,966       159,832        159,832
 Interest bearing deposits .............       1,886           1,886         1,778          1,778
 Securities held to maturity ...........     271,625         276,910       292,131        295,156
 Securities available for sale .........     720,624         720,624       643,643        643,643
 Loans .................................   1,929,874       1,935,749     1,725,664      1,749,594

LIABILITIES
 Demand deposits .......................   1,089,928       1,089,928     1,019,717      1,019,717
 Time deposits .........................   1,352,570       1,359,277     1,263,729      1,266,944
 Short-term borrowings .................     365,264         365,264       275,021        275,021
 Long-term debt ........................      30,238          30,521        62,389         62,826


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

NOTE J: EMPLOYEE BENEFIT PLANS

     PENSION PLAN -- The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on age, years of service and the employee's highest average compensation during 60 consecutive months of the last 120 months of employment. The Company's funding policy is, generally, to contribute annually an amount approximating the Company's annual net pension expense.

     Contributions are intended to provide for benefits attributed to service to date and for those expected to be earned in the future. The following table sets forth the plan's funded status and amount recognized in the Company's balance sheet at December 31 (based on a valuation date of September 30,):

                                                                                  1997         1996
                                                                               ---------     --------
                                                                                   (IN THOUSANDS)
   Accumulated benefit obligation, including vested benefits of $16,892
    in 1997, and $12,986 in 1996 ..........................................    $  19,150       14,836
   Increase due to salary projections .....................................        6,487        5,067
                                                                               ---------      -------
   Projected benefit obligation for service rendered to date ..............       25,637       19,903
   Plan assets (marketable securities) at fair value ......................      (27,783)     (21,124)
                                                                               ---------      -------
   Projected benefit obligation less than plan assets .....................       (2,146)      (1,221)
   Unrecognized actuarial gain ............................................        2,263        2,019
   Prior service cost not yet recognized in net periodic expense ..........         (597)        (612)
                                                                               ---------      -------
    Accrued pension (benefit) expense .....................................    $    (480)         186
                                                                               =========      =======

     Net periodic pension cost includes the following components:

                                                                     1997          1996          1995
                                                                  ---------      --------      -------
                                                                              (IN THOUSANDS)
   Service cost -- benefits earned during the period .........    $  1,118         1,145           973
   Interest cost on projected benefit obligation .............       1,715         1,597         1,434
   Actual return on plan assets ..............................      (5,495)       (1,240)       (3,645)
   Net amortization and deferral .............................       3,783          (297)        2,526
                                                                  --------        ------        ------
    Net pension cost .........................................    $  1,121         1,205         1,288
                                                                  ========        ======        ======

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.5%, respectively, at December 31, 1997, and 8.0% and 4.5%, respectively, at December 31, 1996. The expected long-term rate of return on assets in 1997, 1996, and 1995 was 9.0%.

     OTHER POSTRETIREMENT BENEFITS -- The Company provides certain retiree health care benefits relating primarily to medical insurance co-payments to retired employees between the ages of 55 and 65. In accordance with FAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," the Company accrues the cost of these benefits during the employees' active service.

     The following table sets forth the unfunded plan's accumulated postretirement obligation on the Company's balance sheet at December 31 (based on a valuation date of September 30,):

                                                         1997       1996
                                                       --------   -------
                                                         (IN THOUSANDS)
   Retirees ........................................    $  475       517
   Fully eligible active plan participants .........       378       280
   Other active plan participants. .................     1,403     1,133
                                                        ------     -----
    Total ..........................................    $2,256     1,930
                                                        ======     =====

  Net periodic postretirement benefit cost includes the following components:

                                                                            1997       1996        1995
                                                                          -------     ------      ------
                                                                                  (IN THOUSANDS)
   Service cost -- benefits earned during the period ..................    $ 130        122         106
   Interest cost on accumulated postretirement benefit obligation .....      158        148         130
   Net amortization and deferral ......................................      (69)       (82)       (106)
                                                                           -----        ---        ----
    Net postretirement benefit cost ...................................    $ 219        188         130
                                                                           =====        ===        ====

     For the 1997 measurements, the assumed annual rate of increase in the per capita cost of covered health care benefits was 8.6% for 1997 and 7.7% for 1998; the rate was assumed to decrease gradually to 5.0% for 2001 and remain at that level thereafter. The health care cost trend assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1997 by $262,362 and the aggregate of the service cost and interest cost components of net periodic post-retirement benefit cost for the year then ended by $42,778.

     The weighted average discount rates used in determining the accumulated postretirement benefit obligation at December 31, 1997 and 1996 were 7.25% and 8.0%, respectively.

     OTHER POSTEMPLOYMENT BENEFITS -- The Company accounts for postemployment benefits in accordance with FAS No. 112, "Employer's Accounting for Postemployment Benefits," adopted in 1994.

     PROFIT SHARING PLAN -- The profit sharing plan is a defined contribution plan with contributions made by the Company. The profit sharing plan is noncontributory at the employee level, except for the employees' option to contribute under a 401(k) savings plan available as part of the profit sharing plan.

     Contributions are calculated using a formula based primarily upon the Company's earnings. The expense for 1997 and 1996 was approximately $2,264,000 and $1,757,000, respectively. Contributions to the plan were $1,560,000 in 1995.

     EMPLOYEE STOCK OWNERSHIP PLAN -- The ESOP is a defined contribution plan covering substantially all employees, with contributions made exclusively by the Company on a discretionary year-by-year basis. The expense for 1997 and 1996 was approximately $250,000 and $350,000, respectively. Contributions to the plan were $350,000 in 1995.

NOTE K: OTHER NONINTEREST INCOME

     Other noninterest income consists of the following:


                                       1997      1996      1995
                                     -------   -------   -------
                                           (IN THOUSANDS)
   Brokerage commissions .........    $2,935    2,531     1,243
   Fees on loans .................     2,452    2,484     1,726
   Other .........................     1,314    1,291     1,983
                                      ------    -----     -----
     Total .......................    $6,701    6,306     4,952
                                      ======    =====     =====

NOTE L: OTHER NONINTEREST EXPENSE

     Other noninterest expense consists of the following:

                                                     1997      1996      1995
                                                  ---------  --------  --------
                                                          (IN THOUSANDS)

   Printing, postage and office supplies .......   $ 5,189     4,802     4,584
   Marketing ...................................     3,609     3,306     3,041
   Other real estate owned .....................       149        56        84
   Other .......................................    12,814    12,193    10,681
                                                   -------    ------    ------
     Total .....................................   $21,761    20,357    18,390
                                                   =======    ======    ======

NOTE M: INCOME TAXES

     The components of the provision for income taxes are as follows:

                                              1997        1996        1995
                                           ---------    --------    --------
                                                     (IN THOUSANDS)
   Current
    Federal ............................    $12,941      12,290       8,295
    State ..............................      3,981       4,051       2,956
   Deferred ............................        279      (1,204)      1,074
                                            -------      ------      ------
     Total .............................    $17,201      15,137      12,325
                                            =======      ======      ======

     A reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate is as follows:

                                                        1997     1996     1995
                                                      -------   ------   ------
                                                           (IN THOUSANDS)

Tax at statutory rate ..............................  $18,291   16,434   13,811
Plus state income tax, net of federal tax benefits .    2,588    2,634    1,922
                                                      -------   ------   ------
                                                       20,879   19,068   15,733
Less tax effect of:
 Interest on state and political
  subdivision securities ...........................    2,955    3,003    2,980
 Other tax-exempt interest .........................    1,471    1,499    1,553
 Amortization ......................................     (260)    (249)     (93)
 Minority interest in earnings .....................     (520)    (560)    (511)
 Other .............................................       32      238     (521)
                                                      -------   ------   ------
                                                        3,678    3,931    3,408
                                                      -------   ------   ------
Income tax expense .................................  $17,201   15,137   12,325
                                                      =======   ======   ======

     The following table sets forth the temporary differences comprising the net deferred taxes included with interest receivable and other assets on the consolidated balance sheet at December 31:

                                                                1997       1996
                                                              --------   -------
                                                                (IN THOUSANDS)

   Deferred tax assets
    Provision for loan losses .............................   $13,485    12,113
    Employee compensation and benefits accruals ...........     1,562     1,757
    Deferred income .......................................       584       270
    Other .................................................       103       378
                                                              -------    ------
     Total ................................................    15,734    14,518
                                                              =======    ======
   Deferred tax liabilities
    Deferred expense ......................................     1,511     1,196
    Depreciation ..........................................     3,264     1,630
    Unrealized gains on securities available for sale .....     3,642       888
    Other .................................................       444       396
                                                              -------    ------
     Total ................................................     8,861     4,110
                                                              -------    ------
   Net deferred tax assets ................................   $ 6,873    10,408
                                                              =======    ======

NOTE N: COMMITMENTS AND CONTINGENCIES

     The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations at December 31:

                                                             1997         1996
                                                           --------     --------
                                                              (IN THOUSANDS)

   Standby letters of credit ...........................   $ 23,392      35,863
   Loan commitments ....................................    418,101     341,822

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

     The Company issued redeemable preferred stock of Dunn County Bankshares, Inc. ("DCBI") in connection with the acquisition of operations in Menomonie, Wisconsin on September 1, 1994. This stock is cumulative, pays dividends of 3.85% annually, and is generally redeemable at par value plus unpaid dividends after the earlier to occur of (i) the death of the holder, or (ii) the lapse of 5 years from the date of issuance.

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

     At December 31, 1997 and 1996, 960,000 shares of redeemable class A common stock were issued and outstanding. With the exception of shares held in the Company's ESOP, these shares were subject to redemption at a price of $23.24 and $21.18 per share, respectively, which approximated book value. Shares held in the Company's ESOP were redeemed at a price of $31.20 and $26.35 per share, respectively, as determined by an independent appraiser. These shares are owned by employees and Directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. The shares have been classified as redeemable class A common stock subject to redemption at a price, which approximates book value. It is the Company's intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company or its subsidiaries and not be directly repurchased by the Company or the Otto Bremer Foundation.

     Certain restrictions exist regarding the extent to which banks may transfer funds to the Company in the form of dividends. Federal law prevents the Company and its non-bank subsidiaries from borrowing from the Subsidiary Banks unless the loans are secured by specified U.S. obligations. Further, the secured loans that may be made by Subsidiary Banks are generally limited in amount to 10% of the Subsidiary Bank's equity if made to the Company or any individual affiliate and 20% of the Subsidiary Bank's equity if made to all affiliates and the Company in the aggregate. At December 31, 1997, 1996 and 1995, no Subsidiary Banks had extended credit to the Company.

     Payment of dividends to the Company by its Subsidiary Banks is subject to various limitations by bank regulators, which includes maintenance of certain minimum capital ratios. As of December 31, 1997, $46,487,000 of retained earnings of the Subsidiary Banks was available for distribution to the Company as dividends subject to these limitations. Approximately $38,654,000 was available for distribution without obtaining the prior approval of the appropriate bank regulator.

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

     Qualitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below and as defined in the regulations) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

     The Company's actual capital amounts and ratios are also presented below.

                                                                                         FOR CAPITAL
                                                               ACTUAL                 ADEQUACY PURPOSES
                                                       ----------------------       ---------------------
                                                         AMOUNT        RATIO         AMOUNT        RATIO
                                                       ---------      -------       --------      -------
AS OF DECEMBER 31, 1997:
 TOTAL CAPITAL (TO RISK WEIGHTED ASSETS) ..........    $295,722         13.94%     $169,669         8.00%
 TIER I CAPITAL (TO RISK WEIGHTED ASSETS) .........     269,116         12.69        84,834         4.00
 TIER I CAPITAL (TO AVERAGE ASSETS) ...............     269,116          8.70        92,839         3.00

As of December 31, 1996:
 Total Capital (to Risk Weighted Assets) ..........     274,447         14.15       155,213         8.00
 Tier I Capital (to Risk Weighted Assets) .........     250,118         12.89        77,607         4.00
 Tier I Capital (to Average Assets) ...............     250,118          8.79        85,410         3.00


     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board's implementation of FDICIA defines "well-capitalized" institutions as those whose Tier I Capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. The Company's Subsidiary Banks ratios in each of these categories met or exceeded the "well-capitalized" ratios as of December 31, 1997.

NOTE Q: BREMER FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED
        STATEMENTS:

BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1997         1996
                                                              --------     --------
                                                                  (IN THOUSANDS)
   ASSETS
    Cash and cash equivalents ............................    $ 10,060       2,048
    Marketable securities ................................          --      22,391
    Investment in and advances to:
     Bank subsidiaries ...................................     244,780     220,929
     Non-bank subsidiaries ...............................      33,211      11,432
    Other assets .........................................       2,534       3,482
                                                              --------     -------
      Total assets .......................................    $290,585     260,282
                                                              ========     =======

   LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term borrowings ................................    $  6,000          --
    Long-term debt .......................................       4,022       4,446
    Accrued expenses and other liabilities ...............       1,714       1,629
    Redeemable class A common stock ......................      22,308      20,337
    Shareholder's equity .................................     256,541     233,870
                                                              --------     -------
      Total liabilities and shareholder's equity .........    $290,585     260,282
                                                              ========     =======

NOTE Q: BREMER FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED
        STATEMENTS: (CONTINUED)

STATEMENTS OF INCOME

                                                                               YEAR ENDED DECEMBER 31
                                                                      ---------------------------------------
                                                                         1997           1996           1995
                                                                      ----------      ---------      --------
                                                                                   (IN THOUSANDS)
     INCOME
      Dividends from:
       Bank subsidiaries .........................................    $  28,274         19,281         23,357
       Non-bank subsidiaries .....................................       12,850            603            200
      Interest from subsidiaries .................................          863            313            248
      Other interest income ......................................          405          1,363            942
      Gain (loss) on sale of securities ..........................           54            200            (13)
      Other income ...............................................          274             14             14
                                                                      ---------        -------        -------
       Total income ..............................................       42,720         21,774         24,748

     EXPENSES
      Interest expense:
       Short-term borrowings .....................................          154             --             --
       Long-term debt ............................................          339            373            266
      Salaries and benefits ......................................        1,083            702            621
      Operating expense paid to subsidiaries .....................        1,148          1,190          1,165
      Other operating expenses ...................................          679          1,105            546
                                                                      ---------        -------        -------
       Total expenses ............................................        3,403          3,370          2,598
                                                                      ---------        -------        -------
       Income before income tax benefit ..........................       39,317         18,404         22,150
      Income tax benefit .........................................        1,181            788            747
                                                                      ---------        -------        -------
       Income of parent company only .............................       40,498         19,192         22,897
      Equity in undistributed earnings of subsidiaries ...........       (5,438)        12,625          4,239
                                                                      ---------        -------        -------
     NET INCOME ..................................................    $  35,060         31,817         27,136
                                                                      =========        =======        =======


STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31
                                                                      ---------------------------------------
                                                                         1997           1996           1995
                                                                      ----------      ---------      --------
                                                                                   (IN THOUSANDS)

     CASH FLOWS FROM OPERATING ACTITIVIES
      Net income .................................................    $  35,060         31,817        27,136
      Adjustments to reconcile net income to net cash
       provided by operating activities
        Equity in undistributed earnings of subsidiaries .........        5,438        (12,625)       (4,239)
        (Gain) loss on sale of securities ........................          (54)          (200)           13
        Securities amortization ..................................          115            470           185
        Other, net ...............................................        1,108           (262)       (1,080)
                                                                      ---------        -------        ------
        Net cash provided by operating activities ................       41,667         19,200        22,015
                                                                      ---------        -------        ------
     CASH FLOWS FROM INVESTING ACTIVITIES
      Investment in and advances to subsidiaries, net ............      (47,104)        (7,624)      (10,332)
      Purchases of securities, net ...............................      (18,644)       (22,746)      (28,127)
      Proceeds from maturities of securities .....................       23,075          5,303        13,968
      Proceeds from sales of securities ..........................       17,842         15,540         9,409
                                                                      ---------        -------       -------
        Net cash used by investing activities ....................      (24,831)        (9,527)      (15,082)
                                                                      ---------        -------       -------
     CASH FLOWS FROM FINANCING ACTIVITIES
      Short-term borrowings, net .................................        6,000             --            --
      Long-term debt, net ........................................         (424)          (424)        4,870
      Dividends paid .............................................      (14,400)       (12,600)       (9,600)
                                                                      ---------        -------       -------
        Net cash used by financing activities ....................       (8,824)       (13,024)       (4,730)
                                                                      ---------        -------       -------
     Increase (decrease) in cash and cash equivalents ............        8,012         (3,351)        2,203
     Cash and cash equivalents
      Beginning of year ..........................................        2,048          5,399         3,196
                                                                      ---------        -------       -------
      End of year ................................................    $  10,060          2,048         5,399
                                                                      =========        =======       =======

                          INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BREMER FINANCIAL CORPORATION


     We have audited the accompanying consolidated balance sheets of Bremer Financial Corporation and subsidiaries (the Company), a subsidiary of the Otto Bremer Foundation as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bremer Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP


January 26, 1998
Saint Paul, Minnesota

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No event requiring disclosure pursuant to this Item 9 has occurred during the two years ended December 31, 1997.


                                    PART III.

     Items 10 through 13 of the Form 10-K are omitted because the Company will file before April 30, 1998 a definitive Proxy Statement (the "Proxy Statement") conforming to Schedule 14A involving the election of directors. The information required by Items 10, 11, 12 and 13 of Part III of the Form 10-K are hereby incorporated by reference to such Proxy Statement.


                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          (1) The following financial statements of Bremer Financial Corporation are part of this document under Item 8. Financial Statements and Supplementary Data:

               Consolidated Balance Sheets -- December 31, 1997 and December 31, 1996

               Consolidated Statements of Income -- Years ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Shareholder's Equity -- Years ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows -- Years ended December 31, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements

               Independent Auditors' Report

          (2) Financial statement schedules are omitted as they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

          (3)  The following exhibits are filed as a part of this report:

                    10.1 Bremer Financial Corporation 1997 Executive Annual Incentive Compensation Plan for Director, Operations & Technology; Retail Banking Services Director; Chief Information Officer; Chief Financial Officer; Chief Credit Officer; and Human Resources Director.

                    10.2 Bremer Financial Corporation 1997 Executive Annual Incentive Compensation Plan for Group Presidents.

                    10.3 Bremer Financial Corporation 1997 Executive Annual Incentive Compensation Plan for Chief Operating Officer.

                    10.4 Bremer Financial Corporation 1997 Executive Annual Incentive Compensation Plan for President and CEO.

                    21    Subsidiaries of the Company.

                    27    Financial Data Schedule.

               The following exhibits are incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, and 10.6, respectively, to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1996:

                    10.5 Bremer Financial Corporation 1996 Executive Incentive Compensation Plan for Chief Financial Officer, Chief Credit Officer, and Human Resources Director.

                    10.6 Bremer Financial Corporation 1996 Executive Incentive Compensation Plan for Group Presidents.

                    10.7 Bremer Financial Corporation 1996 Executive Incentive Compensation Plan for Chief Operating Officer.

                    10.8 Bremer Financial Corporation 1996 Executive Incentive Compensation Plan for President and CEO.

                    10.9 Bremer Financial Corporation 1996 Long-Term Compensation Plan for Group Presidents and Chief Operating Officer.

                    10.10 Bremer Financial Corporation 1996 Long-Term Incentive
                          Compensation Plan for President and CEO.

               The following exhibits are incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1995:

                    10.11 Bremer Financial Corporation 1995 Executive Incentive
                          Plan for Group Presidents.

                    10.12 Bremer Financial Corporation 1995 Executive Incentive
                          Plan for Retail Banking Services Director (Chief Operating Officer).

                    10.13 Bremer Financial Corporation 1995 Executive Incentive
                          Compensation Plan for President and CEO.

                    10.14 Bremer Financial Corporation 1995 Long-Term
                          Compensation Plan for Group Presidents and Retail Banking Services Director (Chief Operating Officer).

                    10.15 Bremer Financial Corporation 1995 Long-Term Incentive
                          Compensation Plan for President and CEO.

               The following exhibit is incorporated by reference to Exhibit
          10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992:

                    10.16 Resolutions of the Board of Directors of the Company
                          adopted on February 9, 1993 amending the Employment Agreements filed or incorporated by reference as Exhibits 10.19 through 10.22 (inclusive).

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

                    10.17 Employment Agreement by and between Bremer Financial
                          Services, Inc. ("BFS") and Terry Cummings dated January 9, 1985 and Amendment thereto dated March 23, 1988.

                    10.18 Employment Agreement by and between BFS and Duaine
                          Espegard dated January 2, 1986 and Amendments thereto dated October 28, 1987 and March 23, 1988.

                    10.19 Employment Agreement by and between BFS and Kenneth
                          Nelson dated January 2, 1986 and Amendments thereto dated October 28, 1987 and March 23, 1988.

                    10.20 Employment Agreement by and between BFS and Gene Sipe dated January 2, 1986 and Amendments thereto dated October 28, 1987 and March 23, 1988.

                    10.21 Bremer Financial Corporation Employee Stock Ownership
                          Plan and Trust Agreement.

                    10.22 Bremer Banks Profit Sharing Plus Plan, as amended and restated effective January 1, 1986, and Amendment
                          No. 1 thereto.

                    10.23 Bremer Banks Profit Sharing Plus Trust Agreement dated
                          October 1, 1986 and Amendment No. 1 thereto.

                    10.24 Bremer Banks Retirement Plan as effective April 1,
                          1985.

                    10.25 Bremer Banks Retirement Plan Trust Agreement (as
                          revised and restated effective January 1, 1976).

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

                     4.1 Specimen of Stock Certificate evidencing Class A Common Stock.

                     4.2 Specimen of Stock Certificate evidencing Class B Common Stock.

                    99.3 Otto Bremer Foundation Trust Instrument dated May 22, 1944.

     (b) The Company filed no Current Reports on Form 8-K during the fourth quarter of 1997, which ended December 31, 1997.

     A copy of this Form 10-K and exhibits herein can be obtained by writing Robert B. Buck, Senior Vice President and Chief Financial Officer, Bremer Financial Corporation, 445 Minnesota Street, Suite 2000, St. Paul, MN 55101.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 13, 1998.                      Bremer Financial Corporation


                                     By           /s/ STAN K. DARDIS
                                       -----------------------------------------
                                                    Stan K. Dardis
                                       ITS PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on March 13, 1998 in the capacities indicated.

                                                  /s/ STAN K. DARDIS
                                       -----------------------------------------
                                                    Stan K. Dardis
                                       ITS PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                    AND DIRECTOR


                                                /s/ TERRY M. CUMMINGS
                                       -----------------------------------------
                                                   Terry M. Cummings
                                          CHAIRMAN OF THE BOARD AND DIRECTOR


                                              /s/ WILLIAM H. LIPSCHULTZ
                                       -----------------------------------------
                                                William H. Lipschultz
                                             VICE PRESIDENT AND DIRECTOR


                                              /s/ CHARLOTTE S. JOHNSON
                                       -----------------------------------------
                                                 Charlotte S. Johnson
                                             VICE PRESIDENT AND DIRECTOR


                                                /s/ SHERMAN WINTHROP
                                       -----------------------------------------
                                                  Sherman Winthrop
                                                      DIRECTOR


                                               /s/ DANIEL C. REARDON
                                       -----------------------------------------
                                                 Daniel C. Reardon
                                            VICE PRESIDENT AND DIRECTOR


                                                 /s/ ROBERT B. BUCK
                                       -----------------------------------------
                                                    Robert B. Buck
                                       SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                         OFFICER (PRINCIPAL FINANCIAL OFFICER)


                                                 /s/ STUART F. BRADT
                                       -----------------------------------------
                                                   Stuart F. Bradt
                                         CONTROLLER (CHIEF ACCOUNTING OFFICER)

                    (This page was intentionally left blank)

                                INDEX TO EXHIBITS

Description of Exhibits                                                     Page

10.1 Bremer Financial Corporation 1997 Executive Annual Incentive Compensation Plan for Director, Operations & Technology; Retail Banking Services Director; Chief Information Officer; Chief Financial Officer; Chief Credit Officer; and Human Resources Director.

10.2 Bremer Financial Corporation 1997 Executive Annual Incentive Compensation Plan for Group Presidents.

10.3 Bremer Financial Corporation 1997 Executive Annual Incentive Compensation Plan for Chief Operating Officer.

10.4 Bremer Financial Corporation 1997 Executive Annual Incentive Compensation Plan for President and CEO.

21       Subsidiaries of the Company.

27       Financial Data Schedule.