Form 10-Q
period 1998-03-31
BREMER FINANCIAL CORPORATION
filed 1998-05-14
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

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

Yes ___X___                No  _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            As of March 31, 1998, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998


                                      INDEX


PART I --  FINANCIAL INFORMATION                                            Page

                        Item 1 --   Financial Statements                     2

                        Item 2 --   Management's Discussion and Analysis     8
                                    of Financial Condition and Results
                                    of Operations

PART II --  OTHER INFORMATION


                        Item 5--    Other information                       23

                        Item 6 --   Exhibits and Reports on Form 8-K        23

                        Signatures                                          24

ITEM 1.  FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


==========================================================================================================================
                                                                                  March 31       December 31      March 31
(IN THOUSANDS)                                                                      1998             1997           1997
--------------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)                    (Unaudited)
ASSETS
    Cash and due from banks                                                      $   114,616        135,966         98,664
    Interest bearing deposits                                                          1,922          1,886          1,598

    Investment securities held to maturity (fair value of $174,036,
         $185,402 and $178,581, respectively)                                        167,890        179,631        176,405
    Mortgage-backed securities held to maturity (fair value of $70,286,
         $91,508 and $104,696, respectively)                                          70,567         91,994        106,385
--------------------------------------------------------------------------------------------------------------------------
         TOTAL SECURITIES HELD TO MATURITY                                           238,457        271,625        282,790
    Investment securities available for sale (amortized cost of $137,293,
         $141,147 and $172,364, respectively)                                        138,515        142,051        172,005
    Mortgage-backed securities available for sale (amortized cost of $632,603,
         $570,363 and $493,392, respectively)                                        640,019        578,573        492,682
--------------------------------------------------------------------------------------------------------------------------
         TOTAL SECURITIES AVAILABLE FOR SALE                                         778,534        720,624        664,687
    Loans and leases                                                               2,003,510      1,969,085      1,739,348
         Reserve for credit losses                                                   (35,206)       (34,253)       (31,139)
         Unearned discount                                                            (5,067)        (4,958)        (4,016)
--------------------------------------------------------------------------------------------------------------------------
         NET LOANS AND LEASES                                                      1,963,237      1,929,874      1,704,193
    Premises and equipment, net                                                       52,551         51,879         47,531
    Interest receivable and other assets                                              58,859         61,847         58,215
--------------------------------------------------------------------------------------------------------------------------

                  TOTAL ASSETS                                                   $ 3,208,176      3,173,701      2,857,678
==========================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
    Noninterest bearing deposits                                                 $   301,834        344,521        276,587
    Interest bearing deposits                                                      2,141,238      2,097,977      1,965,431
--------------------------------------------------------------------------------------------------------------------------
         TOTAL DEPOSITS                                                            2,443,072      2,442,498      2,242,018
    Federal funds purchased and repurchase agreements                                179,669        167,174        144,189
    Other short-term borrowings                                                      191,352        198,090        102,472
    Long-term debt                                                                    55,119         30,238         62,312
    Accrued expenses and other liabilities                                            42,201         44,697         38,590
--------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                         2,911,413      2,882,697      2,589,581

    Minority interests                                                                10,059         10,011          9,449
    Redeemable preferred stock, $100 par, 80,000 shares authorized;
         71,594 shares issued; and outstanding shares of 20,837,
         21,437 and 21,437, respectively                                               2,084          2,144          2,144
    Redeemable class A common stock, 960,000 shares
         issued and outstanding                                                       22,770         22,308         20,520

    Shareholder's equity
         Common stock
             Class A, no par, 12,000,000 shares authorized;
                  240,000 shares issued and outstanding                                   57             57             57
             Class B, no par, 10,800,000 shares authorized,
                  issued and outstanding                                               2,562          2,562          2,562
         Retained earnings                                                           254,637        249,079        233,939
         Net unrealized gain (loss) on securities available for sale                   4,594          4,843           (574)
 -------------------------------------------------------------------------------------------------------------------------

         TOTAL SHAREHOLDER'S EQUITY                                                  261,850        256,541        235,984
--------------------------------------------------------------------------------------------------------------------------

                  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                     $ 3,208,176      3,173,701      2,857,678
==========================================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



===============================================================================================
                                                                    Three Months Ended March 31
                                                                  -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             1998      1997       1996
-----------------------------------------------------------------------------------------------
INTEREST INCOME
      Loans and leases, including fees                             $43,766    37,962     36,406
      Securities
           Taxable                                                  12,228    11,543     12,002
           Tax-exempt                                                2,740     2,758      2,756
      Federal funds sold                                               222        --         --
      Other                                                             28        23         40
-----------------------------------------------------------------------------------------------
           Total interest income                                    58,984    52,286     51,204
-----------------------------------------------------------------------------------------------
INTEREST EXPENSE
      Deposits                                                      24,024    21,590     21,600
      Federal funds purchased and repurchase agreements              1,981     1,655      1,952
      Other short term borrowings                                    2,662     1,188      1,101
      Long term debt                                                   656       889        431
-----------------------------------------------------------------------------------------------
           Total interest expense                                   29,323    25,322     25,084
-----------------------------------------------------------------------------------------------

           Net interest income                                      29,661    26,964     26,120
      Provision for credit losses                                    1,209       858        611
-----------------------------------------------------------------------------------------------
           Net interest income after provision for credit losses    28,452    26,106     25,509
-----------------------------------------------------------------------------------------------
NONINTEREST INCOME
      Service charges                                                4,001     3,603      3,025
      Insurance                                                      1,686     1,664      1,452
      Trust                                                          1,742     1,495      1,311
      Gain on sale of loans                                          1,112       328        470
      Gain / (loss) on sale of securities                            1,210      (265)       158
      Other                                                          2,268     1,739      1,577
-----------------------------------------------------------------------------------------------
           Total noninterest income                                 12,019     8,564      7,993
-----------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
      Salaries and wages                                            11,734    10,376      9,545
      Employee benefits                                              3,022     2,927      2,762
      Occupancy                                                      1,605     1,482      1,521
      Furniture and equipment                                        1,797     1,668      1,530
      Data processing fees                                           1,497     1,999      1,857
      FDIC premiums and examination fees                               300       (84)       435
      Other                                                          5,189     4,664      4,041
-----------------------------------------------------------------------------------------------
           Total noninterest expense                                25,144    23,032     21,691
-----------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                    15,327    11,638     11,811
      Income tax expense                                             5,325     3,834      3,795
-----------------------------------------------------------------------------------------------
NET INCOME                                                         $10,002     7,804      8,016
===============================================================================================
Per common share amounts
      Net income-basic                                             $  0.83      0.65       0.67
      Dividends paid                                                  0.33      0.30       0.25
===============================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY



====================================================================================================================================

                                                                                                    Net Unrealized
                                                                                                    Gain (Loss) on
                                                                                     Common Stock     Securities
                                                                                   ----------------   Available  Retained
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                           Class A   Class B  for Sale   Earnings    Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                                            $57     2,562    3,895     212,392   218,906

Net income                                                                                                        31,817    31,817
Dividends, $1.05 per share                                                                                       (12,600)  (12,600)
Allocation of net income in excess of dividends and change
      in net unrealized gain (loss) on securities available
      for sale to redeemable class A common stock                                                        236      (1,538)   (1,302)
Change in net unrealized gain (loss) on securities available for sale                                 (2,951)               (2,951)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                                                             57     2,562    1,180     230,071   233,870

Net income                                                                                                        35,060    35,060
Dividends, $1.20 per share                                                                                       (14,400)  (14,400)
Allocation of net income in excess of dividends and change
      in net unrealized gain (loss) on securities available
      for sale to redeemable class A common stock                                                       (319)     (1,652)   (1,971)
Change in net unrealized gain (loss) on securities available for sale                                  3,982                 3,982
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                                                             57     2,562    4,843     249,079   256,541

Net income                                                                                                        10,002    10,002
Dividends, $.33 per share                                                                                         (3,960)   (3,960)
Allocation of net income in excess of dividends and change
      in net unrealized gain (loss) on securities available
      for sale to redeemable class A common stock                                                         22        (484)     (462)
Change in net unrealized gain (loss) on securities available for sale                                   (271)                 (271)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                                                               $57     2,562    4,594     254,637   261,850
===================================================================================================================================



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
INFORMATION SUBSEQUENT TO DECEMBER 31, 1997 IS UNAUDITED.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

============================================================================================================
                                                                             Three Months Ended March 31
                                                                         -----------------------------------
(IN THOUSANDS)                                                              1998           1997         1996
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                           $  10,002        7,804        8,016
    Adjustments to reconcile net income to net cash
         provided by operating activities
             Provision for credit losses                                     1,209          858          611
             Depreciation and amortization                                   2,033        1,748        1,731
             Minority interests in earnings of subsidiaries                    400          340          346
             (Gain) loss on sale of securities                              (1,210)         265         (158)
             Gain on sale of other real estate owned,net                        (1)         (23)          (8)
             Other assets and liabilities, net                                (212)      (1,356)        (265)
    Proceeds from sales of other real estate owned                             286           54          263
    Cash receipts related to loans originated specifically for resale       48,540       16,450       27,440
    Cash payments related to loans originated specifically for resale      (48,774)     (16,506)     (26,970)
------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                      12,273        9,634       11,006
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Deposits in other banks, net                                               (36)         180          731
    Purchases of securities available for sale                            (150,065)    (103,123)     (62,861)
    Purchases of securities held to maturity                                (2,689)      (6,525)      (9,381)
    Proceeds from maturities of securities available for sale               38,504       39,859       30,705
    Proceeds from maturities of securities held to maturity                 35,233        8,524       25,206
    Proceeds from sales of securities available for sale                    55,027       51,441       23,155
    Loans and leases, net                                                  (34,338)      15,460       (8,854)
    Acquisition of premises and equipment                                   (2,304)      (3,015)      (1,530)
------------------------------------------------------------------------------------------------------------
             Net cash (used) provided by investing activities              (60,668)       2,801       (2,829)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Noninterest bearing deposits, net                                      (42,687)     (55,556)     (59,754)
    Interest bearing deposits (excluding certificates of deposit), net      35,694       (2,133)      (9,246)
    Certificates of deposits, net                                            7,567       16,262       20,901
    Federal funds purchased and repurchase agreements, net                  12,495      (43,940)     (20,707)
    Other short-term borrowings, net                                        (6,738)      15,580       24,853
    Long-term debt, net                                                     24,881          (77)       2,120
    Minority interests acquired and dividends paid                            (147)        (139)        (272)
    Redeemable preferred stock                                                 (60)          --           --
    Dividends paid                                                          (3,960)      (3,600)      (3,000)
------------------------------------------------------------------------------------------------------------
             Net cash provided (used) by financing activities               27,045      (73,603)     (45,105)
------------------------------------------------------------------------------------------------------------
             Net decrease in cash and due from banks                       (21,350)     (61,168)     (36,928)
    Cash and due from banks
         Beginning of year                                                 135,966      159,832      127,786
------------------------------------------------------------------------------------------------------------
         End of year                                                     $ 114,616       98,664       90,858
============================================================================================================


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

B. GENERAL. The consolidated financial statements include the accounts of Bremer Financial Corporation and Subsidiaries. All material intercompany transactions and balances are eliminated in consolidation. The Company has not changed its accounting policies from those stated for the year ended December 31, 1997 and included in its Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 13, 1998.

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

D. EARNINGS PER SHARE CALCULATIONS. Basic earnings per common share have been computed using 12,000,000 common shares outstanding for all periods. The Company does not have any dilutive securities.

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

F. REDEEMABLE CLASS A COMMON STOCK. At March 31, 1998, the 960,000 class A shares were generally redeemable at $23.72 per share. Since January 1, 1998 and through March 31, 1998, options to call 9,193.2044 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's Subsidiaries. During the same period, a total of 2,600 shares changed hands directly between individuals.

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

H. COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
             (FAS) No. 130, "Reporting Comprehensive Income." The Company adopted FAS No. 130 on January 1, 1998, and reported comprehensive income for the first quarter of 1998 of $9.7 million as compared to the $5.9 million reported for the first quarter of 1997. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on securities available for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Earnings Summary

Bremer Financial Corporation (the "Company") recorded net income of $10.0 million for the first quarter of 1998, compared to $7.8 million earned in the first quarter of 1997. Contributing positively to first quarter earnings were a $3.5 million or 40.3% increase in noninterest income and a $2.7 million or 10.0% increase in net interest income. Partially offsetting these positive increases were a $2.1 million or 9.2% increase in noninterest expense and a $351 thousand increase in the provision for credit losses.

Return on average assets (ROA) was 1.34% for the first quarter of 1998, compared to 1.17% for the same period in 1997. Return on average realized equity (RORE) was 14.66% for the first quarter of 1998, compared to 12.41% for the same period in 1997. Table I presents a summary of the components affecting the change in return on assets from March 31, 1997 to March 31, 1998.


Shareholder's Equity and Dividends

Shareholder's equity and redeemable class A common stock totaled $284.6 million at March 31, 1998, representing a book value per share of $23.72, an 11.0% increase from $21.38 at March 31, 1997. Dividends paid per share in the first quarter of 1998 increased to $.33 as compared to the $.30 paid in each of the four quarters of 1997. The Company maintains a very strong capital position compared to industry standards. Table II presents various regulatory capital ratios.

Securities classified as available for sale are recorded at market value on the Company's balance sheet, with unrealized gains or losses, net of tax, included in shareholder's equity. The net unrealized gain or loss in shareholder's equity had the effect of increasing the book value per share by $.42 as of March 31, 1998 and decreasing the book value per share by $.05 as of March 31, 1997.


Net Interest Income

Tax-equivalent net interest income for the first quarter of 1998 was $31.5 million, an increase of $2.7 million or 9.3% from the first quarter of 1997. This increase in net interest income resulted from an 11.6% increase in average earning assets, enhanced by acquisitions. The increase in earning assets more than offset the decline in the net interest margin from 4.41% in the first quarter of 1997 to 4.32% in the first quarter of 1998. Table III presents the quarter-to-quarter comparison of tax- equivalent net interest income and net interest margins.

As presented in Table IV, in comparing the net interest margin for the first quarter of 1998 to that of the first quarter of 1997, the margin was negatively impacted by both a decrease in spread between yields on earning assets and costs on interest bearing liabilities and a less favorable product mix. Positively impacting the margin were an increase in yield-related loan fees and higher levels of free funds.

The Company uses various tools to assess its current interest rate sensitivity position, such as gap analysis, simulation of future net interest income, and a valuation model which measures the sensitivity of balance sheet valuations to changes in interest rates. In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows generated. The impact on valuations is then calculated for a 200 basis point rate shock. At March 31, 1998, the valuation model indicates that the value of assets would decline 3% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity impact from this 200 basis point increase in interest rates would be a decrease of 9%.


Nonperforming Assets

Table VI shows the details of nonperforming assets at March 31, 1998, December 31, 1997 and March 31, 1997. Nonperforming assets, which include nonperforming loans and leases and other real estate owned (OREO), were $10.5 million at March 31, 1998. This total represents a decrease of $89 thousand from December 31, 1997 and a decrease of $680 thousand from March 31, 1997. Nonperforming assets as a percentage of total loans, leases and OREO declined slightly to .52% as of March 31, 1998 from .54% as of December 31, 1997, and have decreased from .64% as of March 31, 1997.

Nonperforming loans and leases, which include nonaccrual and restructured loans and leases, were $9.9 million at March 31, 1998, remaining unchanged from December 31, 1997, and decreasing $596 thousand from March 31, 1997. The ratio of nonperforming loans and leases to total loans and leases remained unchanged at .50% at March 31, 1998 and December 31, 1997, and decreased from .60% at March 31, 1997. The ratio of nonperforming assets and past due loans and leases to total loans, leases and OREO increased slightly from .72% at December 31, 1997 to .73% at March 31, 1998 and decreased from .77% at March 31, 1997. The level of at-risk performing loans and leases (with an internal loan review rating of either substandard, doubtful or loss) increased $23.9 million or 27.2% from $87.9 million at March 31, 1997 to $111.8 million at March 31, 1998. Similarly, the ratio of classified loans and leases to total loans and leases increased from 5.1% at March 31, 1997 to 5.6% at March 31, 1998. Net charge-offs were $256 thousand for the first three months of 1998 as compared to net charge-offs of $201 thousand in the same period of 1997.

OREO, which includes real estate acquired in loan settlements, decreased $115 thousand from December 31, 1997 and $84 thousand from March 31, 1997 to $576 thousand at March 31, 1998.


Reserve for Credit Losses

The Company's reserve for credit losses was 355.8% of nonperforming loans and leases at March 31, 1998, compared to 347.1% at December 31, 1997 and 296.8% at March 31, 1997. Significant loan growth within the past 12 months was an important factor in management's decision to record a credit loss provision of $1.2 million in the first quarter of 1998 compared to the $858 thousand provision recorded in the first quarter of 1997. Management believes the current reserve is adequate to cover the risks inherent in the portfolio, including the risk of nonperforming loans and leases that have been identified for careful monitoring.

The reserve for credit losses increased from $31.1 million at March 31, 1997 to $35.2 million at March 31, 1998. While the reserve for credit losses increased $4.1 million or 13.1% from March 31, 1997 to March 31, 1998, the loan portfolio increased 15.2%, causing the reserve to outstanding loans and leases ratio to decline from 1.79% to 1.76%. Table VII presents the activity in the reserve for credit losses.

Noninterest Income

Noninterest income was $12.0 million for the first quarter of 1998 compared to $8.6 million for the first quarter of 1997, representing a $3.5 million or 40.3% improvement. Operating noninterest income, which excludes investment securities gains and losses, increased 22.4% over the first quarter of 1997, with all categories posting increases. This increase in operating noninterest income was driven primarily by a $784 thousand increase in gain on sale of loans, as residential real estate activity was more intense in the first quarter of 1998 versus 1997 due to a more favorable interest rate environment, and a $398 thousand increase in service charge income. In addition, gain on sale of other assets increased $360 thousand, related primarily to insurance proceeds received from the damages sustained to bank facilities in 1997 from the flooding in the Red River Valley area of North Dakota and Minnesota. Table VIII presents a comparison of significant noninterest income components.


Noninterest Expense

As presented in Table IX, noninterest expense increased $2.1 million or 9.2% compared to the first quarter of 1997. While operating expenses of acquired entities and select branch additions unfavorably impacted the comparison of noninterest expense between the first quarters of 1998 and 1997, the Company experienced a significant decline in data processing fees as a result of a new data processing contract with a third party provider.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio improved slightly from 59.33% at March 31, 1997 to 58.02% at March 31, 1998. Contributing to this improvement were increases in tax-equivalent net interest income of 9.3% coupled with strong growth in recurring noninterest income of 18.5%, driven by significant increases in gain on sale of loans, and modest growth in recurring noninterest expense of 8.9%.


Taxes

Comparing the first three months of 1998 to the first three months of 1997, the Company's effective tax rate increased from 32.9% to 34.7%. This results from proportionately more taxable than tax-exempt income during the first three months of 1998 compared to the same period in 1997.

Balance Sheet Growth

When comparing the first quarter 1998 average balances to first quarter 1997 average balances, acquisitions added approximately $65.0 million to average total assets, increasing gross loans and leases by $45.0 million, securities by $10.0 million, and total deposits by $67.0 million.


Assets

Average total assets increased $326.3 million or 11.6% from the first three months of 1997 to the first three months of 1998, while average earning assets increased $307.7 million or 11.6% when comparing the same two periods.


Loans and Leases

From the first quarter of 1997 to the first quarter of 1998, average loans and leases increased $246.8 million or 14.4%, driven by increases in most loan categories. Commercial real estate, commercial, agricultural, residential real estate, and consumer loans and leases increased $90.5 million, $55.1 million, $45.8 million, $41.5 million, and $14.2 million, respectively, while tax-exempt loans and leases decreased $304 thousand. The Company is not involved in highly-leveraged transaction lending or lending to foreign countries.


Securities

Average securities increased $44.6 million or 4.8% from the first quarter of 1997 to the first quarter of 1998. Taxable securities increased $44.7 million or 6.2%, while tax-exempt securities decreased $160 thousand or .08%. The average maturity of the portfolio was 66.0 months at March 31, 1998, with an average yield to maturity on the $1,017.0 million portfolio of 6.77%, unrealized gains of $6.2 million and unrealized losses of $328 thousand for held to maturity securities. In accordance with FAS No. 115, the available for sale investments are recorded inclusive of any unrealized gains or losses.


Liabilities

Comparing the first three months of 1998 to the first three months of 1997, average interest bearing liabilities increased $258.5 million or 11.5%, while average deposits increased $179.7 million or 8.1%. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank
(FHLB) advances, and an unsecured revolving credit facility, increased $120.6 million or 53.8%. Most of the increase in short-term borrowings can be attributed to an increase in the Company's FHLB advances over the first three months of 1997, as continued strong asset growth, coupled with slower growth in deposits, created the need for this funding source. Average long-term debt, which includes long-term FHLB advances and installment promissory notes issued in connection with acquisitions, decreased $13.1 million or 20.9%. The associated interest rate risk was monitored closely and steps were taken to match repricability of assets and liabilities prior to any funding decisions.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

                        FINANCIAL HIGHLIGHTS (UNAUDITED)


==============================================================================================================================
                                                                                      Three Months Ended March 31
                                                                --------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                   1998                 1997              Change
------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
             Total interest income                                       $58,984               52,286               12.8%
             Net interest income                                          29,661               26,964               10.0
             Net interest income (1)                                      31,527               28,835                9.3
             Provision for credit losses                                   1,209                  858               40.9
             Noninterest income                                           12,019                8,564               40.3
             Noninterest expense                                          25,144               23,032                9.2
             Net income                                                   10,002                7,804               28.2
             Dividends                                                     3,960                3,600               10.0

AVERAGE BALANCES
             Assets                                                    3,147,870            2,821,578               11.6
             Loans and leases                                          1,966,382            1,719,590               14.4
             Securities                                                  977,890              933,302                4.8
             Deposits                                                  2,409,899            2,230,210                8.1
             Redeemable class A common stock                              22,539               20,428               10.3
             Shareholder's equity                                        259,195              234,927               10.3

PERIOD-END BALANCES
             Assets                                                    3,208,176            2,857,678               12.3
             Loans and leases                                          1,998,443            1,735,332               15.2
             Securities                                                1,016,991              947,477                7.3
             Deposits                                                  2,443,072            2,242,018                9.0
             Redeemable class A common stock                              22,770               20,520               11.0
             Shareholder's equity                                        261,850              235,984               11.0

FINANCIAL RATIOS
             Return on assets (2)                                           1.34%                1.17               14.5
             Return on realized equity (3)(4)                              14.66                12.41               18.1
             Average equity/assets (3)(4)                                   8.79                 9.04               (2.8)
             Dividend payout                                               39.59                46.13              (14.2)
             Net interest margin (1)                                        4.32                 4.41               (2.0)
             Efficiency ratio                                              58.02                59.33               (2.2)
             Net charge-offs/average loans and leases                       0.05                 0.05               (0.0)
             Reserve/period-end loans and leases                            1.76                 1.79               (1.7)

PER SHARE OF COMMON STOCK (3)
             Net income-basic                                              $0.83                 0.65               28.2
             Dividends paid                                                 0.33                 0.30               10.0
             Book value                                                    23.72                21.38               11.0
             Realized book value (4)                                       23.30                21.43                8.7

==============================================================================================================================


(1) Tax-equivalent basis (TEB).
(2) Calculation is based on income before minority interests.
(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4) Excluding net unrealized gain (loss) on securities available for sale.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                                  TABLE I

      CHANGES IN RETURN ON ASSETS


      ===================================================================================================
                                                                                                 March 31
                                                                                              1998 vs 1997
      ---------------------------------------------------------------------------------------------------

      Return on assets, prior period                                                              1.17%
      ---------------------------------------------------------------------------------------------------

      Increases

                Gain on sale of loans                                                             0.10
                Gain on sale of securities                                                        0.19
                Gain on sale of other assets                                                      0.05
                Trust fees                                                                        0.01
                Data processing fees                                                              0.09
                Marketing                                                                         0.04
                Employee benefits                                                                 0.03
                Printing, postage and office supplies                                             0.02


      ---------------------------------------------------------------------------------------------------
                     Total increases                                                              0.53
      ---------------------------------------------------------------------------------------------------

      Decreases

                Net interest income (TEB)                                                         0.08
                Provision for credit losses                                                       0.03
                Insurance commissions                                                             0.02
                Salaries and wages                                                                0.02
                Professional fees                                                                 0.02
                FDIC premiums and examination fees                                                0.05
                Provision for income taxes                                                        0.11
                Other noninterest expense, net                                                    0.03

      ---------------------------------------------------------------------------------------------------
                     Total decreases                                                              0.36
      ---------------------------------------------------------------------------------------------------

      Return on assets, current period                                                            1.34%
      ===================================================================================================



                                                                                                                           TABLE II


CAPITAL RATIOS (1)


====================================================================================================================================
                                             March 31                 December 31                 March 31             Regulatory
                                               1998                      1997                       1997                Minimums
                                        -------------------     ------------------------     -------------------    ----------------
Equity to assets (2)                             8.87%                    8.79                     8.98                    --
Equity to tangible assets (2)                    8.77                     8.67                     8.90                    --
Tier I capital (3)                              12.80                    12.69                    13.24                   4.00
Tier I and tier II capital (3)                  14.06                    13.94                    14.49                   8.00
Leverage ratio (3)                               8.81                     8.70                     9.04                   3.00


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

                                                                       TABLE III


NET INTEREST INCOME / MARGINS (TEB)



================================================================================
                                            Net                   Net
                                          Interest              Interest
(DOLLARS IN THOUSANDS)                     Income                Margin
--------------------------------------------------------------------------------

Quarter
-------------


1998
           First                          $31,527                   4.32%


1997
           Fourth                          32,790                   4.47
           Third                           31,974                   4.40
           Second                          30,570                   4.45
           First                           28,835                   4.41


1996
           Fourth                          29,732                   4.40
           Third                           29,419                   4.33
           Second                          28,734                   4.38
           First                           27,977                   4.35


1995
           Fourth                          28,405                   4.37
           Third                           27,637                   4.31
           Second                          26,369                   4.31
           First                           25,487                   4.36

================================================================================

                                                                        TABLE IV

CHANGES IN NET INTEREST INCOME (TEB)


================================================================================
                                              Three Months Ended March 31
(IN THOUSANDS)                                      1998 vs 1997
--------------------------------------------------------------------------------
                                                  Net            Net
                                               Interest        Interest
                                                Income          Margin
                                               --------        --------

CHANGE IN VOLUME
      Earning assets                            $  6,279
      Interest  bearing liabilities               (2,899)
                                                --------
                                                   3,380

CHANGE IN INTEREST RATE SPREAD
      Earning assets                                 274            0.04%
      Interest  bearing liabilities               (1,096)          (0.15)
                                                --------        --------
                                                    (822)          (0.11)

CHANGE IN PRODUCT MIX
      Earning assets                                 (29)          (0.01)
      Interest  bearing liabilities                   (5)             --
                                                --------        --------
                                                     (34)          (0.01)

CHANGE DUE TO NUMBER OF DAYS
      Earning assets                                  --              --
      Interest  bearing liabilities                   --              --
                                                --------        --------
Other changes
      Nonaccruing loans and leases                   (77)          (0.01)
      Yield-related loan and lease fees              245            0.03
      30/360 investment adjustment                    --              --
      Free funds                                      --            0.01
                                                --------        --------
                                                     168            0.03

CHANGE IN NET INTEREST INCOME                      2,692           (0.09)

      Net interest income, prior period           28,835            4.41
                                                --------        --------

      Net interest income, current period       $ 31,527            4.32%
                                                ========        ========

                                                                         TABLE V


CHANGES IN NET INTEREST INCOME (TEB)



================================================================================
                                               Three Months Ended March 31
                                          --------------------------------------
(IN THOUSANDS)                                        1998 VS 1997
--------------------------------------------------------------------------------

                                          Volume       Yield/Rate (1)  Total
                                          ------       --------------  -----

INCREASE (DECREASE) IN:


      INTEREST INCOME
           Loans and leases                $ 5,498           311         5,809
           Taxable securities                  750           (66)          684
           Tax-exempt securities                (3)          (26)          (29)
           Interest bearing deposits            --            --            --
           Federal funds sold                   --           222           222
           Other earning assets                  5             1             6
                                           -------        ------        ------
                Total                        6,250           442         6,692


      INTEREST EXPENSE
           Savings deposits                    471           621         1,092
           Other time deposits               1,090           253         1,343
           Short-term borrowings             1,529           270         1,799
           Long-term debt                     (186)          (48)         (234)
                                           -------        ------        ------
                Total                        2,904         1,096         4,000
                                           -------        ------        ------

NET INTEREST INCOME                        $ 3,346          (654)        2,692
                                           =======        ======        ======


(1) ALL CHANGES IN NET INTEREST INCOME, OTHER THAN THOSE DUE TO VOLUME, HAVE BEEN ALLOCATED TO YIELD/RATE.

                                                                                         TABLE VI
NONPERFORMING ASSETS
=================================================================================================
                                                               March 31    December 31   March 31
(DOLLARS IN THOUSANDS)                                           1998          1997         1997
-------------------------------------------------------------------------------------------------
Nonaccrual loans and leases                                    $ 9,032         8,958       10,080
Restructured loans and leases                                      862           910          410
-------------------------------------------------------------------------------------------------
             Total nonperforming loans and leases                9,894         9,868       10,490
Other real estate owned (OREO)                                     576           691          660
-------------------------------------------------------------------------------------------------
             Total nonperforming assets                        $10,470        10,559       11,150
=================================================================================================

Past due loans and leases *                                    $ 4,166         3,573        2,298
=================================================================================================

Nonperforming loans and leases to total loans and leases          0.50%         0.50         0.60
Nonperforming assets to total loans, leases and OREO              0.52          0.54         0.64
Nonperforming assets and past due loans and leases* to
             total loans, leases and OREO                         0.73          0.72         0.77
Reserve to nonperforming loans and leases                       355.83        347.11       296.84
Reserve to total loans and leases                                 1.76          1.74         1.79
=================================================================================================


* PAST DUE LOANS AND LEASES INCLUDE ACCRUING LOANS AND LEASES 90 DAYS OR MORE PAST DUE.


                                                                                TABLE VII

RESERVE FOR CREDIT LOSSES


==========================================================================================
                                                                Three Months Ended
                                                                     March 31
                                                      ------------------------------------
(IN THOUSANDS)                                                 1998                 1997
------------------------------------------------------------------------------------------
Beginning of period                                          $34,253               30,482
      Charge-offs                                               (527)                (490)
      Recoveries                                                 271                  289
------------------------------------------------------------------------------------------
                Net charge-offs                                 (256)                (201)
      Provision for credit losses                              1,209                  858
------------------------------------------------------------------------------------------

End of period                                                $35,206               31,139
==========================================================================================



                                                                              TABLE VIII


NONINTEREST INCOME

========================================================================================
                                      Three Months Ended
                                           March 31                 Increase/(Decrease)
----------------------------------------------------------------------------------------

(IN THOUSANDS)                             1998           1997       Dollar      Percent
----------------------------------------------------------------------------------------
Service charges                           $4,001          3,603        398         11.05%
Insurance                                  1,686          1,664         22          1.32
Trust                                      1,742          1,495        247         16.52
Brokerage                                    745            643        102         15.86
Gain on sale of loans                      1,112            328        784        239.02
Gain on sale of other assets                 431             71        360        507.04
Other                                      1,092          1,025         67          6.54
----------------------------------------------------------------------------------------
   Operating noninterest income           10,809          8,829      1,980         22.43
Gain / (loss) on sale of securities        1,210           (265)     1,475        556.60
----------------------------------------------------------------------------------------
   Total                                 $12,019          8,564      3,455         40.34%
========================================================================================



                                                                                        TABLE IX


NONINTEREST EXPENSE

================================================================================================
                                               Three Months Ended
                                                    March 31               Increase/(Decrease)
------------------------------------------------------------------------------------------------

(IN THOUSANDS)                               1998           1997            Dollar       Percent
------------------------------------------------------------------------------------------------
Salaries and wages                          $11,734         10,376           1,358        13.09%
Employee benefits                             3,022          2,927              95         3.25
Occupancy                                     1,605          1,482             123         8.30
Furniture and equipment                       1,797          1,668             129         7.73
Printing, postage and office supplies         1,288          1,301             (13)       (1.00)
Marketing                                       571            792            (221)      (27.90)
Data processing fees                          1,497          1,999            (502)      (25.11)
Professional fees                               302            139             163       117.27
Other real estate owned                          21             16               5        31.25
Minority interest in earnings                   400            340              60        17.65
FDIC premiums and examination fees              300            (84)            384       457.14
Other                                         2,607          2,076             531        25.58
------------------------------------------------------------------------------------------------
     Total                                  $25,144         23,032           2,112         9.17%
================================================================================================


                 BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
              AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                              TAX EQUIVALENT BASIS

(DOLLARS IN THOUSANDS)
                                                                      FIRST QUARTER 1998             FIRST QUARTER 1997
ASSETS                                                        Average                        Rate/         Average
Loans and Leases (net of unearned discount)                   Balance          Interest      Yield         Balance
  Commercial                                               $   390,571       $  8,941      9.28%        $   335,500
  Commercial Real Estate                                       461,865         10,429      9.16             371,378
  Agricultural                                                 403,925          9,118      9.15             358,111
  Residential Real Estate                                      400,542          8,602      8.71             358,998
  Consumer                                                     257,275          5,810      9.16             243,095
  Tax Exempt                                                    52,204          1,318     10.24              52,508

    TOTAL LOANS AND LEASES                                   1,966,382         44,217      9.12           1,719,590

  Reserve for Loan Losses                                      (34,664)                                     (30,766)

    NET LOANS AND LEASES                                     1,931,718                                    1,688,824

  Mortgage Backed Securities                                   665,921         10,589      6.45             579,567
  Taxable Other                                                105,197          1,639      6.32             146,803
  Tax Exempt                                                   206,772          4,154      8.15             206,932

    TOTAL SECURITIES                                           977,890         16,382      6.79             933,301

Total Fed Funds Sold                                            15,918            222      5.65                   0
Other earning assets                                             2,059             28      5.55               1,688

    TOTAL EARNING ASSETS                                     2,962,248         60,849      8.33           2,654,579

Total Cash & Due from Banks                                    100,103                                       94,844
Nonearning assets                                              120,183                                      102,921

    TOTAL ASSETS                                           $ 3,147,870                                  $ 2,821,578

LIABILITIES AND STOCKHOLDERS EQUITY
Non-Interest Bearing Deposits                              $   288,357                                  $   259,608
Interest Bearing Deposits
  Savings and NOW accounts                                     295,875          1,210      1.66             297,177
  Money Market Checking                                        158,634            568      1.45             151,486
  Money Market Savings                                         312,306          3,097      4.02             245,524
  Savings Certificates                                       1,176,215         16,660      5.74           1,116,978
  Certificates over $100K                                      178,513          2,489      5.65             159,437

    TOTAL INTEREST BEARING DEPOSITS                          2,121,543         24,024      4.59           1,970,602

    TOTAL DEPOSITS                                           2,409,899                                    2,230,210

  Total Short Term Borrowings                                  344,811          4,642      5.46             224,219
  Total Long Term Debt                                          49,306            656      5.40              62,360

    TOTAL INTEREST BEARING LIABILITIES                       2,515,660         29,323      4.73           2,257,180
Other liabilities                                               49,980                                       37,895

    TOTAL LIABILITIES                                        2,853,996                                    2,554,684

Minority Interest                                               10,035                                        9,384
Redeemable Preferred Stock                                       2,104                                        2,155
Redeemable Class A Common Stock                                 22,539                                       20,428
Shareholder's equity                                           259,195                                      234,927

    TOTAL LIABILITIES AND EQUITY                           $ 3,147,870                                  $ 2,821,578

Net Interest Income                                                           $31,527
Gross Spread                                                                               3.60%

Percent of earning assets
  Interest Income                                                                          8.33
  Interest Cost                                                                            4.01
    NET INTEREST MARGIN                                                                    4.32%


[WIDE TABLE CONTINUED FROM ABOVE]

                                                        FIRST
                                                       QUARTER
                                                         1997
ASSETS                                                        Rate/     % Change
Loans and Leases (net of unearned discount)        Interest   Yield      Avg Bal

  Commercial                                      $  7,495     9.06%      16.41%
  Commercial Real Estate                             8,301     9.06       24.37
  Agricultural                                       8,080     9.15       12.79
  Residential Real Estate                            7,791     8.80       11.57
  Consumer                                           5,433     9.06        5.83
  Tax Exempt                                         1,308    10.10       (0.58)

    TOTAL LOANS AND LEASES                          38,408     9.06       14.35

  Reserve for Loan Losses                                                 12.67

    NET LOANS AND LEASES                                                  14.38

  Mortgage Backed Securities                         9,234     6.46       14.90
  Taxable Other                                      2,310     6.38      (28.34)
  Tax Exempt                                         4,183     8.20       (0.08)

    TOTAL SECURITIES                                15,726     6.83        4.78

Total Fed Funds Sold                                    (0)   (0.00)         NM
Other earning assets                                    23     5.44       22.00

    TOTAL EARNING ASSETS                            54,157     8.27       11.59

Total Cash & Due from Banks                                                5.54
Nonearning assets                                                         16.77

    TOTAL ASSETS                                                          11.56

LIABILITIES AND STOCKHOLDERS EQUITY
Non-Interest Bearing Deposits                                             11.07
Interest Bearing Deposits
  Savings and NOW accounts                           1,226     1.67       (0.44)
  Money Market Checking                                584     1.56        4.72
  Money Market Savings                               1,974     3.26       27.20
  Savings Certificates                              15,623     5.67        5.30
  Certificates over $100K                            2,183     5.55       11.97

    TOTAL INTEREST BEARING DEPOSITS                 21,590     4.44        7.66

    TOTAL DEPOSITS                                                         8.06

  Total Short Term Borrowings                        2,842     5.14       53.78
  Total Long Term Debt                                 890     5.79      (20.93)

    TOTAL INTEREST BEARING LIABILITIES              25,322     4.55       11.45
Other liabilities                                                         31.89

    TOTAL LIABILITIES                                                     11.72

Minority Interest                                                          6.94
Redeemable Preferred Stock                                                (2.37)
Redeemable Class A Common Stock                                           10.33
Shareholder's equity                                                      10.33

    TOTAL LIABILITIES AND EQUITY                                          11.56

Net Interest Income                                $28,834
Gross Spread                                                   3.72%

Percent of earning assets
  Interest Income                                              8.27
  Interest Cost                                                3.87
    NET INTEREST MARGIN                                        4.41%

                           PART II - OTHER INFORMATION

Item 5.  Other information

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

(b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 1998 or during the period from March 31, 1998 to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 1998                  BREMER FINANCIAL CORPORATION


                                     By: /s/ Stan K. Dardis
                                         Stan K. Dardis
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                                     By: /s/ Stuart F. Bradt
                                         Stuart F. Bradt
                                         Controller
                                         (Chief Accounting Officer)