Form 10-Q
period 1998-06-30
BREMER FINANCIAL CORPORATION
filed 1998-08-14
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.
                                       OR
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

                                 (651) 227-7621
              (Registrant's telephone number, including area code)

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

Yes  [X]        No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            As of June 30, 1998, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1998


                                      INDEX


PART I --  FINANCIAL INFORMATION                                            Page

             Item 1 --  Financial Statements                                   2

             Item 2 --  Management's Discussion and Analysis                   9
                        of Financial Condition and Results
                        of Operations

PART II --  OTHER INFORMATION


             Item 5 --  Other information                                     25

             Item 6 --  Exhibits and Reports on Form 8-K                      25

             Signatures                                                       26

ITEM 1. FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




------------------------------------------------------------------------------------------------------------------------
                                                                                 June 30       December 31     June 30
(IN THOUSANDS)                                                                     1998           1997           1997
------------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)                   (Unaudited)
ASSETS
  Cash and due from banks                                                      $   123,415        135,966        114,908
  Interest bearing deposits                                                          2,167          1,886          1,733
  Investment securities held to maturity (fair value of $168,123,
     $185,402 and $186,289, respectively)                                          162,016        179,631        182,229
  Mortgage-backed securities held to maturity (fair value of $49,942,
     $91,508 and $102,688, respectively)                                            50,162         91,994        103,671
------------------------------------------------------------------------------------------------------------------------
     TOTAL SECURITIES HELD TO MATURITY                                             212,178        271,625        285,900
  Investment securities available for sale (amortized cost of $105,988,
     $141,147 and $178,653, respectively)                                          107,155        142,051        178,926
  Mortgage-backed securities available for sale (amortized cost of $616,822,
     $570,363 and $549,361, respectively)                                          623,951        578,573        553,128
------------------------------------------------------------------------------------------------------------------------
     TOTAL SECURITIES AVAILABLE FOR SALE                                           731,106        720,624        732,054
  Loans and leases                                                               2,134,625      1,969,085      1,865,368
     Reserve for credit losses                                                     (36,032)       (34,253)       (32,519)
     Unearned discount                                                              (5,408)        (4,958)        (4,234)
------------------------------------------------------------------------------------------------------------------------
     NET LOANS AND LEASES                                                        2,093,185      1,929,874      1,828,615
  Premises and equipment, net                                                       53,110         51,879         48,833
  Interest receivable and other assets                                              56,848         61,847         55,917
------------------------------------------------------------------------------------------------------------------------

             TOTAL ASSETS                                                      $ 3,272,009      3,173,701      3,067,960
========================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
  Noninterest bearing deposits                                                 $   304,402        344,521        299,416
  Interest bearing deposits                                                      2,136,965      2,097,977      1,972,506
------------------------------------------------------------------------------------------------------------------------
     TOTAL DEPOSITS                                                              2,441,367      2,442,498      2,271,922
  Federal funds purchased and repurchase agreements                                217,094        167,174        196,957
  Other short-term borrowings                                                      204,620        198,090        210,603
  Long-term debt                                                                    65,091         30,238         72,657
  Accrued expenses and other liabilities                                            47,971         44,697         40,097
------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                           2,976,143      2,882,697      2,792,236

  Minority interests                                                                 3,453         10,011          9,658
  Redeemable preferred stock, $100 par, 80,000 shares authorized;
     71,594 shares issued; and outstanding shares of 20,837,
     21,437 and 21,437, respectively                                                 2,084          2,144          2,144
  Redeemable class A common stock, 960,000 shares
     issued and outstanding                                                         23,226         22,308         21,114

  Shareholder's equity
     Common stock
         Class A, no par, 12,000,000 shares authorized;
             240,000 shares issued and outstanding                                      57             57             57
         Class B, no par, 10,800,000 shares authorized,
             issued and outstanding                                                  2,562          2,562          2,562
     Retained earnings                                                             260,064        249,079        238,050
     Net unrealized gain on securities available for sale                            4,420          4,843          2,139
------------------------------------------------------------------------------------------------------------------------

     TOTAL SHAREHOLDER'S EQUITY                                                    267,103        256,541        242,808
------------------------------------------------------------------------------------------------------------------------

             TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                        $ 3,272,009      3,173,701      3,067,960
========================================================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



--------------------------------------------------------------------------------------------
                                                                 Six Months Ended June 30
                                                              ------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                       1998       1997        1996
--------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans and leases, including fees                           $ 90,141     78,193      73,716
  Securities
     Taxable                                                   24,348     24,039      23,899
     Tax-exempt                                                 5,479      5,533       5,571
  Federal funds sold                                              322       --          --
  Other                                                            58         50          72
--------------------------------------------------------------------------------------------
     Total interest income                                    120,348    107,815     103,258
--------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits                                                     48,734     43,543      42,739
  Federal funds purchased and repurchase agreements             4,359      3,732       4,207
  Other short term borrowings                                   5,370      3,051       2,497
  Long term debt                                                1,413      1,843         889
--------------------------------------------------------------------------------------------
     Total interest expense                                    59,876     52,169      50,332
--------------------------------------------------------------------------------------------
     Net interest income                                       60,472     55,646      52,926
  Provision for credit losses                                   2,462      2,598       1,304
--------------------------------------------------------------------------------------------
     Net interest income after provision for credit losses     58,010     53,048      51,622
--------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges                                               8,314      7,544       6,239
  Insurance                                                     3,192      3,121       2,848
  Trust                                                         3,444      3,011       2,608
  Gain on sale of loans                                         2,343        849       1,108
  Gain / (loss) on sale of securities                           1,138       (193)        189
  Other                                                         5,462      3,232       3,038
--------------------------------------------------------------------------------------------
     Total noninterest income                                  23,893     17,564      16,030
--------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and wages                                           24,074     21,515      19,577
  Employee benefits                                             6,137      5,883       5,467
  Occupancy                                                     3,131      2,929       2,949
  Furniture and equipment                                       3,650      3,307       2,988
  Data processing fees                                          2,984      3,541       3,687
  FDIC premiums and examination fees                              593         50         891
  Other                                                        11,093      9,687       9,361
--------------------------------------------------------------------------------------------
     Total noninterest expense                                 51,662     46,912      44,920
--------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                               30,241     23,700      22,732
  Income tax expense                                           10,381      7,827       7,373
--------------------------------------------------------------------------------------------
NET INCOME                                                   $ 19,860     15,873      15,359
============================================================================================
Per common share amounts:
  Net income-basic                                           $   1.66       1.32        1.28
  Dividends paid                                                 0.66       0.60        0.50
============================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



--------------------------------------------------------------------------------------------
                                                               Three Months Ended June 30
                                                             -------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        1998        1997      1996
--------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans and leases, including fees                           $ 46,374      40,231     37,310
  Securities
     Taxable                                                   12,120      12,496     11,897
     Tax-exempt                                                 2,739       2,775      2,815
  Federal funds sold                                              100        --         --
  Other                                                            31          27         32
--------------------------------------------------------------------------------------------
     Total interest income                                     61,364      55,529     52,054
--------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits                                                     24,710      21,953     21,139
  Federal funds purchased and repurchase agreements             2,378       2,077      2,255
  Other short term borrowings                                   2,709       1,863      1,396
  Long term debt                                                  757         954        458
--------------------------------------------------------------------------------------------
     Total interest expense                                    30,553      26,847     25,248
--------------------------------------------------------------------------------------------
     Net interest income                                       30,811      28,682     26,806
  Provision for credit losses                                   1,253       1,740        693
--------------------------------------------------------------------------------------------
     Net interest income after provision for credit losses     29,558      26,942     26,113
--------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges                                               4,313       3,941      3,214
  Insurance                                                     1,507       1,457      1,396
  Trust                                                         1,702       1,516      1,297
  Gain on sale of loans                                         1,231         521        638
  (Loss)/gain on sale of securities                               (72)         72         31
  Other                                                         3,193       1,493      1,461
--------------------------------------------------------------------------------------------
     Total noninterest income                                  11,874       9,000      8,037
--------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and wages                                           12,340      11,139     10,032
  Employee benefits                                             3,116       2,956      2,705
  Occupancy                                                     1,526       1,447      1,428
  Furniture and equipment                                       1,853       1,639      1,458
  Data processing fees                                          1,487       1,542      1,830
  FDIC premiums and examination fees                              293         134        456
  Other                                                         5,903       5,023      5,320
--------------------------------------------------------------------------------------------
     Total noninterest expense                                 26,518      23,880     23,229
--------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                               14,914      12,062     10,921
     Income tax expense                                         5,055       3,993      3,578
--------------------------------------------------------------------------------------------
NET INCOME                                                   $  9,859       8,069      7,343
============================================================================================
Per common share amounts:
  Net income-basic                                           $   0.83        0.67       0.61
  Dividends paid                                                 0.33        0.30       0.25
============================================================================================



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY



-------------------------------------------------------------------------------------------------------------------------------
                                                                                             Net Unrealized
                                                                                             Gain (Loss) on
                                                                             Common Stock      Securities
                                                                        --------------------    Available   Retained
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                 Class A     Class B    for Sale    Earnings     Total
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                                              $     57       2,562       3,895     212,392    218,906

Net income                                                                                                    31,817     31,817
Dividends, $1.05 per share                                                                                   (12,600)   (12,600)
Allocation of net income in excess of dividends and change
  in net unrealized gain (loss) on securities available
  for sale to redeemable class A common stock                                                        236      (1,538)    (1,302)
Change in net unrealized gain (loss) on securities available for sale                             (2,951)                (2,951)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                                                    57       2,562       1,180     230,071    233,870

Net income                                                                                                    35,060     35,060
Dividends, $1.20 per share                                                                                   (14,400)   (14,400)
Allocation of net income in excess of dividends and change
  in net unrealized gain (loss) on securities available
  for sale to redeemable class A common stock                                                       (319)     (1,652)    (1,971)
Change in net unrealized gain (loss) on securities available for sale                              3,982                  3,982
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                                                    57       2,562       4,843     249,079    256,541

Net income                                                                                                    19,860     19,860
Dividends, $.66 per share                                                                                     (7,920)    (7,920)
Allocation of net income in excess of dividends and change
  in net unrealized gain (loss) on securities available
  for sale to redeemable class A common stock                                                         36        (955)      (919)
Change in net unrealized gain (loss) on securities available for sale                               (459)                  (459)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998                                                  $     57       2,562       4,420     260,064    267,103
===============================================================================================================================



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
INFORMATION SUBSEQUENT TO DECEMBER 31, 1997 IS UNAUDITED.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


----------------------------------------------------------------------------------------------------------
                                                                            Six Months Ended June 30
                                                                      ------------------------------------
(IN THOUSANDS)                                                            1998          1997        1996
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $  19,860       15,873       15,359
  Adjustments to reconcile net income to net cash
     provided by operating activities
         Provision for credit losses                                       2,462        2,598        1,304
         Depreciation and amortization                                     4,221        3,446        3,460
         Minority interests in earnings of subsidiaries                      595          709          683
         (Gain) loss on sale of securities                                (1,138)         193         (189)
         Gain on sale of other real estate owned, net                        (17)         (24)          (7)
         Other assets and liabilities, net                                 7,089          542          680
  Proceeds from sales of other real estate owned                             497          135          273
  Cash receipts related to loans originated specifically for resale      120,956       44,767       59,059
  Cash payments related to loans originated specifically for resale     (121,506)     (44,907)     (58,722)
----------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                        33,019       23,332       21,900
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Deposits in other banks, net                                              (281)          45        1,203
  Purchases of securities available for sale                            (193,122)    (241,905)    (116,494)
  Purchases of securities held to maturity                                (6,683)     (19,885)     (15,491)
  Proceeds from maturities of securities available for sale              116,321       70,017       64,712
  Proceeds from maturities of securities held to maturity                 65,498       18,655       34,777
  Proceeds from sales of securities available for sale                    67,179       92,763       49,378
  Loans and leases, net                                                 (165,222)    (105,799)     (95,783)
  Acquisition of premises and equipment                                   (4,504)      (5,817)      (4,263)
----------------------------------------------------------------------------------------------------------
         Net cash used by investing activities                          (120,814)    (191,926)     (81,961)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Noninterest bearing deposits, net                                      (40,119)     (32,727)     (29,594)
  Interest bearing deposits (excluding certificates of deposit), net      38,687       (8,799)     (15,490)
  Certificates of deposits, net                                              301       30,002       30,469
  Federal funds purchased and repurchase agreements, net                  49,920        8,828       19,025
  Other short-term borrowings, net                                         6,530      123,711       66,655
  Long-term debt, net                                                     34,853       10,268       (9,091)
  Acquisition of and dividends paid to minority interests                 (6,948)        (413)        (554)
  Redeemable preferred stock                                                 (60)        --           --
  Dividends paid                                                          (7,920)      (7,200)      (6,000)
----------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                        75,244      123,670       55,420
----------------------------------------------------------------------------------------------------------
         Net decrease in cash and due from banks                         (12,551)     (44,924)      (4,641)
  Cash and due from banks
     Beginning of year                                                   135,966      159,832      127,786
----------------------------------------------------------------------------------------------------------
     End of period                                                     $ 123,415      114,908      123,145
==========================================================================================================


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

F. REDEEMABLE CLASS A COMMON STOCK. At June 30, 1998, the 960,000 class A shares were generally redeemable at $24.19 per share. Since January 1, 1998 and through June 30, 1998, options to call 14,170.5153 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's Subsidiaries. During the same period, a total of 3,000 shares changed hands directly between individuals.

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

H. COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income." The Company adopted FAS No. 130 on January 1, 1998, and reported comprehensive income for the second quarter of 1998 of $9.7 million as compared to the $11.0 million reported for the second quarter of 1997. On a year-to-date basis, comprehensive income was $19.4 million, as compared to the $16.9 million earned in the first six months of 1997. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on securities available for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Earnings Summary

Bremer Financial Corporation (the "Company") recorded net income of $9.9 million for the second quarter of 1998, a 22.2% increase from the $8.1 million earned in the second quarter of 1997. On a year-to-date basis, earnings were $19.9 million, up 25.1% or $4.0 million from the $15.9 million earned in the first six months of 1997. Contributing positively to earnings in the first six months of 1998 were an 8.7% or $4.8 million increase in net interest income coupled with an increase in noninterest income of 36.0% or $6.3 million and a $136 thousand decrease in the provision for credit losses. Partially offsetting these positive increases were a 10.1% or $4.8 million increase in noninterest expense.

Return on average assets (ROA) was 1.25% for the second quarter of 1998, compared to 1.16% for the same period in 1997. For the first six months of 1998, ROA increased from 1.16% to 1.29%, as compared to the first six months of 1997. Return on average realized equity (RORE) was 13.99% for the second quarter of 1998, compared to 12.48% for the same quarter of 1997. On a year-to-date basis, RORE was 14.33%, compared to 12.44% recorded for the first six months of 1997. Table I presents a summary of the components affecting the change in year-to-date return on assets from June 30, 1997 to June 30, 1998.

Shareholder's Equity and Dividends

Shareholder's equity and redeemable class A common stock totaled $290.3 million at June 30, 1998, representing a book value per share of $24.19, a 10.0% increase from $21.99 at June 30, 1997. Dividends paid per share of $.33 in the second quarter of 1998 remained unchanged from the first quarter of 1998, and are up from the $.30 dividend paid in each of the four quarters of 1997. The Company maintains a very strong capital position compared to industry standards. Table II presents various regulatory capital ratios.

Securities classified as available for sale are recorded at market value on the Company's balance sheet, with unrealized gains or losses, net of tax, included in shareholder's equity. The net unrealized gain or loss in shareholder's equity had the effect of increasing the book value per share by $.40 as of June 30, 1998 and increasing the book value per share by $.19 as of June 30, 1997.

Net Interest Income

Tax-equivalent net interest income for the second quarter of 1998 was $32.7 million, an increase of $2.1 million or 6.9% from the second quarter of 1997. This increase in net interest income resulted from a 10.4% increase in average earning assets, enhanced by acquisitions. The increase in earning assets more than offset the decline in the net interest margin from 4.45% in the second quarter of 1997 to 4.31% in the second quarter of 1998. On a year-to-date basis, tax-equivalent net interest income was $64.2 million, an increase of $4.8 million or 8.1% over the $59.4 million realized in the first six months of 1997. Table III presents the quarter-to-quarter comparison of tax-equivalent net interest income and net interest margins.

For both the second quarter and year-to-date 1998, the net interest margin declined, as presented in Table IV, resulting from a decrease in the spread between yields on earning assets and cost on interest bearing liabilities. Positively impacting the margin for both the quarter and year-to-date were a more favorable product mix and increases in both yield-related loan fees and interest recoveries on problem loans, as compared to the same periods in 1997.

The Company uses various tools to assess its current interest rate sensitivity position, such as gap analysis, simulation of future net interest income, and a valuation model which measures the sensitivity of balance sheet valuations to changes in interest rates. In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows generated. The impact on valuations is then calculated for a 200 basis point rate shock. At June 30, 1998, the valuation model indicates that the value of assets would decline 3% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity impact from this 200 basis point increase in interest rates would be a decrease of 9%.

Nonperforming Assets

Table VI shows the details of nonperforming assets at June 30, 1998, December 31, 1997 and June 30, 1997. Nonperforming assets, which include nonperforming loans and leases and other real estate owned (OREO), were $10.3 million at June 30, 1998. This total represents a decrease of $267 thousand from December 31, 1997 and a decrease of $793 thousand from June 30, 1997. Nonperforming assets as a percentage of total loans, leases and OREO declined to .48% as of June 30, 1998 from .54% as of December 31, 1997, and have decreased from .60% as of June 30, 1997.

Nonperforming loans and leases, which include nonaccrual and restructured loans and leases, were $9.9 million at June 30, 1998, an increase of $33 thousand from December 31, 1997 and a decrease of $271 thousand from June 30, 1997. The ratio of nonperforming loans and leases to total loans and leases improved to .47% at June 30, 1998 from .50% as of December 31, 1997, and improved from .55% at June 30, 1997. The ratio of nonperforming assets and past due loans and leases to total loans, leases and OREO increased slightly from .72% at December 31, 1997 to .74% at June 30, 1998, and decreased from .76% at June 30, 1997. The level of at-risk performing loans and leases (with an internal loan review rating of either substandard, doubtful or loss) increased $22.3 million or 27.5% from $81.1 million at June 30, 1997 to $103.4 million at June 30, 1998. Similarly, the ratio of classified loans and leases to total loans and leases has increased from 4.9% at June 30, 1997 to 5.3% at June 30, 1998. Net charge-offs were $683 thousand for the first six months of 1998 as compared to net charge-offs of $561 thousand in the same period in 1997.

OREO, which includes real estate acquired in loan settlements, decreased $300 thousand from December 31, 1997 and $522 thousand from June 30, 1997 to $391 thousand at June 30, 1998.

Reserve for Credit Losses

The Company's reserve for credit losses was 363.9% of nonperforming loans and leases at June 30, 1998 compared to 347.1% at December 31, 1997 and 319.7% at June 30, 1997. Management believes the current reserve is adequate to cover the risks inherent in the portfolio, including the risk of nonperforming loans and leases that have been identified for careful monitoring.

The reserve for credit losses increased from $32.5 million at June 30, 1997 to $36.0 million at June 30, 1998. While the reserve for credit losses increased $3.5 million or 10.8% from June 30, 1997 to June 30, 1998, the loan portfolio increased 14.4%, causing the reserve to outstanding loans and leases ratio to decline from 1.75% to 1.69%. Table VII presents the activity in the reserve for credit losses.

Noninterest Income

As presented in Table VIII, noninterest income was $11.9 million for the second quarter of 1998 compared to $9.0 million for the second quarter of 1997, representing a $2.9 million or 31.9% improvement. On a year-to-date basis, noninterest income was $23.9 million compared to $17.6 million in 1997, an increase of $6.3 million or 36.0%. On a year-to-date basis, operating noninterest income, which excludes investment securities gains and losses and a non-recurring $1.1 million state tax refund, increased $3.9 million or 22.0% over 1997, with all categories posting increases. This increase in operating noninterest income was driven primarily by a $1.5 million increase in gain on sale of loans, as residential real estate activity was more intense in the first six months of 1998 versus 1997 due to a more favorable interest rate environment, and a $770 thousand or 10.2% increase in service charge income. In addition, gain on sale of other assets increased $469 thousand, related primarily to insurance proceeds received from the damages sustained to bank facilities in 1997 from the flooding in the Red River Valley area of North Dakota and Minnesota.

Noninterest Expense

As presented in Table IX, noninterest expense increased $2.6 million or 11.0% compared to the second quarter of 1997. On a year-to-date basis, noninterest expense increased $4.8 million or 10.1% compared to the first six months of 1997. While operating expenses of acquired entities and market expansions unfavorably impacted the comparison of noninterest expense between the first six months of 1998 and 1997, the Company experienced a significant decline in data processing fees as a result of a new data processing contract with a third party provider.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio was 58.77% for the first six months of 1998 compared to 58.81% for the same period in 1997. Contributing to this improvement were increases in tax-equivalent net interest income of 8.1% coupled with strong growth in recurring noninterest income of 19.4% and growth in recurring noninterest expense of 10.6%.

Taxes

Comparing the first six months of 1998 to the first six months of 1997, the Company's effective tax rate increased from 33.0% to 34.3%. This results from proportionately more taxable than tax-exempt income during the first six months of 1998 compared to the same period in 1997.

Balance Sheet Growth
--------------------

Assets

Average total assets increased $311.4 million or 10.8% from the first six months of 1997 to the first six months of 1998, while average earning assets increased $297.5 million or 11.0% when comparing the same two periods.

Loans and Leases

From the first six months of 1997 to the first six months of 1998, average loans and leases increased $259.2 million or 14.8%, driven by increases in all loan categories. Average loans in the second quarter of 1998 increased $88.1 million from the first quarter of 1998, resulting from seasonal activity.

On a year-to-date basis, the increase in average loan volume in 1998 over 1997 was driven by commercial real estate, commercial, agricultural, residential real estate, consumer, and tax-exempt loans which increased $95.1 million, $64.7 million, $54.6 million, $32.9 million, $11.0 million, and $755 thousand, respectively. The Company is not involved in highly-leveraged transaction lending or lending to foreign countries.

Securities

Average securities increased $26 thousand or 2.7% from the first six months of 1997 to the first six months of 1998. Taxable securities increased $26.9 million or 3.6%, while tax-exempt securities decreased a modest $795 thousand or .4%. The average maturity of the portfolio was 59 months at June 30, 1998, with an average yield to maturity on the $943.3 million portfolio of 6.78%, unrealized gains of $6.1 million and unrealized losses of $250 thousand for held to maturity securities. In accordance with FAS No. 115, the available for sale investments are recorded inclusive of any unrealized gains or losses.

Liabilities

Comparing the first six months of 1998 to the first six months of 1997, average interest bearing liabilities increased $254.1 million or 11.1%, while average deposits increased $190.0 million or 8.5%. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank (FHLB) advances and an unsecured revolving credit facility, increased $101.8 million or 39.2%. Most of the increase in short-term borrowings can be attributed to an increase in the company's FHLB advances over the first six months of 1997, as continued strong asset growth, coupled with slower growth in deposits, created the need for this funding source. Average long-term debt, which includes long-term FHLB advances and installment promissory notes issued in connection with acquisitions, decreased $10.7 million or 16.9%.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        FINANCIAL HIGHLIGHTS (UNAUDITED)


-------------------------------------------------------------------------------------------------------------------
                                                      Six Months Ended June 30         Three Months Ended June 30
                                                -------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            1998         1997      Change     1998          1997     Change
-------------------------------------------------------------------------------------------------------------------

OPERATING RESULTS
     Total interest income                      $  120,348      107,815     11.6% $   61,364       55,529     10.5%
     Net interest income                            60,472       55,646      8.7      30,811       28,682      7.4
     Net interest income (1)                        64,212       59,405      8.1      32,686       30,570      6.9
     Provision for credit losses                     2,462        2,598     (5.2)      1,253        1,740    (28.0)
     Noninterest income                             23,893       17,564     36.0      11,874        9,000     31.9
     Noninterest expense                            51,662       46,912     10.1      26,518       23,880     11.0
     Net income                                     19,860       15,873     25.1       9,859        8,069     22.2
     Dividends                                       7,920        7,200     10.0       3,960        3,600     10.0

AVERAGE BALANCES
     Assets                                      3,190,509    2,879,147     10.8   3,232,681    2,925,343     10.5
     Loans and leases                            2,010,707    1,751,556     14.8   2,054,475    1,782,733     15.2
     Securities                                    978,106      951,957      2.7     978,320      972,628      0.6
     Deposits                                    2,431,295    2,241,336      8.5   2,452,456    2,251,461      8.9
     Redeemable class A common stock                22,767       20,725      9.8      22,998       20,817     10.5
     Shareholder's equity                          261,812      238,339      9.8     264,457      239,396     10.5

PERIOD-END BALANCES
     Assets                                      3,272,009    3,067,960      6.7
     Loans and leases                            2,129,217    1,861,134     14.4
     Securities                                    943,284    1,017,954     (7.3)
     Deposits                                    2,441,367    2,271,922      7.5
     Redeemable class A common stock                23,226       21,114     10.0
     Shareholder's equity                          267,103      242,808     10.0

FINANCIAL RATIOS
     Return on assets (2)                             1.29%        1.16     11.2        1.25%        1.16      7.8
     Return on realized equity (3)(4)                14.33        12.44     15.2       13.99        12.48     12.1
     Average equity/assets (3)(4)                     8.76         9.00     (2.7)       8.74         8.90     (1.8)
     Dividend payout                                 39.88        45.36    (12.1)      40.17        44.62    (10.0)
     Net interest margin (1)                          4.31         4.43     (2.7)       4.31         4.45     (3.1)
     Efficiency ratio                                58.77        58.81     (0.1)      59.48        58.27      2.1
     Net charge-offs/average loans and leases         0.07         0.06     16.7        0.08         0.08      0.0
     Reserve/period-end loans and leases              1.69         1.75     (3.4)       1.69         1.75     (3.4)

PER SHARE OF COMMON STOCK (3)
     Net income-basic                           $     1.66         1.32     25.1% $     0.83         0.67     22.2%
     Dividends paid                                   0.66         0.60     10.0        0.33         0.30     10.0
     Book value                                      24.19        21.99     10.0       24.19        21.99     10.0
     Realized book value (4)                         23.79        21.80      9.1       23.79        21.80      9.1


(1) Tax-equivalent basis (TEB).
(2) Calculation is based on income before minority interests.
(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4) Excluding net unrealized gain (loss) on securities available for sale.



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                         TABLE I

CHANGES IN RETURN ON ASSETS


--------------------------------------------------------------------------------
                                                                    Year-To-Date
                                                                         June 30
                                                                    1998 vs 1997
--------------------------------------------------------------------------------

Return on assets, prior period                                           1.16%
--------------------------------------------------------------------------------

Increases

       Gain on sale of loans                                             0.09
       Gain on sale of securities                                        0.09
       State tax refund                                                  0.07
       Gain on sale of other assets                                      0.03
       Brokerage                                                         0.02
       Provision for credit losses                                       0.03
       Employee benefits                                                 0.02
       Data processing fees                                              0.06

--------------------------------------------------------------------------------
              Total increases                                            0.41
--------------------------------------------------------------------------------

Decreases

       Net interest income (TEB)                                         0.10
       Insurance commissions                                             0.02
       Professional fees                                                 0.03
       FDIC premiums and examination fees                                0.03
       Provision for income taxes                                        0.08
       Other noninterest expense, net                                    0.02

--------------------------------------------------------------------------------
              Total decreases                                            0.28
--------------------------------------------------------------------------------

Return on assets, current period                                         1.29%
================================================================================

                                                                        TABLE II

CAPITAL RATIOS (1)


-------------------------------------------------------------------------------
                                  June 30    December 31   June 30    Regulatory
                                   1998         1997        1997      Minimums
                                 ---------   ----------    --------   ---------


Equity to assets (2)                8.87%        8.79        8.60          --
Equity to tangible assets (2)       8.53         8.67        8.55          --
Tier I capital (3)                 12.12        12.69       13.04        4.00
Tier I and tier II capital (3)     13.37        13.94       14.29        8.00
Leverage ratio (3)                  8.52         8.70        8.89        3.00


(1) Calculations include redeemable class A common stock.
(2) Computed in accordance with generally accepted accounting principles, including the unrealized market value adjustment of securities available for sale.
(3) Computed exclusive of the unrealized market value adjustment of securities available for sale.

                                                                       TABLE III


NET INTEREST INCOME / MARGINS (TEB)



---------------------------------------------------------------------------
                                                Net                   Net
                                             Interest              Interest
(DOLLARS IN THOUSANDS)                        Income                Margin
---------------------------------------------------------------------------

Quarter
-------


1998
       Second                                $ 32,686                4.31%
       First                                   31,527                4.32

1997
       Fourth                                  32,790                4.47
       Third                                   31,974                4.40
       Second                                  30,570                4.45
       First                                   28,835                4.41

1996
       Fourth                                  29,732                4.40
       Third                                   29,419                4.33
       Second                                  28,734                4.38
       First                                   27,977                4.35


1995
       Fourth                                  28,405                4.37
       Third                                   27,637                4.31
       Second                                  26,369                4.31
       First                                   25,487                4.36

==========================================================================

                                                                        TABLE IV

CHANGES IN NET INTEREST INCOME (TEB)


-------------------------------------------------------------------------------------------
                                       Six Months Ended June 30  Three Months Ended June 30
(IN THOUSANDS)                               1998 vs 1997              1998 vs 1997
-------------------------------------------------------------------------------------------
                                          Net        Net              Net         Net
                                        Interest   Interest         Interest    Interest
                                         Income     Margin           Income      Margin
                                       ----------   -------        -----------  --------
CHANGE IN VOLUME
  Earning assets                        $ 12,267                   $   5,951
  Interest  bearing liabilities           (5,767)                     (2,878)
                                        --------                   ----------
                                           6,500                       3,073

CHANGE IN INTEREST RATE SPREAD
  Earning assets                            (621)   (0.04%)             (894)   (0.12)%
  Interest  bearing liabilities           (1,983)   (0.13)              (884)   (0.12)
                                          ------     ----           ---------   -----
                                          (2,604)   (0.17)            (1,778)   (0.24)

CHANGE IN PRODUCT MIX
  Earning assets                             358     0.02                400     0.05
  Interest  bearing liabilities               43       --                 56     0.01
                                          ------     ----          ---------    -----
                                             401     0.02                456     0.06

OTHER CHANGES
  Nonaccruing loans                          120     0.01                219     0.03
  Yield-related loan fees                    389     0.02                144     0.02
  Free funds                                  --       --                 --    (0.01)
                                          ------     ----          ---------    -----
                                             509     0.03                363     0.04

CHANGE IN NET INTEREST INCOME              4,806    (0.12)             2,114    (0.14)

  Net interest income, prior period       59,406     4.43             30,572     4.45
                                          ------     ----          ---------    -----


  Net interest income, current period   $ 64,212     4.31%          $ 32,686     4.31%
                                        ========     ====          =========    =====

                                                                         TABLE V

CHANGES IN NET INTEREST INCOME (TEB)


----------------------------------------------------------------------
                                        Six Months Ended June 30
                                --------------------------------------
(IN THOUSANDS)                                1998 vs 1997
----------------------------------------------------------------------

                                  Volume    Yield/Rate (1)     Total
                                ---------   --------------   ---------

INCREASE (DECREASE) IN:


  INTEREST INCOME
    Loans and leases            $ 11,702           251         11,953
    Taxable securities               944          (634)           310
    Tax-exempt securities            (32)          (49)           (81)
    Interest bearing deposits         --            --             --
    Federal funds sold                --           322            322
    Other earning assets              11            (2)             9
                                --------      --------       --------
        Total                     12,625          (112)        12,513


  INTEREST EXPENSE
    Savings deposits               1,077         1,296          2,373
    Other time deposits            2,302           518          2,820
    Short-term borrowings          2,657           288          2,945
    Long-term debt                  (312)         (119)          (431)
                                --------      --------       --------
        Total                      5,724         1,983          7,707
                                --------      --------       --------

NET INTEREST INCOME             $  6,901        (2,095)         4,806
                                ========      ========       ========


(1) ALL CHANGES IN NET INTEREST INCOME, OTHER THAN THOSE DUE TO VOLUME, HAVE BEEN ALLOCATED TO YIELD/RATE.

                                                                        TABLE VI

NONPERFORMING ASSETS



-----------------------------------------------------------------------------------------------------
                                                                June 30       December 31     June 30
(DOLLARS IN THOUSANDS)                                            1998            1997          1997
-----------------------------------------------------------------------------------------------------
Nonaccrual loans and leases                                     $ 9,300          8,958          9,713
Restructured loans and leases                                       601            910            459
-----------------------------------------------------------------------------------------------------
       Total nonperforming loans and leases                       9,901          9,868         10,172
Other real estate owned (OREO)                                      391            691            913
-----------------------------------------------------------------------------------------------------
       Total nonperforming assets                               $10,292         10,559         11,085
=====================================================================================================

Past due loans and leases *                                     $ 5,438          3,573          3,101
=====================================================================================================

Nonperforming loans and leases to total loans and leases           0.47%          0.50           0.55
Nonperforming assets to total loans, leases and OREO               0.48           0.54           0.60
Nonperforming assets and past due loans and leases* to
       total loans, leases and OREO                                0.74           0.72           0.76
Reserve to nonperforming loans and leases                        363.91         347.11         319.69
Reserve to total loans and leases                                  1.69           1.74           1.75
=====================================================================================================


* PAST DUE LOANS AND LEASES INCLUDE ACCRUING LOANS AND LEASES 90 DAYS OR MORE PAST DUE.

                                                                       TABLE VII

RESERVE FOR CREDIT LOSSES


------------------------------------------------------------------------------
                                                  Six Months Ended June 30
                                               -------------------------------
(IN THOUSANDS)                                     1998                 1997
------------------------------------------------------------------------------
Beginning of period                             $ 34,253               30,482
       Charge-offs                                (1,378)              (1,019)
       Recoveries                                    695                  458
------------------------------------------------------------------------------
              Net charge-offs                       (683)                (561)
       Provision for credit losses                 2,462                2,598
------------------------------------------------------------------------------

End of period                                   $ 36,032               32,519
==============================================================================

                                                                      TABLE VIII


NONINTEREST INCOME


--------------------------------------------------------------------------------------
                                     Six Months Ended June 30      Increase/(Decrease)
                                    --------------------------------------------------
(IN THOUSANDS)                          1998          1997         Dollar      Percent
--------------------------------------------------------------------------------------
Service charges                      $  8,314         7,544           770        10.21%
Insurance                               3,192         3,121            71         2.27
Trust                                   3,444         3,011           433        14.38
Brokerage                               1,802         1,343           459        34.18
Gain on sale of loans                   2,343           849         1,494       175.97
Gain on sale of other assets              560            91           469           NM
Other                                   1,999         1,798           201        11.18
--------------------------------------------------------------------------------------
   Operating noninterest income        21,654        17,757         3,897        21.95
Gain / (loss) on sale of securities     1,138          (193)        1,331           NM
State tax refund                        1,101          --           1,101           NM
--------------------------------------------------------------------------------------
   Total                             $ 23,893        17,564         6,329        36.03%
======================================================================================








--------------------------------------------------------------------------------------
                                    Three Months Ended June 30     Increase/(Decrease)
                                    --------------------------------------------------
(IN THOUSANDS)                          1998          1997         Dollar      Percent
--------------------------------------------------------------------------------------

Service charges                      $  4,313         3,941           372         9.44%
Insurance                               1,507         1,457            50         3.43
Trust                                   1,702         1,516           186        12.27
Brokerage                               1,057           700           357        51.00
Gain on sale of loans                   1,231           521           710       136.28
Gain  on sale of other assets             130            20           110           NM
Other                                     905           773           132        17.08
--------------------------------------------------------------------------------------
   Operating noninterest income        10,845         8,928         1,917        21.47
Gain / (loss) on sale of securities       (72)           72          (144)     (200.00)
State tax refund                        1,101          --           1,101           NM
--------------------------------------------------------------------------------------
   Total                             $ 11,874         9,000         2,874        31.93%
======================================================================================

                                                                        TABLE IX

NONINTEREST EXPENSE


------------------------------------------------------------------------------------
                                     Six Months Ended June 30    Increase/(Decrease)
                                     -----------------------------------------------
(IN THOUSANDS)                           1998        1997        Dollar     Percent
------------------------------------------------------------------------------------

Salaries and wages                     $24,074      21,515       2,559        11.89%
Employee benefits                        6,137       5,883         254         4.32
Occupancy                                3,131       2,929         202         6.90
Furniture and equipment                  3,650       3,307         343        10.37
Printing, postage and office supplies    2,589       2,529          60         2.37
Marketing                                2,097       1,718         379        22.06
Data processing fees                     2,984       3,541        (557)      (15.73)
Professional fees                          710         261         449       172.03
Other real estate owned                     60          61          (1)       (1.64)
Minority interest in earnings              595         709        (114)      (16.08)
FDIC premiums and examination fees         593          50         543           NM
Other                                    5,042       4,409         633        14.36
------------------------------------------------------------------------------------
     Total                             $51,662      46,912       4,750        10.13%
====================================================================================







------------------------------------------------------------------------------------
                                   Three Months Ended June 30   Increase/(Decrease)
                                   -------------------------------------------------
(IN THOUSANDS)                            1998        1997      Dollar      Percent
------------------------------------------------------------------------------------

Salaries and wages                     $12,340      11,139       1,201        10.78%
Employee benefits                        3,116       2,956         160         5.41
Occupancy                                1,526       1,447          79         5.46
Furniture and equipment                  1,853       1,639         214        13.06
Printing, postage and office supplies    1,300       1,228          72         5.86
Marketing                                1,192         926         266        28.73
Data processing fees                     1,487       1,542         (55)       (3.57)
Professional fees                          408         122         286       234.43
Other real estate owned                     39          45          (6)      (13.33)
Minority interest in earnings              194         369        (175)      (47.43)
FDIC premiums and examination fees         293         134         159       118.66
Other                                    2,770       2,333         437        18.73
------------------------------------------------------------------------------------
     Total                             $26,518      23,880       2,638        11.05%
====================================================================================



                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
               AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                              TAX EQUIVALENT BASIS


(DOLLARS IN THOUSANDS)


                                                          JUNE YTD 1998                    JUNE YTD 1997
                                             -----------------------------------  -------------------------------
ASSETS                                         Average                    Rate/     Average                Rate/     % Change
Loans and Leases (net of unearned discount)    Balance        Interest    Yield     Balance    Interest    Yield     Avg Bal
                                            ------------    -----------  ------   ---------   ----------  -------    --------

     Commercial                              $   414,154    $    18,928    9.22    $349,405   $    15,871    9.16%    18.53%
     Commercial Real Estate                      470,700         21,407    9.17     375,629        16,937    9.09     25.31
     Agricultural                                419,655         19,170    9.21     365,028        16,718    9.24     14.97
     Residential Real Estate                     396,696         17,249    8.77     363,775        15,890    8.81      9.05
     Consumer                                    256,557         11,634    9.14     245,528        11,037    9.06      4.49
     Tax Exempt                                   52,945          2,664   10.15      52,190         1,741    6.73      1.45
                                            ------------    -----------          ----------   -----------
        TOTAL LOANS AND LEASES                 2,010,707         91,052    9.13   1,751,556        78,193    9.00     14.80

     Reserve for Loan Losses                     (35,175)                           (31,128)                          13.00
                                            ------------                         ----------
        NET LOANS AND LEASES                   1,975,532                          1,720,428                           14.83

     Mortgage Backed Securities                  678,934         21,457    6.37     599,928        19,417    6.53     13.17
     Taxable Other                                92,810          2,892    6.28     144,871         4,622    6.43    (35.94)
     Tax Exempt                                  206,362          8,308    8.12     207,157         8,389    8.17     (0.38)
                                            ------------    -----------          ----------   -----------
        TOTAL SECURITIES                         978,106         32,656    6.73     951,957        32,427    6.87      2.75

Total Fed Funds Sold                              11,782            322    5.50           0             0    0.00        NM
Other earning assets                               2,149             58    5.47       1,755           954  109.65     22.46
                                            ------------    -----------          ----------   -----------
        TOTAL EARNING ASSETS                   3,002,745        124,088    8.33   2,705,267       111,575    8.32     11.00

Total Cash & Due from Banks                      102,427                             97,267                            5.31
Nonearning assets                                120,513                            107,740                           11.85
                                            ------------                         ----------
        TOTAL ASSETS                         $ 3,190,509                        $ 2,879,147                           10.81
                                            ============                         ==========

LIABILITIES AND STOCKHOLDERS EQUITY
Non-Interest Bearing Deposits                $   292,823                        $   265,833                           10.15
Interest Bearing Deposits
  Savings and NOW accounts                       292,711          2,331    1.61     297,471         2,457    1.67     (1.60)
  Money Market Checking                          157,737          1,119    1.43     152,267         1,166    1.54      3.59
  Money Market Savings                           327,947          6,599    4.06     247,840         4,054    3.30     32.32
  Savings Certificates                         1,179,800         33,618    5.75   1,115,594        31,389    5.67      5.76
  Certificates over $100K                        180,277          5,066    5.67     162,331         4,477    5.56     11.06
                                            ------------    -----------          ----------   -----------
     TOTAL INTEREST BEARING DEPOSITS           2,138,472         48,734    4.60   1,975,502        43,542    4.44      8.25

     TOTAL DEPOSITS                            2,431,295                          2,241,336                            8.48

  Total Short Term Borrowings                    361,705          9,728    5.42     259,887         6,783    5.26     39.18
  Total Long Term Debt                            52,595          1,413    5.42      63,302         1,844    5.87    (16.91)
                                            ------------    -----------          ----------   -----------
     TOTAL INTEREST BEARING LIABILITIES        2,552,772         59,876    4.73   2,298,691        52,169    4.58     11.05
Other liabilities                                 51,494    -----------              43,905                           17.28
                                            ------------                         ----------
     TOTAL LIABILITIES                         2,897,089                          2,608,429                           11.07

Minority Interest                                  6,732                              9,489                          (29.05)
Redeemable Preferred Stock                         2,109                              2,165                           (2.59)
Redeemable Class A Common Stock                   22,767                             20,725                            9.85
Shareholder's equity                             261,812                            238,339                            9.85
                                            ------------                         ----------
     TOTAL LIABILITIES AND EQUITY            $ 3,190,509                        $ 2,879,147                            10.81
                                            ============                         ==========
Net Interest Income                                         $    64,212                       $    59,406
                                                           ============                         ==========
Gross Spread                                                               3.60%                             3.74%
Percent of earning assets
  Interest Income                                                          8.33                              8.32
  Interest Cost                                                            4.02                              3.89
                                                                          -----                              ----
        NET INTEREST MARGIN                                                4.31%                             4.43%


                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
               AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                              TAX EQUIVALENT BASIS


(DOLLARS IN THOUSANDS)



                                                       SECOND QUARTER 1998                  SECOND QUARTER 1997
                                               --------------------------------     --------------------------------
ASSETS                                           Average                  Rate/        Average                 Rate/    % Change
Loans and Leases (net of unearned discount)      Balance     Interest     Yield        Balance    Interest     Yield     Avg Bal
                                                 -------     --------     -----        -------    --------     -----     -------

  Commercial                                    $ 437,408    $ 9,987       9.16%    $  362,721    $ 8,376       9.26%     20.59%
  Commercial Real Estate                          479,437     10,978       9.18        379,833      8,636       9.12      26.22
  Agricultural                                    435,213     10,052       9.26        371,869      8,638       9.32      17.03
  Residential Real Estate                         392,891      8,647       8.83        368,499      8,099       8.82       6.62
  Consumer                                        255,848      5,824       9.13        247,935      5,604       9.07       3.19
  Tax Exempt                                       53,678      1,346      10.06         51,875        880       6.81       3.48
                                              -----------    -------                ----------    -------
     TOTAL LOANS AND LEASES                     2,054,475     46,835       9.14      1,782,733     40,233       9.05      15.24

  Reserve for Loan Losses                         (35,611)                             (31,480)                           13.12
                                              -----------                           ----------
     NET LOANS AND LEASES                       2,018,864                            1,751,253                            15.28

  Mortgage Backed Securities                      691,804     10,867       6.30        622,237     10,183       6.56      11.18
  Taxable Other                                    80,559      1,253       6.24        143,009      2,312       6.48     (43.67)
  Tax Exempt                                      205,957      4,154       8.09        207,382      4,206       8.13      (0.69)
                                              -----------    -------                ----------    -------
     TOTAL SECURITIES                             978,320     16,274       6.67        972,628     16,701       6.89       0.59

Total Fed Funds Sold                                7,692        100       5.21              0          0       0.00         NM
Other earning assets                                2,239         30       5.40          1,665        484     116.70      34.48
                                              -----------    -------                ----------    -------
     TOTAL EARNING ASSETS                       3,042,726     63,239       8.34      2,757,026     57,418       8.35      10.36

Total Cash & Due from Banks                       104,726                               95,395                             9.78
Nonearning assets                                 120,839                              104,402                            15.74
                                              -----------                           ----------
     TOTAL ASSETS                             $ 3,232,681                           $2,925,343                            10.51
                                              ===========                           ==========

LIABILITIES AND STOCKHOLDERS EQUITY
Non-Interest Bearing Deposits                   $ 297,241                           $  272,021                             9.27
Interest Bearing Deposits
  Savings and NOW accounts                        289,582      1,122       1.55        297,762      1,231       1.66      (2.75)
  Money Market Checking                           156,849        551       1.41        153,039        582       1.53       2.49
  Money Market Savings                            343,417      3,502       4.09        250,216      2,080       3.33      37.25
  Savings Certificates                          1,183,346     16,958       5.75      1,114,225     15,765       5.68       6.20
  Certificates over $100K                         182,021      2,577       5.68        164,199      2,293       5.60      10.85
                                              -----------    -------                ----------    -------
     TOTAL INTEREST BEARING DEPOSITS            2,155,215     24,710       4.60      1,979,441     21,952       4.45       8.88

     TOTAL DEPOSITS                             2,452,456                            2,251,461                             8.93

  Total Short Term Borrowings                     378,413      5,086       5.39        295,163      3,941       5.36      28.20
  Total Long Term Debt                             55,849        757       5.43         64,149        954       5.96     (12.94)
                                              -----------    -------                ----------    -------
     TOTAL INTEREST BEARING LIABILITIES         2,589,477     30,553       4.73      2,338,753     26,847       4.60      10.72
                                                             -------                              -------
Other liabilities                                  49,638                               42,627                            16.45
                                              -----------                           ----------
     TOTAL LIABILITIES                          2,936,356                            2,653,401                            10.66

Minority Interest                                   6,756                                9,554                           (29.29)
Redeemable Preferred Stock                          2,113                                2,175                            (2.84)
Redeemable Class A Common Stock                    22,998                               20,817                            10.48
Shareholder's equity                              264,457                              239,396                            10.47
                                              -----------                           ----------
     TOTAL LIABILITIES AND EQUITY             $ 3,232,681                           $2,925,343                            10.51
                                              ===========                           ==========
Net Interest Income                                         $ 32,686                             $ 30,572
                                                            ========                             ========
Gross Spread                                                               3.60%                                3.75%

Percent of earning assets
  Interest Income                                                          8.34                                 8.35
  Interest Cost                                                            4.03                                 3.91
                                                                           ----                                 ----
     NET INTEREST MARGIN                                                   4.31%                                4.45%


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

(b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 1998 or during the period from June 30, 1998 to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1998                      BREMER FINANCIAL CORPORATION


                                            By: /s/ Stan K. Dardis
                                            --------------------------------
                                               Stan K. Dardis
                                               President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                            By: /s/ Stuart F. Bradt
                                            --------------------------------
                                               Stuart F. Bradt
                                               Controller
                                               (Chief Accounting Officer)