Form 10-Q
period 1998-09-30
BREMER FINANCIAL CORPORATION
filed 1998-11-12
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.
                                       OR
[] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number     0-18342
                       ---------------------------------------------------------

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

                                 (651) 227-7621
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes _X_   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of September 30, 1998, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX


PART I -- FINANCIAL INFORMATION                                             Page
                                                                            ----

            Item 1 --     Financial Statements                               2

            Item 2 --     Management's Discussion and Analysis               9
                          of Financial Condition and Results
                          of Operations

PART II -- OTHER INFORMATION


             Item 5 --    Other information                                  27

             Item 6 --    Exhibits and Reports on Form 8-K                   28

             Signatures                                                      29

ITEM 1. FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   September 30        December 31      September 30
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                       1998               1997              1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)                           (Unaudited)
ASSETS
      Cash and due from banks                                                      $    108,656           135,966          123,756
      Interest bearing deposits                                                           2,325             1,886            1,746
      Investment securities held to maturity (fair value of $164,514,
           $185,402 and $193,138, respectively)                                         157,829           179,631          188,096
      Mortgage-backed securities held to maturity (fair value of $34,198,
           $91,508 and $99,633, respectively)                                            34,167            91,994          100,152
-----------------------------------------------------------------------------------------------------------------------------------
           TOTAL SECURITIES HELD TO MATURITY                                            191,996           271,625          288,248
      Investment securities available for sale (amortized cost of $105,743,
           $141,147 and $151,142, respectively)                                         107,447           142,051          151,834
      Mortgage-backed securities available for sale (amortized cost of $608,400,
           $570,363 and $542,451, respectively)                                         616,095           578,573          549,159
-----------------------------------------------------------------------------------------------------------------------------------
           TOTAL SECURITIES AVAILABLE FOR SALE                                          723,542           720,624          700,993
      Loans and leases                                                                2,186,512         1,969,085        1,953,307
           Reserve for credit losses                                                    (36,301)          (34,253)         (34,455)
           Unearned discount                                                             (5,526)           (4,958)          (4,590)
-----------------------------------------------------------------------------------------------------------------------------------
           NET LOANS AND LEASES                                                       2,144,685         1,929,874        1,914,262
      Premises and equipment, net                                                        54,329            51,879           51,464
      Interest receivable and other assets                                               64,128            61,847           63,918
-----------------------------------------------------------------------------------------------------------------------------------
                     TOTAL ASSETS                                                  $  3,289,661         3,173,701        3,144,387
===================================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
      Noninterest bearing deposits                                                 $    315,857           344,521          328,041
      Interest bearing deposits                                                       2,160,730         2,097,977        2,051,885
-----------------------------------------------------------------------------------------------------------------------------------
           TOTAL DEPOSITS                                                             2,476,587         2,442,498        2,379,926
      Federal funds purchased and repurchase agreements                                 227,282           167,174          146,371
      Other short-term borrowings                                                       136,990           198,090          257,342
      Long-term debt                                                                     94,998            30,238           31,630
      Accrued expenses and other liabilities                                             51,292            44,697           45,662
-----------------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                          2,987,149         2,882,697        2,860,931

      Minority interests                                                                  3,488            10,011            9,857
      Redeemable preferred stock, $100 par, 80,000 shares authorized;
           71,594 shares issued; and outstanding shares of 20,837,
           21,437 and 21,437, respectively                                                2,084             2,144            2,144
      Redeemable class A common stock, 960,000 shares
           issued and outstanding                                                        23,755            22,308           21,716

      Shareholder's equity
           Common stock
                Class A, no par, 12,000,000 shares authorized;
                     240,000 shares issued and outstanding                                   57                57               57
                Class B, no par, 10,800,000 shares authorized,
                     issued and outstanding                                               2,562             2,562            2,562
           Retained earnings                                                            265,541           249,079          243,354
           Net unrealized gain on securities available for sale                           5,026             4,843            3,766
-----------------------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDER'S EQUITY                                                   273,186           256,541          249,739
-----------------------------------------------------------------------------------------------------------------------------------
                     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                    $  3,289,661         3,173,701        3,144,387
===================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

---------------------------------------------------------------------------------------------------------------
                                                                           Nine Months Ended September 30
                                                                     ------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                1998            1997            1996
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME
      Loans and leases, including fees                               $  138,740        121,407         112,648
      Securities
           Taxable                                                       35,387         36,744          35,668
           Tax-exempt                                                     8,261          8,408           8,417
      Federal funds sold                                                    567             --              --
      Other                                                                  93             99             100
---------------------------------------------------------------------------------------------------------------
           Total interest income                                        183,048        166,658         156,833
---------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
      Deposits                                                           73,585         66,457          64,417
      Federal funds purchased and repurchase agreements                   7,135          5,506           6,575
      Other short term borrowings                                         7,733          6,284           4,325
      Long term debt                                                      2,773          2,728           1,110
---------------------------------------------------------------------------------------------------------------
           Total interest expense                                        91,227         80,975          76,427
---------------------------------------------------------------------------------------------------------------
           Net interest income                                           91,821         85,683          80,406
      Provision for credit losses                                         3,769          4,029           1,965
---------------------------------------------------------------------------------------------------------------
           Net interest income after provision for credit losses         88,052         81,654          78,441
---------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
      Service charges                                                    12,631         11,607           9,490
      Insurance                                                           5,239          4,907           4,702
      Trust                                                               5,145          4,574           3,919
      Gain on sale of loans                                               3,491          1,628           1,627
      Gain / (loss) on sale of securities                                 1,292           (133)            246
      Other                                                               7,496          4,991           4,533
---------------------------------------------------------------------------------------------------------------
           Total noninterest income                                      35,294         27,574          24,517
---------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
      Salaries and wages                                                 36,469         32,744          29,829
      Employee benefits                                                   9,191          8,740           8,202
      Occupancy                                                           4,585          4,413           4,384
      Furniture and equipment                                             5,584          5,042           4,555
      Data processing fees                                                4,516          5,044           5,506
      FDIC premiums and examination fees                                    888            352           1,084
      Other                                                              16,824         15,130          14,260
---------------------------------------------------------------------------------------------------------------
           Total noninterest expense                                     78,057         71,465          67,820
---------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                         45,289         37,763          35,138
      Income tax expense                                                 15,516         12,524          11,462
---------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $   29,773         25,239          23,676
===============================================================================================================
Per common share amounts:
      Net income-basic                                               $     2.48           2.10            1.97
      Dividends paid                                                       0.99           0.90            0.75
===============================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended September 30
                                                                     -----------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                 1998            1997           1996
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME
      Loans and leases, including fees                               $   48,599         43,214         38,932
      Securities
           Taxable                                                       11,038         12,705         11,769
           Tax-exempt                                                     2,782          2,875          2,846
      Federal funds sold                                                    245             --             --
      Other                                                                  36             49             28
--------------------------------------------------------------------------------------------------------------
           Total interest income                                         62,700         58,843         53,575
--------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
      Deposits                                                           24,851         22,914         21,678
      Federal funds purchased and repurchase agreements                   2,776          1,774          2,368
      Other short term borrowings                                         2,364          3,233          1,828
      Long term debt                                                      1,361            885            221
--------------------------------------------------------------------------------------------------------------
           Total interest expense                                        31,351         28,806         26,095
--------------------------------------------------------------------------------------------------------------
           Net interest income                                           31,349         30,037         27,480
      Provision for credit losses                                         1,307          1,431            661
--------------------------------------------------------------------------------------------------------------
           Net interest income after provision for credit losses         30,042         28,606         26,819
--------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
      Service charges                                                     4,373          4,063          3,251
      Insurance                                                           2,047          1,786          1,854
      Trust                                                               1,701          1,563          1,311
      Gain on sale of loans                                               1,147            779            519
      Gain on sale of securities                                            154             60             57
      Other                                                               2,034          1,759          1,495
--------------------------------------------------------------------------------------------------------------
           Total noninterest income                                      11,456         10,010          8,487
--------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
      Salaries and wages                                                 12,395         11,229         10,252
      Employee benefits                                                   3,054          2,857          2,735
      Occupancy                                                           1,510          1,484          1,435
      Furniture and equipment                                             1,934          1,735          1,567
      Data processing fees                                                1,532          1,503          1,819
      FDIC premiums and examination fees                                    295            302            193
      Other                                                               5,730          5,443          4,899
--------------------------------------------------------------------------------------------------------------
           Total noninterest expense                                     26,450         24,553         22,900
--------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                         15,048         14,063         12,406
      Income tax expense                                                  5,135          4,697          4,089
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $    9,913          9,366          8,317
==============================================================================================================
Per common share amounts:
      Net income-basic                                               $     0.83           0.78           0.69
      Dividends paid                                                       0.33           0.30           0.25
==============================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Net Unrealized
                                                                                               Gain (Loss) on
                                                                            Common Stock         Securities
                                                                       ---------------------      Available     Retained
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               Class A       Class B       for Sale     Earnings     Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                             $     57       2,562         3,895       212,392     218,906

Net income                                                                                                       31,817      31,817
Dividends, $1.05 per share                                                                                      (12,600)    (12,600)
Allocation of net income in excess of dividends and change
      in net unrealized gain (loss) on securities available
      for sale to redeemable class A common stock                                                     236        (1,538)     (1,302)
Change in net unrealized gain (loss) on securities available for sale                              (2,951)                   (2,951)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                                                   57       2,562         1,180       230,071     233,870

Net income                                                                                                       35,060      35,060
Dividends, $1.20 per share                                                                                      (14,400)    (14,400)
Allocation of net income in excess of dividends and change
      in net unrealized gain (loss) on securities available
      for sale to redeemable class A common stock                                                    (319)       (1,652)     (1,971)
Change in net unrealized gain (loss) on securities available for sale                               3,982                     3,982
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                                                   57       2,562         4,843       249,079     256,541

Net income                                                                                                       29,773      29,773
Dividends, $.99 per share                                                                                       (11,880)    (11,880)
Allocation of net income in excess of dividends and change
      in net unrealized gain (loss) on securities available
      for sale to redeemable class A common stock                                                     (16)       (1,431)     (1,447)
Change in net unrealized gain (loss) on securities available for sale                                 199                       199
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1998                                            $     57       2,562         5,026       265,541     273,186
====================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
INFORMATION SUBSEQUENT TO DECEMBER 31, 1997 IS UNAUDITED.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------
                                                                                      Nine Months Ended September 30
                                                                             ----------------------------------------------
(IN THOUSANDS)                                                                    1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                             $    29,773           25,239           23,676
      Adjustments to reconcile net income to net cash
           provided by operating activities
                Provision for credit losses                                        3,769            4,029            1,965
                Depreciation and amortization                                      6,564            5,072            5,210
                Minority interests in earnings of subsidiaries                       703            1,090            1,051
                (Gain) loss on sale of securities                                 (1,292)             133             (246)
                Gain on sale of other real estate owned, net                         (26)             (55)              (7)
                Other assets and liabilities, net                                  2,196              109           (3,073)
      Proceeds from sales of other real estate owned                                 543              557              272
      Cash receipts related to loans originated specifically for resale          188,677           87,129           90,687
      Cash payments related to loans originated specifically for resale         (189,451)         (87,362)         (90,450)
---------------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                         41,456           35,941           29,085
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Deposits in other banks, net                                                  (439)              32            1,155
      Purchases of securities available for sale                                (234,000)        (253,363)        (164,126)
      Purchases of securities held to maturity                                    (7,425)         (28,188)         (19,641)
      Proceeds from maturities of securities available for sale                  165,340           95,876           87,257
      Proceeds from maturities of securities held to maturity                     86,918           24,531           42,636
      Proceeds from sales of securities available for sale                        67,179          130,031           80,258
      Loans and leases, net                                                     (217,805)        (153,381)        (118,453)
      Acquisitions, net of cash acquired                                              --           (8,203)              --
      Acquisition of premises and equipment                                       (7,430)          (9,357)          (5,511)
---------------------------------------------------------------------------------------------------------------------------
                Net cash used by investing activities                           (147,662)        (202,022)         (96,425)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Noninterest bearing deposits, net                                          (28,664)         (10,637)         (19,361)
      Interest bearing deposits (excluding certificates of deposit), net          73,565           21,087          (26,881)
      Certificates of deposits, net                                              (10,812)          33,101           48,405
      Federal funds purchased and repurchase agreements, net                      60,108          (40,410)          17,830
      Other short-term borrowings, net                                           (61,100)         169,273           64,433
      Long-term debt, net                                                         64,760          (30,759)         (15,281)
      Acquisition of and dividends paid to minority interests                     (7,021)            (850)            (855)
      Redeemable preferred stock                                                     (60)              --               --
      Dividends paid                                                             (11,880)         (10,800)          (9,000)
---------------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                         78,896          130,005           59,290
---------------------------------------------------------------------------------------------------------------------------
                Net decrease in cash and due from banks                          (27,310)         (36,076)          (8,050)
      Cash and due from banks
           Beginning of year                                                     135,966          159,832          127,786
---------------------------------------------------------------------------------------------------------------------------
           End of period                                                     $   108,656          123,756          119,736
===========================================================================================================================

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

F. REDEEMABLE CLASS A COMMON STOCK. At September 30, 1998, the 960,000 class A shares were generally redeemable at $24.75 per share. Since January 1, 1998 and through September 30, 1998, options to call 24,957.4125 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's Subsidiaries. During the same period, a total of 3,100 shares changed hands directly between individuals.

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

H. COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income." The Company adopted FAS No. 130 on January 1, 1998, and reported comprehensive income for the third quarter of 1998 of $10.6 million as compared to the $11.1 million reported for the third quarter of 1997. On a year-to-date basis, comprehensive income was $30.0 million, as compared to the $28.0 million earned in the first nine months of 1997. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on securities available for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Earnings Summary

Bremer Financial Corporation (the "Company") recorded net income of $9.9 million for the third quarter of 1998, a 5.8% increase from the $9.4 million earned in the third quarter of 1997. On a year-to-date basis, earnings were $29.8 million, up 18.0% or $4.5 million from the $25.2 million earned in the first nine months of 1997. Contributing positively to earnings in the first nine months of 1998 were a 28.0% or $7.7 million increase in noninterest income coupled with an increase in net interest income of 7.2% or $6.1 million and a $260 thousand decrease in the provision for credit losses. Partially offsetting these positive increases were a 9.2% or $6.6 million increase in noninterest expense.

Return on average assets (ROA) was 1.21% for the third quarter of 1998, compared to 1.26% for the same period in 1997. For the first nine months of 1998, ROA increased from 1.20% to 1.26%, as compared to the first nine months of 1997. Return on average realized equity (RORE) was 13.63% for the third quarter of 1998, compared to 14.05% for the same quarter of 1997. On a year-to-date basis, RORE was 14.09%, compared to 12.97% recorded for the first nine months of 1997. Table I presents a summary of the components affecting the change in year-to-date return on assets from September 30, 1997 to September 30, 1998.

Shareholder's Equity and Dividends

Shareholder's equity and redeemable class A common stock totaled $296.9 million at September 30, 1998, representing a book value per share of $24.75, a 9.4% increase from $22.62 at September 30, 1997. Dividends paid per share of $.33 in the third quarter of 1998 remained unchanged from the first and second quarters of 1998, and are up from the $.30 dividend paid in each of the four quarters of 1997. The Company maintains a strong capital position compared to industry standards. Table II presents various regulatory capital ratios.

Securities classified as available for sale are recorded at market value on the Company's balance sheet, with unrealized gains or losses, net of tax, included in shareholder's equity. The net unrealized gain or loss in shareholder's equity had the effect of increasing the book value per share by $.46 as of September 30, 1998 and increasing the book value per share by $.34 as of September 30, 1997.

Net Interest Income

Tax-equivalent net interest income for the third quarter of 1998 was $33.3 million, an increase of $1.3 million or 4.1% from the third quarter of 1997. This increase in net interest income resulted from a 7.3% increase in average earning assets, enhanced by acquisitions. The increase in earning assets more than offset the decline in the net interest margin from 4.40% in the third quarter of 1997 to 4.27% in the third quarter of 1998. On a year-to-date basis, tax-equivalent net interest income was $97.5 million, an increase of $6.1 million or 6.7% over the $91.4 million realized in the first nine months of 1997. Table III presents the quarter-to-quarter comparison of tax-equivalent net interest income and net interest margins.

For both the third quarter and year-to-date 1998, the net interest margin declined, as presented in Table IV, resulting from a decrease in the spread between yields on earning assets and costs on interest bearing liabilities. Positively impacting the margin for both the quarter and year-to-date was a more favorable product mix, as compared to the same periods in 1997. Negatively impacting the margin for the quarter were an increase in interest reversals on problem loans and a decrease in yield-related loan fees, as compared to the third quarter of 1997.

The Company uses various tools to assess its current interest rate sensitivity position, such as gap analysis, simulation of future net interest income, and a valuation model which measures the sensitivity of balance sheet valuations to changes in interest rates. In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows generated. The impact on valuations is then calculated for a 200 basis point rate shock. At September 30, 1998, the valuation model indicates that the value of assets would decline 3% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity impact from this 200 basis point increase in interest rates would be a decrease of 6%.

Nonperforming Assets

Table VI shows the details of nonperforming assets at September 30, 1998, December 31, 1997 and September 30, 1997. Nonperforming assets, which include nonperforming loans and leases and other real estate owned (OREO), were $14.6 million at September 30, 1998. This total represents an increase of $4.0 million from December 31, 1997 and an increase of $3.0 million from September 30, 1997. Nonperforming assets as a percentage of total loans, leases and OREO increased to .67% as of September 30, 1998 from .54% as of December 31, 1997, and from
 .59% as of September 30, 1997.

Nonperforming loans and leases, which include nonaccrual and restructured loans and leases, were $14.1 million at September 30, 1998, an increase of $4.2 million from December 31, 1997 and an increase of $3.3 million from September 30, 1997. The ratio of nonperforming loans and leases to total loans and leases increased to .65% at September 30, 1998 from .50% as of December 31, 1997, and from .56% at September 30, 1997. The ratio of nonperforming assets and past due loans and leases to total loans, leases and OREO increased from .72% at December 31, 1997 to .83% at September 30, 1998, and increased from .73% at September 30, 1997. The level of at-risk performing loans and leases (with an internal loan review rating of either substandard, doubtful or loss) increased $8.9 million or 9.9% from $89.5 million at September 30, 1997 to $98.4 million at September 30, 1998. The ratio of classified loans and leases to total loans and leases has remained unchanged at 5.2% from September 30, 1997 to September 30, 1998. Net charge-offs were $1.7 million for the first nine months of 1998 as compared to $799 thousand in the same period in 1997.

OREO, which includes real estate acquired in loan settlements, decreased $224 thousand from December 31, 1997 and $303 thousand from September 30, 1997 to $467 thousand at September 30, 1998.

Reserve for Credit Losses

The Company's reserve for credit losses was 257.5% of nonperforming loans and leases at September 30, 1998 compared to 347.1% at December 31, 1997 and 318.3% at September 30, 1997. Management believes the current reserve is adequate to cover the risks inherent in the portfolio, including the risk of nonperforming loans and leases that have been identified for careful monitoring.

The reserve for credit losses increased from $34.5 million at September 30, 1997 to $36.3 million at September 30, 1998. While the reserve for credit losses increased $1.8 million or 5.4% from September 30, 1997 to September 30, 1998, the loan portfolio increased 11.9%, causing the reserve to outstanding loans and leases ratio to decline from 1.77% to 1.66%. Table VII presents the activity in the reserve for credit losses.

Noninterest Income

As presented in Table VIII, noninterest income was $11.5 million for the third quarter of 1998 compared to $10.0 million for the third quarter of 1997, representing a $1.4 million or 14.4% improvement. On a year-to-date basis, noninterest income was $35.3 million compared to $27.6 million in 1997, an increase of $7.7 million or 28.0%. On a year-to-date basis, operating noninterest income, which excludes investment securities gains and losses and a non-recurring $1.1 million state tax refund, increased $5.2 million or 18.8% over 1997, with all categories posting increases. This increase in operating noninterest income was driven primarily by a $1.9 million increase in gain on sale of loans, as residential real estate activity was more intense in the first nine months of 1998 versus 1997 due to a more favorable interest rate environment, and a $1.0 million or 8.8% increase in service charge income. In addition, brokerage commissions increased $715 thousand, or 33.9%, and gain on sale of other assets increased $589 thousand, related primarily to insurance proceeds received from the damages sustained to bank facilities in 1997 from the flooding in the Red River Valley area of North Dakota and Minnesota.

Noninterest Expense

As presented in Table IX, noninterest expense increased $1.9 million or 7.7% compared to the third quarter of 1997. On a year-to-date basis, noninterest expense increased $6.6 million or 9.2% compared to the first nine months of 1997. While operating expenses of acquired entities and market expansions unfavorably impacted the comparison of noninterest expense between the first nine months of 1998 and 1997, the Company experienced a significant decline in data processing fees as a result of a new data processing contract with a third party provider.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio was 58.57% for the first nine months of 1998 compared to 58.26% for the same period in 1997. Contributing to this slight increase were increases in tax-equivalent net interest income of 6.7% coupled with strong growth in recurring noninterest income of 17.5% and growth in recurring noninterest expense of 9.7%.

Taxes

Comparing the first nine months of 1998 to the first nine months of 1997, the Company's effective tax rate increased from 33.2% to 34.3%. This results from proportionately more taxable than tax-exempt income during the first nine months of 1998 compared to the same period in 1997.

Balance Sheet Growth

Assets

Average total assets increased $283.2 million or 9.6% from the first nine months of 1997 to the first nine months of 1998, while average earning assets increased $266.6 million or 9.6% when comparing the same two periods.

Loans and Leases

From the first nine months of 1997 to the first nine months of 1998, average loans and leases increased $258.7 million or 14.4%, driven by increases in all loan categories. Average loans in the third quarter of 1998 increased $103.6 million from the second quarter of 1998, resulting from seasonal activity.

On a year-to-date basis, the increase in average loan volume in 1998 over 1997 was driven by commercial real estate, commercial, agricultural, residential real estate, consumer, and tax-exempt loans which increased $102.4 million, $66.9 million, $56.2 million, $23.3 million, $8.0 million, and $1.9 million, respectively. The Company is not involved in highly-leveraged transaction lending or lending to foreign countries.

Securities

Average securities decreased $5.4 million or .6% from the first nine months of 1997 to the first nine months of 1998. Taxable securities decreased $3.1 million or .4%, while tax-exempt securities decreased $2.3 million or 1.1%. The average maturity of the portfolio was 45 months at September 30, 1998, with an average yield to maturity on the $915.5 million portfolio of 6.80%, unrealized gains of $6.7 million and unrealized losses of $25 thousand for held to maturity securities. In accordance with FAS No. 115, the available for sale investments are recorded inclusive of any unrealized gains or losses.

Liabilities

Comparing the first nine months of 1998 to the first nine months of 1997, average interest bearing liabilities increased $230.2 million or 9.8%, while average deposits increased $175.4 million or 7.7%. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank
(FHLB) advances and an unsecured revolving credit facility, increased $73.8 million or 25.1%. Most of the increase in short-term borrowings can be attributed to an increase in the Company's FHLB advances over the first nine months of 1997, as continued strong asset growth, coupled with slower growth in deposits, created the need for this funding source. Average long-term debt, which includes long-term FHLB advances and installment promissory notes issued in connection with acquisitions, increased $3.5 million or 5.6%.

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

The Company has a Year 2000 project in place to anticipate, correct, and plan for the many ways the century date change may affect its systems, customers, and business infrastructure. The Company's definition of Year 2000 readiness requires that all systems and services are reasonably assured to function effectively through all Year 2000 related date issues, with contingency plans for all medium and high priority systems. At September 30, 1998, the Company was 62% complete with this process, based on number of services, and is scheduled to be 92% percent complete at December 31, 1998 and 100% complete at June 30, 1999. The Company's Year 2000 issues relating to third parties with which it holds a material relationship are discussed below:

CORE APPLICATIONS. The Company's core application systems, which include loans, deposits, investments, and general ledger, are handled by Information Technologies, Inc. (ITI), which is owned by FiServ, one of the largest distributors of bank software in the world. The Company is working closely with this vendor, including one completed expansive test of all modules. A second test will be conducted in February 1999 to verify readiness of their new release, scheduled to be issued by December 31, 1998.

DATA AND ITEM PROCESSING. The two most transaction-intensive and system-critical operations in banking are related to data and item processing. Data processing is managed off site by Electronic Data Services, Inc. (EDS), the largest processor of bank data in the world. EDS has extensive disaster recovery plans that include a remote processing site. EDS has also helped the Company coordinate an extensive integrated test of the Company's core systems, as well as all ITI interfaced systems. Some reporting-related errors were discovered, but all have been corrected as part of the new release from ITI. Item processing is currently managed by FiServ, a major provider of item processing services throughout the United States. The Company is working very closely with both companies in testing and validating their efforts and contingency plans. In March 1999, the Company will be migrating its item processing services from FiServ to an in-house operation managed by EDS.

CUSTOMERS. The Company has assessed the Year 2000 readiness of most of its major customers and included the results of Year 2000 assessments into its credit review and approval process. The Company will continue this process to assess all major customers through December 31, 1999.

The Company has budgeted $536 thousand for the twelve months ended December 31, 1998 on specific Year 2000 issues, of which approximately $416 thousand has been expended for the nine months ended September 30, 1998. These costs were primarily for software upgrades, infrastructure changes, and testing. The Company is also spending approximately $3.9 million on a new PC network infrastructure, due to be completed by May 1999, some of which is directly related to Year 2000 issues and some of which is additional investments in technology. The Company estimates an additional $20-$100 thousand may be expended in 1999 for costs associated with Year 2000 issues.

The Company has identified three worst case scenarios that it has been addressing and will continue to address through June 1999, as described below:

POWER OUTAGES. Bremer Services, which provides operations and support services to the Subsidiary Banks, can operate as a contingency bank for any of the Company's Subsidiary Banks through the Phone Bank. The facility will have generators by February 1999 to operate and continue connectivity to its data processor for access to core applications. Bremer Services has a disaster recovery plan completed which will be tested again by December 31, 1998, except for the generators, which will be tested in February 1999. Each Subsidiary Bank will be creating their contingency plans for re-routing customers to Bremer Services and are scheduled to be completed by June 30, 1999.

BREMER SERVICES FAILURE. Bremer Services houses the Company's connection to its data processor and the staff to deal with customer service, phone banking, and other operational issues. If Bremer Services is incapacitated, the Company has a separate route for all Subsidiary Banks to get to EDS through one of the Company's Subsidiary Banks located in South St. Paul, Minnesota. The Company has standby T1 lines in place ready to re-route bank transactions to EDS. These lines are scheduled to be tested by December 31, 1998.

DATA PROCESSOR (EDS) FAILURE. EDS has a disaster recovery system that includes a remote processing site for a complete replication of the Company's information. If EDS is completely unavailable, the Company has manual procedures in place to keep its doors open and serve customers. These bank-level plans will be completed and reviewed by June 30, 1999.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        FINANCIAL HIGHLIGHTS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                       Nine Months Ended September 30             Three Months Ended September 30
                                                 -----------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     1998          1997          Change         1998            1997         Change
------------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
     Total interest income                       $  183,048       166,658           9.8%     $   62,700         58,843          6.6%
     Net interest income                             91,821        85,683           7.2          31,348         30,037          4.4
     Net interest income (1)                         97,482        91,380           6.7          33,270         31,975          4.1
     Provision for credit losses                      3,769         4,029          (6.5)          1,307          1,431         (8.7)
     Noninterest income                              35,294        27,574          28.0          11,456         10,010         14.4
     Noninterest expense                             78,057        71,465           9.2          26,450         24,553          7.7
     Net income                                      29,773        25,239          18.0           9,913          9,366          5.8
     Dividends                                       11,880        10,800          10.0           3,960          3,600         10.0

AVERAGE BALANCES
     Assets                                       3,222,669     2,939,420           9.6       3,289,205      3,063,270          7.4
     Loans and leases                             2,060,385     1,801,678          14.4       2,158,121      1,895,666         13.8
     Securities                                     956,597       961,996          (0.6)        914,280        983,994         (7.1)
     Deposits                                     2,441,003     2,265,570           7.7       2,460,102      2,313,540          6.3
     Redeemable class A common stock                 23,032        21,026           9.5          23,491         21,415          9.7
     Shareholder's equity                           264,863       241,805           9.5         270,145        246,273          9.7

PERIOD-END BALANCES
     Assets                                       3,289,661     3,144,387           4.6
     Loans and leases                             2,180,986     1,948,717          11.9
     Securities                                     915,538       989,241          (7.5)
     Deposits                                     2,476,587     2,379,926           4.1
     Redeemable class A common stock                 23,755        21,716           9.4
     Shareholder's equity                           273,186       249,739           9.4

FINANCIAL RATIOS
     Return on assets (2)                              1.26%         1.20           5.0            1.21%          1.26         (4.0)
     Return on realized equity (3)(4)                 14.09         12.97           8.6           13.63          14.05         (3.0)
     Average equity/assets (3)(4)                      8.77          8.85          (0.9)           8.77           8.63          1.6
     Dividend payout                                  39.90         42.79          (6.8)          39.95          38.44          3.9
     Net interest margin (1)                           4.30          4.42          (2.7)           4.27           4.40         (3.0)
     Efficiency ratio                                 58.57         58.26           0.5           58.26          56.96          2.3
     Net charge-offs/average loans and leases          0.11          0.06          83.3            0.08           0.05         60.0
     Reserve/period-end loans and leases               1.66          1.77          (6.2)           1.66           1.77         (6.2)

PER SHARE OF COMMON STOCK (3)
     Net income-basic                            $     2.48          2.10          18.0%     $     0.83           0.78          5.8%
     Dividends paid                                    0.99          0.90          10.0            0.33           0.30         10.0
     Book value                                       24.75         22.62           9.4           24.75          22.62          9.4
     Realized book value (4)                          24.29         22.28           9.0           24.29          22.28          9.0

(1)  Tax-equivalent basis (TEB).
(2)  Calculation is based on income before minority interests.
(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4)  Excluding net unrealized gain (loss) on securities available for sale.

================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                         TABLE I

CHANGES IN RETURN ON ASSETS

--------------------------------------------------------------------------------------------
                                                                               Year-To-Date
                                                                               September 30
                                                                               1998 vs 1997
--------------------------------------------------------------------------------------------
Return on assets, prior period                                                      1.20%
--------------------------------------------------------------------------------------------

Increases

          Gain on sale of loans                                                     0.07
          Gain on sale of securities                                                0.06
          State tax refund                                                          0.05
          Gain on sale of other assets                                              0.02
          Brokerage                                                                 0.02
          Provision for credit losses                                               0.03
          Employee benefits                                                         0.02
          Printing, postage and office supplies                                     0.02
          Data processing fees                                                      0.04

--------------------------------------------------------------------------------------------
                  Total increases                                                   0.33
--------------------------------------------------------------------------------------------

Decreases

          Net interest income (TEB)                                                 0.11
          Salaries and wages                                                        0.02
          Marketing                                                                 0.02
          Professional fees                                                         0.02
          FDIC premiums and examination fees                                        0.02
          Provision for income taxes                                                0.05
          Other noninterest expense, net                                            0.03

--------------------------------------------------------------------------------------------
                  Total decreases                                                   0.27
--------------------------------------------------------------------------------------------

Return on assets, current period                                                    1.26%
============================================================================================

                                                                        TABLE II

CAPITAL RATIOS (1)

---------------------------------------------------------------------------------------------------------
                                       September 30       December 31       September 30       Regulatory
                                           1998               1997              1997            Minimums
                                       ------------       -----------       ------------       ----------

Equity to assets (2)                       9.03%              8.79               8.63                --
Equity to tangible assets (2)              8.70               8.67               8.95                --
Tier I capital (3)                        12.07              12.69              12.46              4.00
Tier I and tier II capital (3)            13.32              13.94              13.72              8.00
Leverage ratio (3)                         8.56               8.70               8.61              3.00


(1)  Calculations include redeemable class A common stock.

(2) Computed in accordance with generally accepted accounting principles, including the unrealized market value adjustment of securities available for sale.

(3) Computed exclusive of the unrealized market value adjustment of securities available for sale.

                                                                       TABLE III

NET INTEREST INCOME / MARGINS (TEB)

----------------------------------------------------------------------------------
                                                     Net                     Net
                                                  Interest                Interest
(DOLLARS IN THOUSANDS)                             Income                  Margin
----------------------------------------------------------------------------------
Quarter
-------

1998
      Third                                       $ 33,270                   4.27%
      Second                                        32,686                   4.31
      First                                         31,527                   4.32

1997
      Fourth                                        32,790                   4.47
      Third                                         31,974                   4.40
      Second                                        30,570                   4.45
      First                                         28,835                   4.41

1996
      Fourth                                        29,732                   4.40
      Third                                         29,419                   4.33
      Second                                        28,734                   4.38
      First                                         27,977                   4.35


1995
      Fourth                                        28,405                   4.37
      Third                                         27,637                   4.31
      Second                                        26,369                   4.31
      First                                         25,487                   4.36

==================================================================================

                                                                        TABLE IV

CHANGES IN NET INTEREST INCOME (TEB)

--------------------------------------------------------------------------------------------------------------
                                            Nine Months Ended September 30     Three Months Ended September 30
(DOLLARS IN THOUSANDS)                               1998 vs 1997                       1998 vs 1997
--------------------------------------------------------------------------------------------------------------
                                                 Net             Net                 Net             Net
                                               Interest        Interest            Interest        Interest
                                                Income          Margin              Income          Margin
                                              ----------      ----------          ----------      ----------
CHANGE IN VOLUME
      Earning assets                          $   16,616                          $    4,463
      Interest  bearing liabilities               (7,943)                             (2,158)
                                              ----------                          ----------
                                                   8,673                               2,305

CHANGE IN INTEREST RATE SPREAD
      Earning assets                              (1,389)          (0.06)%              (812)          (0.10)%
      Interest  bearing liabilities               (2,430)          (0.11)               (494)          (0.06)
                                              ----------      ----------          ----------      ----------
                                                  (3,819)          (0.17)             (1,306)          (0.16)

CHANGE IN PRODUCT MIX
      Earning assets                                 890            0.04                 501            0.07
      Interest  bearing liabilities                  122            0.01                 107            0.01
                                              ----------      ----------          ----------      ----------
                                                   1,012            0.05                 608            0.08

OTHER CHANGES
      Nonaccruing loans                              (89)             --                (247)          (0.03)
      Yield-related loan fees                        325            0.01                 (64)          (0.01)
      Free funds                                      --           (0.01)                 --           (0.01)
                                              ----------      ----------          ----------      ----------
                                                     236            0.00                (311)          (0.05)

CHANGE IN NET INTEREST INCOME                      6,102           (0.12)              1,296           (0.13)

      Net interest income, prior period           91,380            4.42              31,974            4.40
                                              ----------      ----------          ----------      ----------

      Net interest income, current period     $   97,482            4.30%         $   33,270            4.27%
                                              ==========      ==========          ==========      ==========

                                                                         TABLE V

CHANGES IN NET INTEREST INCOME (TEB)

------------------------------------------------------------------------------------------
                                                     Nine Months Ended September 30
                                          ------------------------------------------------
(IN THOUSANDS)                                              1998 vs 1997
------------------------------------------------------------------------------------------

                                             Volume         Yield/Rate(1)         Total
                                          ------------      ------------      ------------
INCREASE (DECREASE) IN:


       INTEREST INCOME
            Loans and leases              $     17,650              (279)           17,371
            Taxable securities                     (34)           (1,323)           (1,357)
            Tax-exempt securities                 (139)              (81)             (220)
            Interest bearing deposits               --                --                --
            Federal funds sold                      --               567               567
            Other earning assets                    30               (37)               (7)
                                          ------------      ------------      ------------
                 Total                          17,507            (1,153)           16,354


       INTEREST EXPENSE
            Savings deposits                     1,702             1,893             3,595
            Other time deposits                  3,007               527             3,534
            Short-term borrowings                2,960               112             3,072
            Long-term debt                         152              (101)               51
                                          ------------      ------------      ------------
                 Total                           7,821             2,431            10,252
                                          ------------      ------------      ------------

NET INTEREST INCOME                       $      9,686            (3,584)            6,102
==========================================================================================

(1) ALL CHANGES IN NET INTEREST INCOME, OTHER THAN THOSE DUE TO VOLUME, HAVE BEEN ALLOCATED TO YIELD/RATE.

                                                                        TABLE VI

NONPERFORMING ASSETS

------------------------------------------------------------------------------------------------------------
                                                             September 30      December 31     September 30
(DOLLARS IN THOUSANDS)                                           1998             1997             1997
------------------------------------------------------------------------------------------------------------
Nonaccrual loans and leases                                   $    13,509            8,958           10,003
Restructured loans and leases                                         589              910              822
------------------------------------------------------------------------------------------------------------
          Total nonperforming loans and leases                     14,097            9,868           10,825
Other real estate owned (OREO)                                        467              691              770
------------------------------------------------------------------------------------------------------------
          Total nonperforming assets                          $    14,564           10,559           11,595
============================================================================================================

Past due loans and leases *                                   $     3,546            3,573            2,599
============================================================================================================

Nonperforming loans and leases to total loans and leases             0.65%            0.50             0.56
Nonperforming assets to total loans, leases and OREO                 0.67             0.54             0.59
Nonperforming assets and past due loans and leases* to
          total loans, leases and OREO                               0.83             0.72             0.73
Reserve to nonperforming loans and leases                          257.51           347.11           318.29
Reserve to total loans and leases                                    1.66             1.74             1.77
============================================================================================================

* PAST DUE LOANS AND LEASES INCLUDE ACCRUING LOANS AND LEASES 90 DAYS OR MORE PAST DUE.

                                                                       TABLE VII

RESERVE FOR CREDIT LOSSES

----------------------------------------------------------------------------------
                                                   Nine Months Ended September 30
                                                  --------------------------------
(IN THOUSANDS)                                         1998                1997
----------------------------------------------------------------------------------
Beginning of period                               $     34,253             30,482
          Charge-offs                                   (2,596)            (1,578)
          Recoveries                                       875                779
----------------------------------------------------------------------------------
                  Net charge-offs                       (1,721)              (799)
          Provision for credit losses                    3,769              4,029
          Reserve related to acquired assets                --                743
----------------------------------------------------------------------------------

End of period                                     $     36,301             34,455
==================================================================================

                                                                      TABLE VIII

NONINTEREST INCOME

------------------------------------------------------------------------------------------------------
                                         Nine Months Ended September 30         Increase/(Decrease)
                                        --------------------------------------------------------------
(DOLLARS IN THOUSANDS)                       1998             1997            Dollar          Percent
------------------------------------------------------------------------------------------------------
Service charges                          $   12,631          11,607            1,024             8.82%
Insurance                                     5,239           4,907              332             6.77
Trust                                         5,145           4,574              571            12.48
Brokerage                                     2,826           2,111              715            33.87
Gain on sale of loans                         3,491           1,628            1,863           114.43
Gain on sale of other assets                    715             126              589               NM
Other                                         2,854           2,754              100             3.63
------------------------------------------------------------------------------------------------------
   Operating noninterest income              32,901          27,707            5,194            18.75
Gain / (loss) on sale of securities           1,292            (133)           1,425               NM
State tax refund                              1,101              --            1,101               NM
------------------------------------------------------------------------------------------------------
   Total                                 $   35,294          27,574            7,720            28.00%
======================================================================================================


------------------------------------------------------------------------------------------------------
                                        Three Months Ended September 30         Increase/(Decrease)
                                        --------------------------------------------------------------
(DOLLARS IN THOUSANDS)                       1998             1997            Dollar          Percent
------------------------------------------------------------------------------------------------------

Service charges                          $    4,373           4,063              310             7.63%
Insurance                                     2,047           1,786              261            14.61
Trust                                         1,701           1,563              138             8.83
Brokerage                                     1,025             768              257            33.46
Gain on sale of loans                         1,147             779              368            47.24
Gain  on sale of other assets                   155              35              120               NM
Other                                           854             956             (102)          (10.67)
------------------------------------------------------------------------------------------------------
   Operating noninterest income              11,302           9,950            1,352            13.59
Gain on sale of securities                      154              60               94           156.67
State tax refund                                 --              --               --               --
------------------------------------------------------------------------------------------------------
   Total                                 $   11,456          10,010            1,446            14.45%
======================================================================================================

                                                                        TABLE IX

NONINTEREST EXPENSE

--------------------------------------------------------------------------------------------------------
                                          Nine Months Ended September 30         Increase/(Decrease)
                                          --------------------------------------------------------------
(DOLLARS IN THOUSANDS)                         1998             1997           Dollar           Percent
--------------------------------------------------------------------------------------------------------
Salaries and wages                         $   36,469           32,744           3,725            11.38%
Employee benefits                               9,191            8,740             451             5.16
Occupancy                                       4,585            4,413             172             3.90
Furniture and equipment                         5,584            5,042             542            10.75
Printing, postage and office supplies           3,832            3,852             (20)           (0.52)
Marketing                                       3,224            2,595             629            24.24
Data processing fees                            4,516            5,044            (528)          (10.47)
Professional fees                               1,065              516             549           106.40
Other real estate owned                            58               88             (30)          (34.09)
Minority interest in earnings                     703            1,090            (387)          (35.50)
FDIC premiums and examination fees                888              352             536           152.27
Other                                           7,942            6,989             953            13.64
--------------------------------------------------------------------------------------------------------
     Total                                 $   78,057           71,465           6,592             9.22%
========================================================================================================


--------------------------------------------------------------------------------------------------------
                                          Three Months Ended September 30         Increase/(Decrease)
                                          --------------------------------------------------------------
(DOLLARS IN THOUSANDS)                         1998             1997           Dollar           Percent
--------------------------------------------------------------------------------------------------------

Salaries and wages                         $   12,395           11,229           1,166            10.38%
Employee benefits                               3,054            2,857             197             6.90
Occupancy                                       1,510            1,484              26             1.75
Furniture and equipment                         1,934            1,735             199            11.47
Printing, postage and office supplies           1,243            1,323             (80)           (6.05)
Marketing                                       1,127              877             250            28.51
Data processing fees                            1,532            1,503              29             1.93
Professional fees                                 356              255             101            39.61
Other real estate owned                            (2)              27             (29)         (107.41)
Minority interest in earnings                     109              381            (272)          (71.39)
FDIC premiums and examination fees                295              302              (7)           (2.32)
Other                                           2,897            2,580             317            12.29
--------------------------------------------------------------------------------------------------------
     Total                                 $   26,450           24,553           1,897             7.73%
========================================================================================================

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
               AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                            TAX EQUIVALENT BASIS

(DOLLARS IN THOUSANDS)
                                                         SEPTEMBER YTD 1998                    SEPTEMBER YTD 1997
                                               -----------------------------------    -----------------------------------
ASSETS                                           Average                    Rate/       Average                   Rate/     % Change
Loans and Leases (net of unearned discount)      Balance      Interest      Yield       Balance      Interest     Yield      Avg Bal
                                               ----------    ----------    -------    ----------    ----------   --------   --------
        Commercial                             $  425,778    $   29,255      9.19%    $  358,870    $   24,609      9.17%     18.64%
        Commercial Real Estate                    486,174        33,134      9.11        383,748        26,013      9.06      26.69
        Agricultural                              442,050        30,309      9.17        385,856        26,748      9.27      14.56
        Residential Real Estate                   395,679        25,898      8.75        372,369        24,566      8.82       6.26
        Consumer                                  256,563        17,459      9.10        248,603        16,859      9.07       3.20
        Tax Exempt                                 54,140         4,081     10.08         52,232         3,969     10.16       3.65
                                               ----------    ----------               ----------    ----------

           TOTAL LOANS AND LEASES               2,060,384       140,136      9.09      1,801,678       122,764      9.11      14.36

        Reserve for Credit Losses                 (35,589)                               (31,885)                             11.62
                                               ----------                             ----------

           NET LOANS AND LEASES                 2,024,795                              1,769,793                              14.41

        Mortgage Backed Securities                667,912        31,604      6.33        614,077        30,064      6.55       8.77
        Taxable Other                              81,604         3,783      6.20        138,550         6,680      6.45     (41.10)
        Tax Exempt                                207,081        12,526      8.09        209,369        12,747      8.14      (1.09)
                                               ----------    ----------               ----------    ----------

           TOTAL SECURITIES                       956,597        47,913      6.70        961,996        49,491      6.88      (0.56)

Total Fed Funds Sold                               12,787           567      5.93              0             0        NM         NM
Other earning assets                                2,281            93      5.45          1,755           100      7.62      29.97
                                               ----------    ----------               ----------    ----------

           TOTAL EARNING ASSETS                 3,032,049       188,709      8.32      2,765,429       172,355      8.33       9.64

Total Cash & Due from Banks                       104,097                                 96,393                               7.99
Nonearning assets                                 122,112                                109,483                              11.53
                                               ----------                             ----------

           TOTAL ASSETS                        $3,222,669                             $2,939,420                               9.64
                                               ==========                             ==========

LIABILITIES AND STOCKHOLDERS EQUITY
Non-Interest Bearing Deposits                  $  297,409                             $  274,934                               8.17
Interest Bearing Deposits
        Savings and NOW accounts                  291,324         3,454      1.59        301,313         3,769      1.67      (3.32)
        Money Market Checking                     155,994         1,644      1.41        151,399         1,746      1.54       3.04
        Money Market Savings                      335,953        10,210      4.06        248,566         6,198      3.33      35.16
        Savings Certificates                    1,178,024        50,541      5.74      1,123,824        47,829      5.69       4.82
        Certificates over $100K                   182,299         7,737      5.67        165,534         6,915      5.59      10.13
                                               ----------    ----------               ----------    ----------

           TOTAL INTEREST BEARING DEPOSITS      2,143,594        73,586      4.59      1,990,636        66,457      4.46       7.68

           TOTAL DEPOSITS                       2,441,003                              2,265,570                               7.74

        Total Short Term Borrowings               367,836        14,868      5.40        294,060        11,796      5.36      25.09
        Total Long Term Debt                       65,303         2,773      5.68         61,841         2,722      5.88       5.60
                                               ----------    ----------               ----------    ----------

           TOTAL INTEREST BEARING LIABILITIES   2,576,733        91,227      4.73      2,346,537        80,975      4.61       9.81
Other liabilities                                  51,782                                 43,355                              19.44

           TOTAL LIABILITIES                    2,925,924                              2,664,826                               9.80

Minority Interest                                   6,750                                  9,588                             (29.60)
Redeemable Preferred Stock                          2,100                                  2,175                              (3.45)
Redeemable Class A Common Stock                    23,032                                 21,026                               9.54
Shareholder's equity                              264,863                                241,805                               9.54
                                               ----------                             ----------

           TOTAL LIABILITIES AND EQUITY        $3,222,669                             $2,939,420                               9.64
                                               ==========                             ==========

Net Interest Income                                          $   97,482                             $   91,380
                                                             ==========                             ==========
Gross Spread                                                                 3.59%                                  3.72%

Percent of earning assets
        Interest Income                                                      8.32                                   8.33
        Interest Cost                                                        4.02                                   3.91
                                                                          -------                                -------
               NET INTEREST MARGIN                                           4.30%                                  4.42%

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
               AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                              TAX EQUIVALENT BASIS

(DOLLARS IN THOUSANDS)
                                                        THIRD QUARTER 1998                     THIRD QUARTER 1997
                                               -----------------------------------    -----------------------------------
ASSETS                                           Average                    Rate/       Average                   Rate/     % Change
Loans and Leases (net of unearned discount)      Balance      Interest      Yield       Balance      Interest     Yield      Avg Bal
                                               ----------    ----------    -------    ----------    ----------   --------   --------
       Commercial                              $  448,648    $   10,327      9.13%    $  372,868    $    8,738      9.30%     20.32%
       Commercial Real Estate                     516,619        11,728      9.01        399,720         9,076      9.01      29.25
       Agricultural                               486,110        11,138      9.09        426,832        10,030      9.32      13.89
       Residential Real Estate                    393,678         8,649      8.72        389,279         8,676      8.84       1.13
       Consumer                                   256,573         5,825      9.01        254,652         5,822      9.07       0.75
       Tax Exempt                                  56,492         1,417      9.95         52,315         1,324     10.04       7.98
                                               ----------    ----------               ----------    ----------

           TOTAL LOANS AND LEASES               2,158,120        49,084      9.02      1,895,666        43,666      9.14      13.84

       Reserve for Credit Losses                  (36,403)                               (33,349)                              9.16
                                               ----------                             ----------

           NET LOANS AND LEASES                 2,121,717                              1,862,317                              13.93

       Mortgage Backed Securities                 646,227        10,147      6.23        644,439        10,647      6.55       0.28
       Taxable Other                               59,558           892      5.94        126,257         2,058      6.47     (52.83)
       Tax Exempt                                 208,495         4,218      8.03        213,298         4,358      8.11      (2.25)
                                               ----------    ----------               ----------    ----------

           TOTAL SECURITIES                       914,280        15,257      6.62        983,994        17,063      6.88      (7.08)

Total Fed Funds Sold                               18,031           245      5.39              0             0        NM         NM
Other earning assets                                2,538            35      5.47          1,737            51     11.65      46.11
                                               ----------    ----------               ----------    ----------

           TOTAL EARNING ASSETS                 3,092,969        64,621      8.29      2,881,397        60,780      8.37       7.34

Total Cash & Due from Banks                       107,383                                 99,702                               7.70
Nonearning assets                                 125,256                                115,520                               8.43
                                               ----------                             ----------

           TOTAL ASSETS                        $3,289,205                             $3,063,270                               7.38
                                               ==========                             ==========

LIABILITIES AND STOCKHOLDERS EQUITY
Non-Interest Bearing Deposits                  $  306,431                             $  293,172                               4.52
Interest Bearing Deposits
       Savings and NOW accounts                   288,595         1,123      1.54        308,920         1,312      1.68      (6.58)
       Money Market Checking                      152,566           525      1.37        149,691           580      1.54       1.92
       Money Market Savings                       351,704         3,610      4.07        249,951         2,144      3.40      40.71
       Savings Certificates                     1,174,529        16,923      5.72      1,140,016        16,440      5.72       3.03
       Certificates over $100K                    186,277         2,670      5.69        171,790         2,438      5.63       8.43
                                               ----------    ----------               ----------    ----------

           TOTAL INTEREST BEARING DEPOSITS      2,153,671        24,851      4.58      2,020,368        22,914      4.50       6.60

           TOTAL DEPOSITS                       2,460,102                              2,313,540                               6.33

       Total Short Term Borrowings                383,164         5,140      5.32        364,630         5,013      5.45       5.08
       Total Long Term Debt                        90,305         1,361      5.98         59,073           879      5.90      52.87
                                               ----------    ----------               ----------    ----------

           TOTAL INTEREST BEARING LIABILITIES   2,627,140        31,351      4.73      2,444,071        28,806      4.68       7.49
Other liabilities                                  56,445                                 46,386                              21.69

           TOTAL LIABILITIES                    2,990,016                              2,783,629                               7.41

Minority Interest                                   3,470                                  9,758                             (64.44)
Redeemable Preferred Stock                          2,084                                  2,195                              (5.06)
Redeemable Class A Common Stock                    23,491                                 21,415                               9.69
Shareholder's equity                              270,145                                246,273                               9.69
                                               ----------                             ----------

           TOTAL LIABILITIES AND EQUITY        $3,289,205                             $3,063,270                               7.38
                                               ==========                             ==========

Net Interest Income                                          $   33,270                             $   31,974
                                                             ==========                             ==========
Gross Spread                                                                 3.55%                                  3.69%

Percent of earning assets
       Interest Income                                                       8.29                                   8.37
       Interest Cost                                                         4.02                                   3.97
                                                                          -------                                -------
           NET INTEREST MARGIN                                               4.27%                                  4.40%

                           PART II - OTHER INFORMATION

Item 5.  Other information.

(a) Under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's stockholders may submit proposals to be considered at an annual stockholders' meeting. Rule 14a-8 under the Exchange Act sets forth the procedure and requirements for requesting that a company include these proposals in its proxy statement. However, a stockholder may submit proposals to be voted on at an annual meeting without having the proposals included in the company's proxy statement. These proposals are known as "non-Rule 14a-8 proposals."

         Rule 14a-4(c)(1) under the Exchange Act states when the proxies named by a company for an annual meeting may excercise their discretionary voting powers for proposals not included in the company's proxy statement, including non-Rule 14a-8 stockholder proposals. Rule 14a-4(c)(1) was recently amended to provide that proxies named by a company to vote at an annual meeting may be given discretionary authority to vote all proxies with respect to any non-Rule 14a-8 proposals which properly come before the annual meeting for a vote of the stockholders if (i) the company has not received advance notice of the proposal at least 45 days before the date on which the company first mailed its proxy materials for the prior year's annual stockholder's meeting and (ii) stockholders have been notified by the company of this 45-day advance notice requirement.

         The Company hereby notifies its stockholders that for the annual meeting of stockholders expected to be held in April 1999, the deadline for notifying the Company of any non-Rule 14a-8 stockholder proposals is February 1, 1999. Notice of any such proposal must be given in writing to the Secretary of the Company, Ms. Janice Aus, Bremer Financial Corporation, 445 Minnesota Street, Suite 2000, St. Paul, Minnesota 55101. Therefore, the Company's proxies will be able to exercise their discretionary voting authority with respect to any non-Rule 14a-8 proposal not submitted to the Company or submitted to the Company after February 1, 1999.

         The notification deadline for stockholders wishing to have a Rule 14a-8 proposal considered for inclusion in the Company's proxy solicitation materials for the Annual Meeting of Stockholders to be held in 1999 is November 16, 1998, as set forth in the Company's Proxy Statement dated March 16, 1998. Such proposals must be set forth in writing and received by the Secretary of the Company, Ms. Janice Aus, at the above address on or before November 16, 1998.

(b) On January 1, 1998, First American Insurance Agencies, Inc. of St. Paul, Minnesota (a wholly-owned subsidiary of the Company) merged with First American Insurance Agencies, Inc. of Casselton, North Dakota (another wholly-owned subsidiary of the Company).

(c) This Quarterly Report on Form 10-Q contains a number of forward-looking statements which reflect the current views of the Company's management with respect to future events that will have an effect on its future financial performance. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Readers are cautioned not to put undue reliance on these forward-looking statements.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      No exhibits are being filed as part of this Quarterly Report on Form
         10-Q.

(b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 1998 or during the period from September 30, 1998 to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1998                 BREMER FINANCIAL CORPORATION


                                         By: /s/ Stan K. Dardis
                                             -----------------------------------
                                             Stan K. Dardis
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                         By: /s/ Stuart F. Bradt
                                             -----------------------------------
                                             Stuart F. Bradt
                                             Controller
                                             (Chief Accounting Officer)