Form 10-K
period 1998-12-31
BREMER FINANCIAL CORPORATION
filed 1999-03-12
CIK 846616

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K

                                  -------------

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                         COMMISSION FILE NUMBER 0-18342

                                  -------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (651) 227-7621

                                  -------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

                                  -------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                       Class A Common Stock, no par value

                                  -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based upon the $25.28 per share book value of the shares of class A common stock of the Company as of December 31, 1998, the aggregate value of the Company's shares of class A common stock held by employees and directors as of such date was approximately $24.3 million.

     As of March 12, 1999, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

================================================================================

                          BREMER FINANCIAL CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                      INDEX


                                                                            PAGE
                                                                            ----

Documents Incorporated by Reference ........................................  ii

Cross Reference Sheet ...................................................... iii

PART I

Item  1.   Business ........................................................   1

Item  2.   Properties ......................................................   3

Item  3.   Legal Proceedings ...............................................   3

Item  4.   Submission of Matters to a Vote of Security Holders .............   3

PART II

Item  5.   Market for Registrant's Common Equity and Related Stockholder
           Matters .........................................................   3

Item  6.   Selected Financial Data .........................................   7

Item  7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................   8

Item  8.   Financial Statements and Supplementary Data .....................  26

Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................  46

PART III

Item 10 through Item 13. See "Documents Incorporated by Reference"
           (Page ii) .......................................................  46

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K ........................................................  46

Signatures .................................................................  49

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:


PARTS OF ANNUAL REPORT ON FORM 10-K              DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------              -----------------------------------
 PART II

 Item  5.   Market for Registrant's Common       Reference is made to the portions described
            Equity and Related Stockholder       herein of the final Prospectus of the Company
            Matters.                             dated April 20, 1989 filed with the Securities
                                                 and Exchange Commission on April 20, 1989.
 PART III

 Item 10.   Directors and Executive Officers     Reference is made to the Registrant's definitive
            of the Registrant.                   proxy statement ("Proxy Statement"), which
                                                 will be filed with the Securities and Exchange
                                                 Commission ("Commission") within 120 days after
                                                 December 31, 1998.

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

                              CROSS REFERENCE SHEET


                            BETWEEN ITEMS IN PART III
                                OF FORM 10-K AND
                                 PROXY STATEMENT
         PURSUANT TO PARAGRAPH G-4 OF GENERAL INSTRUCTIONS TO FORM 10-K

                                                                       SUBJECT HEADINGS
ITEM NUMBER AND CAPTION                                               IN PROXY STATEMENT
----------------------------------------------------------------    ---------------------
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

                                     PART I.

     Certain statements in this Annual Report on Form 10-K and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities Exchange Act of 1934, as amended ("Exchange Act"). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements.

ITEM 1. BUSINESS.

GENERAL

     Bremer Financial Corporation (the "Company") is a privately-held regional financial services company headquartered in St. Paul, Minnesota, and incorporated under Minnesota law on December 7, 1943. As of March 12, 1999, the Company owned at least 99.7% of the total outstanding capital stock of its 14 subsidiary banks (collectively, "Subsidiary Banks"). As a bank holding company, the Company is subject to the federal Bank Holding Company Act of 1956, as amended ("Holding Company Act"), and to regulation and supervision by the Federal Reserve System (including the Board of Governors of the Federal Reserve System). The Subsidiary Banks are located in Minnesota, Wisconsin and North Dakota and have a total of 86 offices throughout these states. The Subsidiary Banks draw most of their deposits from and make substantially all of their loans within the states of Minnesota, Wisconsin and North Dakota and have no foreign loans. At December 31, 1998, the Company and its subsidiaries (including the Subsidiary Banks) had consolidated assets of approximately $3.4 billion and consolidated deposits of approximately $2.6 billion. The Subsidiary Banks ranged in size from $69.6 million to $419.9 million in total assets and from $62.9 million to $349.1 million in total deposits as of December 31, 1998. See the portion of this Form 10-K, Item 1. entitled "Business Developments in 1998."

     The Company also owns several financial services subsidiaries. It owns all of the outstanding capital stock of Bremer Trust, National Association ("Bremer Trust"), which provides trust and other fiduciary services to most of the Minnesota Subsidiary Banks' communities; Bremer Insurance Agencies, Inc. ("Bremer Insurance Agencies"), which provides insurance agency services to the Subsidiary Banks' communities; Bremer Financial Services, Inc. ("Bremer Financial"), which provides management and support services to the Company and its subsidiaries; Bremer Premium Finance Corporation ("Bremer Premium Finance"), which provides commercial insurance premium financing services in Wisconsin, Minnesota, and North Dakota; Bremer Business Finance Corporation ("BBFC"), which provides asset-based lending and leasing services; and Bremer Services, Inc. ("Bremer Services"), which provides operations and support services to the Subsidiary Banks. The Company also owns a controlling portion of the capital stock of Bremer First American Life Insurance Company, which is engaged in the underwriting and reinsurance of credit life and health insurance sold in conjunction with the extension of credit by the Subsidiary Banks.

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

TRADEMARKS

     In 1998, in conjunction with the Company's legal name changes of its Subsidiary Banks and other subsidiaries, the Company modified its stylized "Bremer Eagle" symbol and registered it with the United States Patent and Trademark Office. As part of this modification, the Company also registered a stylized version of the word "Bremer" for use in identifying and advertising a common identity among the Company's affiliates. These trademarks are used by substantially all of the Company's affiliates, including the Subsidiary Banks. The Company has registered no other trademarks, patents or copyrights. While management believes that a trademark is useful in identifying and advertising a common identity among the Company's affiliates, it also believes that the "Bremer Eagle" symbol, the "Bremer" name, or any other trademark, patent or copyright, or the registration thereof, is not material to the business of the Company or its subsidiaries.

BUSINESS DEVELOPMENTS IN 1998

     During 1998, the Company expanded its operations into new markets via the addition of de novo branches. These branch additions consisted of locations in Sartell, Minnesota (opened in January 1998) and in downtown St. Paul, Minnesota (opened in July 1998). In addition, in 1998, the Company began construction of a Business Banking Center to be located on the 21st floor of the North Central Life tower in downtown St. Paul, Minnesota. This facility is scheduled to be completed by March 1999.

     On January 1, 1998, First American Insurance Agencies, Inc. of St. Paul, Minnesota (a wholly-owned subsidiary of the Company) merged with First American Insurance Agencies, Inc. of Casselton, North Dakota (another wholly-owned subsidiary of the Company). Subsequently, on November 2, 1998, First American Insurance Agencies, Inc. changed its legal name to Bremer Insurance Agencies, Inc. This name change was consistent with the name change of the Subsidiary Banks, as discussed below.

     On April 30, 1998, six of the Company's 14 Subsidiary Banks consummated interim bank mergers pursuant to 12 U.S.C. paragraph 215a. Subsequently, on November 2, 1998, five of the remaining eight Subsidiary Banks consummated similar interim bank mergers. As a result of the interim mergers, the common stock owned by the minority shareholders of each of the Subsidiary Banks was canceled and converted into the right to receive cash.

     On July 1, 1998, the Company's Subsidiary Bank in South St. Paul, Minnesota changed its legal name from "First American Bank, National Association" to "Bremer Bank, National Association." Subsequently, on November 2, 1998, substantially all of the Company's other subsidiaries, including the Subsidiary Banks, had similar name changes. See the portion of this Form 10-K, Item 1. entitled "General."

     On January 25, 1999, the Company and the shareholders of Dean Financial Services, Inc. ("Dean") entered into a Stock Purchase Agreement (the "Agreement") under which the Company is to acquire all of the shares of capital stock of Dean. The acquisition under the Agreement is subject to the receipt of various governmental approvals and other customary closing conditions. The acquisition is expected to close in April 1999. Dean is a privately-held bank holding company with approximately $312 million in assets with four charter banks serving 11 locations in Minnesota.

     On February 16, 1999, the Company signed a definitive agreement to purchase Northwest Equity Corp. of Amery, Wisconsin, and its subsidiary, Northwest Savings Bank. The closing of the acquisition is expected in the third quarter of 1999 and is subject to customary regulatory approvals and the approval of the shareholders of Northwest Equity Corp. Northwest Savings Bank has assets of approximately $100 million with three locations in Amery, New Richmond, and Siren, Wisconsin.

EMPLOYEES

     As of March 12, 1999, the Company and its subsidiaries (including the Subsidiary Banks) had a total of 1,400 full-time equivalent positions. The Company and each of its subsidiaries considers its relations with employees to be good. None of the Company's employees is a member of a collective bargaining unit.

ITEM 2. PROPERTIES.

     The Company leases its principal offices at 445 Minnesota Street, Suite 2000, St. Paul, Minnesota 55101, which consist of approximately 25,000 square feet of space. Management believes that these facilities will be sufficient for the Company's needs in the foreseeable future.

     Each of the Subsidiary Banks owns its main office and its branches, if any, except for those located in leased retail space in downtown St. Paul, Minnesota, and leased space in supermarkets. The facilities are all well maintained and range in size from 391 square feet to 52,280 square feet. Certain properties of the Subsidiary Banks may be subject to pledges or mortgages. However, the amount of long-term debt secured by mortgages on the Subsidiary Banks' properties is not material. See Notes F and H in the Notes to Consolidated Financial Statements of the Company set forth in Item 8 of Part II of this Form 10-K.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the year ended December 31, 1998 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     There is no established trading market for the shares of the Company's class A common stock. To the best of the Company's knowledge, during the period from May 18, 1989 (the closing date of the registered initial public offering of the Company's class A common stock) through and including March 5, 1999, a majority of the purchases and sales of shares of the class A common stock have consisted of transfers effected upon the exercise of the options described in the portions of the

Company's Prospectus dated April 20, 1989 ("Prospectus") entitled "Description of Capital Stock -- Description of Class A Common Stock -- Restrictions on Transfer" on page 62 of the Prospectus and "Description of Capital Stock -- Description of Class A Common Stock First Call Option to Company" on page 64 of the Prospectus (which portions are hereby incorporated by reference pursuant to Rule 12b-23 under the Securities Exchange Act of 1934). The Company is not obligated to purchase any shares of class A common stock from a holder upon the exercise of a put option if the purchase price paid for the shares subject to the put option, when added to the purchase price paid for all previous purchases of class A common stock during the preceding twelve-month period, would exceed 10% of the Company's net worth as of the date of such purchase. As of December 31, 1998, the Company's net worth, including redeemable class A common stock, was $303.4 million and 10% of the Company's net worth and redeemable class A common stock was $30.3 million.

     During the period from January 1, 1998 and through and including March 5, 1999, the Company did not directly purchase any shares of class A common stock but assigned to its Employee Stock Ownership Plan ("ESOP") and the Bremer Banks Profit Sharing Plus Plan ("Profit Sharing Plan") its options to purchase a total of 42,131.7213 shares. The ESOP and the Profit Sharing Plan purchased these shares and then transferred them to employees of the Company and its subsidiaries through the ESOP and the Profit Sharing Plan. In addition, 5,200.0 shares of class A common stock were transferred directly between individuals at various times throughout the year. To the best of the Company's knowledge, these were the only transfers of shares of class A common stock effected during the period from January 1, 1998 through and including March 5, 1999. The sales price of the shares of class A common stock in such transactions ranged from $23.24 to $37.50 per share. These prices were equal to either the per share book value of the class A common stock as shown in the Company's consolidated balance sheet dated as of the last day of the immediately preceding fiscal quarter or, and only with respect to shares transferred that had been held for employees in the ESOP, the per share fair market values of $31.20, $37.50, and $36.85 as of June 30, 1997, December 31, 1997, and June 30, 1998, respectively, as determined by an independent appraiser. At December 31, 1998, the most recent date for which a per share book value for the class A common stock is available, such value was $25.28.

     To the best of the Company's knowledge, no brokers are used to sell the shares of class A common stock, and there are no market makers for the class A common stock.

HOLDERS

     As of March 5, 1999, there were approximately 1,200 holders of record of the shares of class A common stock.

DIVIDENDS

     The Subsidiary Banks' ability to pay dividends to the Company and the Company's ability to pay dividends to holders of the class A common stock are restricted and limited. The restrictions on payments of dividends are also described in Note O of the Company's Notes to Consolidated Financial Statements set forth in Item 8 of this Form 10-K. Each of the Subsidiary Banks is subject to extensive regulation regarding the payment of dividends and other matters. All Subsidiary Banks are nationally chartered and are regulated by the Office of the Comptroller of the Currency ("Comptroller"). In addition, because the deposits of the Company's Subsidiary Banks are insured up to the applicable limit (currently $100,000) by the Federal Deposit Insurance Corporation ("FDIC"), all of the Subsidiary Banks are subject to regulation by the FDIC. The Company and the Foundation, as bank holding companies, are regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

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

     As of December 31, 1998, the Subsidiary Banks had retained earnings of $47.7 million which were available for distribution to the Company as dividends in 1999 subject to regulatory and administrative restrictions. Of this amount, approximately $38.1 million was available for distribution without obtaining the prior approval of the appropriate bank regulator. In 1997 and 1998, the Subsidiary Banks paid total dividends to the Company of $32.2 million and $32.7 million, respectively. Thirteen of the fourteen banks that were Subsidiary Banks in 1997 and 1998 paid dividends in both years. Of the Subsidiary Banks that paid dividends in 1997 and/or 1998, the range of dividend payouts (dividends paid divided by net income) was 5.8% to 323.0% in 1997 and 49.3% to 100.9% in 1998.

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

     The Company declared and paid dividends to the Foundation and all other holders of its class A common stock of $14.4 million in 1997 and $15.8 million in 1998. In 1997, $3.6 million of dividends were paid in each of the four quarters. In 1998, $3.96 million of dividends were paid in each of the four quarters. The dividend yield, which consists of dividends paid during the year divided by shareholder's equity as of the last day of the preceding year, was 5.7% for both years ended December 31, 1997 and 1998.

MARKET RISK

     Market risk is the risk of loss due to adverse changes in market prices and rates. The management of this risk is an integral part of the Company's financial objectives. Interest rate risk is the risk that changing interest rates will adversely affect net interest income and balance sheet valuations due to differences in the repricing and maturity characteristics of assets and liabilities. Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

     Responsibility for management of the Company's overall interest rate risk rests with the asset/liability committee ("ALCO"). ALCO is responsible for the development of appropriate risk management policies and for the monitoring of asset liability activities to insure that they are conducted within established risk parameters. The tools used to measure interest rate risk include gap analysis, simulation of future net interest income, and a valuation model which measures the sensitivity of balance sheet valuations to changes in interest rates.

     In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows generated. In each case, the cash flows are discounted by a market interest rate chosen to reflect as closely as possible the characteristics of the given asset or liability as obtained from independent broker quotations and other public sources as of December 31, 1998. The impact on valuations is then calculated for a 200 basis point rate shock. The rate shock is an instantaneous change in market rates across the yield curve.

     Significant assumptions required in the use of the valuation model include estimates regarding prepayment activity and the behavior of non-maturity deposits in various interest rate environments. The model does not reflect actions that ALCO could initiate in response to a change in interest rates.

     The valuation model indicates that the value of assets would decline approximately 3% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity impact from this 200 basis point increase in rates would be a decrease of approximately 8%. This is within the Company's maximum risk limit of 15% for this risk measure.

ITEM 6. SELECTED FINANCIAL DATA.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS

                                                1998          CHANGE       1997           1996        1995          1994
                                            -----------       ------    ----------     ---------    ---------    ----------
OPERATING RESULTS (in thousands)
 Total interest income ...................  $  245,525           8.4%   $  226,550       210,703      199,781      162,267
 Net interest income .....................     124,101           6.5       116,581       108,193      100,645       94,083
 Net interest income (1) .................     131,678           6.0       124,169       115,862      107,898      100,698
 Provision for credit losses .............       5,570          17.4         4,746         2,756        1,780       (1,300)
 Noninterest income ......................      51,270          32.5        38,681        33,842       27,892       26,768
 Noninterest expense .....................     107,013           8.9        98,255        92,325       87,296       85,636
 Net income ..............................      41,511          18.4        35,060        31,817       27,136       25,797
 Dividends ...............................      15,840          10.0        14,400        12,600        9,600        9,360

AVERAGE BALANCES (in thousands)
 Assets ..................................   3,248,180           8.8     2,986,600     2,817,062    2,647,758    2,356,426
 Loans and leases ........................   2,084,462          13.4     1,838,218     1,687,900    1,545,693    1,330,802
 Securities ..............................     954,994          (0.9)      963,806       959,278      944,113      893,727
 Deposits ................................   2,456,827           6.8     2,300,311     2,211,280    2,113,070    1,903,284
 Redeemable class A common stock .........      23,205           8.8        21,322        19,686       17,672       16,347
 Shareholder's equity ....................     266,862           8.8       245,206       226,388      203,222      187,986

PERIOD-END BALANCES (in thousands)
 Assets ..................................   3,398,079           7.1     3,173,701     2,925,651    2,812,232    2,537,712
 Loans and leases ........................   2,172,631          10.6     1,964,127     1,756,146    1,627,013    1,443,671
 Securities ..............................     996,673           0.4       992,249       935,774      984,768      907,211
 Deposits ................................   2,570,650           5.2     2,442,498     2,283,446    2,242,307    2,024,464
 Redeemable class A common stock .........      24,270           8.8        22,308        20,337       19,035       16,308
 Shareholder's equity ....................     279,108           8.8       256,541       233,870      218,906      187,538

FINANCIAL RATIOS
 Return on average assets (2) ............        1.30%           --          1.22%         1.18         1.07         1.15
 Return on average realized
  equity (3)(4) ..........................       14.55            --         13.32         13.08        12.06        12.41
 Average equity to average
  assets (3)(4) ..........................        8.79            --          8.81          8.64         8.50         8.93
 Tangible equity to assets (3)(4) ........        8.41            --          8.50          8.58         8.24         8.50
 Dividend payout .........................       38.16            --         41.07         39.60        35.38        36.28
 Net interest margin (1) .................        4.31            --          4.43          4.37         4.33         4.52
 Efficiency ratio ........................       59.09            --         58.43         59.87        63.03        64.54
 Net charge-offs to average
  loans and leases .......................        0.13            --          0.09          0.03         0.08         0.02
 Reserve for credit losses to
  loans and leases .......................        1.70            --          1.74          1.74         1.74         1.87

PER SHARE OF COMMON STOCK (3)
 Net income-basic ........................  $     3.46          18.4    $     2.92          2.65         2.26         2.15
 Dividends paid ..........................        1.32          10.0          1.20          1.05         0.80         0.78
 Book value ..............................       25.28           8.8         23.24         21.18        19.83        16.99
 Realized book value (4) .................       24.94           9.4         22.80         21.08        19.47        18.01

------------------

(1)  Tax-equivalent basis (TEB).

(2)  Calculation is based on income before minority interests.

(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.

(4)  Excluding net unrealized gain (loss) on securities available for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

     EARNINGS. The Company reported net income of $41.5 million for the year ended December 31, 1998, a $6.4 million or 18.4% increase from the $35.1 million earned in 1997. Basic earnings per share was $3.46 in 1998 compared to $2.92 in 1997. Return on realized equity was 14.55% in 1998, as compared to the 13.32% return in 1997. Return on average assets was 1.30% in 1998, versus 1.22% in 1997. To facilitate comparisons, net interest income and net interest margin in the accompanying discussion and tables have been adjusted to show tax-exempt income, such as interest on municipal securities, loans, and leases on a tax-equivalent basis. Table I presents a comparative summary of operating data for 1994 through 1998. Table II presents the major components affecting the changes in return on assets for 1998.


                                     TABLE I

                 SUMMARY INCOME STATEMENT (TAX-EQUIVALENT BASIS)

                                               1998       CHANGE          1997           1996           1995         1994
                                            ---------     ------       ---------       --------       --------     --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income .......................     $ 245,525      8.4%        $ 226,550        210,703        199,781      162,267
Taxable-equivalent adjustment .........         7,577     (0.1)            7,588          7,669          7,253        6,615
                                            ---------                  ---------        -------        -------      -------
 Interest income --
  taxable-equivalent ..................       253,102      8.1           234,138        218,372        207,034      168,882
Interest expense ......................       121,424     10.4           109,969        102,510         99,136       68,184
                                            ---------                  ---------        -------        -------      -------
 Net interest income --
  taxable-equivalent ..................       131,678      6.0           124,169        115,862        107,898      100,698
Provision for credit losses ...........         5,570     17.4             4,746          2,756          1,780       (1,300)
                                            ---------                  ---------        -------        -------      -------
 Net funds function ...................       126,108      5.6           119,423        113,106        106,118      101,998
Noninterest income ....................        51,270     32.5            38,681         33,842         27,892       26,768
                                            ---------                  ---------        -------        -------      -------
 Adjusted gross income ................       177,378     12.2           158,104        146,948        134,010      128,766
Noninterest expense ...................       107,013      8.9            98,255         92,325         87,296       85,636
                                            ---------                  ---------        -------        -------      -------
 Income before taxes ..................        70,365     17.6            59,849         54,623         46,714       43,130
Income taxes ..........................        21,277     23.7            17,201         15,137         12,325       10,718
Taxable-equivalent adjustment .........         7,577     (0.1)            7,588          7,669          7,253        6,615
                                            ---------                  ---------        -------        -------      -------
 Net income ...........................     $  41,511     18.4%        $  35,060         31,817         27,136       25,797
                                            =========                  =========        =======        =======      =======
Earnings per share - basic ............     $    3.46     18.4%        $    2.92           2.65           2.26         2.15
Dividends paid per share ..............     $    1.32     10.0%        $    1.20           1.05           0.80         0.78

                                    TABLE II

                          CHANGES IN RETURN ON ASSETS

                                                                    1998 VS 1997
                                                                    ------------
Return on assets, prior year .....................................      1.22%
Increases
 State tax refund ................................................      0.14
 Gain on sale of loans ...........................................      0.07
 Gain on sale of securities ......................................      0.04
 Gain on sale of other assets ....................................      0.02
 Brokerage .......................................................      0.02
 Data processing fees ............................................      0.03
 Minority interest in earnings ...................................      0.03
                                                                        ----
   Total increases ...............................................      0.35
                                                                        ----
Decreases
 Net interest income (TEB) .......................................      0.10
 Provision for income taxes ......................................      0.06
 Marketing .......................................................      0.03
 Professional fees ...............................................      0.03
 FDIC premiums and examination fees ..............................      0.02
 Provision for credit losses .....................................      0.01
 Other noninterest expense, net ..................................      0.02
                                                                        ----
   Total decreases ...............................................      0.27
                                                                        ----
Return on assets, current year ...................................      1.30%
                                                                        ====

     EQUITY OF SHAREHOLDERS. Shareholder's equity and redeemable class A common stock totaled $303.4 million at December 31, 1998. Book value per share increased from $23.24 at December 31, 1997 to $25.28 at December 31, 1998, while dividends paid per share increased from $1.20 to $1.32. The 1998 dividends paid of $15.8 million represented 5.7% of the equity of shareholders at December 31, 1997 and 38.2% of 1998 net income. Realized book value per share, which excludes the impact of the net unrealized gain or loss on securities available for sale, increased from $22.80 at December 31, 1997 to $24.94 at December 31, 1998.

INCOME STATEMENT ANALYSIS

     NET INTEREST INCOME. The most significant component of the Company's earnings is net interest income, which is the difference between interest earned on assets and interest paid on liabilities. Net interest margin measures the effectiveness of generating net interest income on earning assets and is calculated by dividing net interest income by earning assets. Table III sets forth certain information regarding changes in net interest income (tax-equivalent basis, "TEB"), by volume and rate, of the Company for the periods indicated.

                                    TABLE III

                      CHANGES IN NET INTEREST INCOME (TEB)

                                                    1998 VS 1997                               1997 VS 1996
                                     ------------------------------------------   --------------------------------------
                                       VOLUME      YIELD/RATE*        TOTAL         VOLUME      YIELD/RATE*      TOTAL
                                     ----------   -------------   -------------   ----------   -------------   ---------
                                                                        (IN THOUSANDS)
Increase (decrease) in:
 Interest income
   Loans and leases ..............    $22,575         (1,499)        21,076         13,628           305        13,933
   Taxable securities ............       (311)        (2,259)        (2,570)           408         1,559         1,967
   Tax-exempt securities .........       (155)           (85)          (240)            31          (167)         (136)
   Federal funds sold ............         --            701            701             --            --            --
   Other earning assets ..........         37            (41)            (4)           (29)           31             2
                                      -------         ------         ------         ------         -----        ------
    Total ........................     22,146         (3,183)        18,963         14,038         1,728        15,766
                                      -------         ------         ------         ------         -----        ------
 Interest expense
   Savings deposits ..............      2,422          1,956          4,378            469           585         1,054
   Other time deposits ...........      2,860             27          2,887          2,689           422         3,111
   Short-term borrowings .........      3,399           (283)         3,116          1,133           373         1,506
   Long-term debt ................      1,171            (98)         1,073          1,996          (208)        1,788
                                      -------         ------         ------         ------         -----        ------
    Total ........................      9,852          1,602         11,454          6,287         1,172         7,459
                                      -------         ------         ------         ------         -----        ------
Net interest income ..............    $12,294         (4,785)         7,509          7,751           556         8,307
                                      =======         ======         ======         ======         =====        ======

------------------
* All changes in net interest income, other than those due to volume, have been allocated to yield/rate.

     Tax-equivalent net interest income for 1998 was $131.7 million, an increase of $7.5 million or 6.0% from 1997. The increase in net interest income resulted from a $250.3 million or 8.9% increase in average earning assets, driven by average loan growth of $246.2 million or 13.4%. Offsetting the increase in earning assets was a decrease in the net interest margin, which declined 12 basis points from 4.43% in 1997 to 4.31% in 1998.

     The decrease in net interest margin was primarily due to a reduced spread in rates during 1998, as yields on earning assets decreased 6 basis points and costs on interest bearing liabilities increased 5 basis points. The interest bearing liabilities costs and net interest margin were impacted significantly by increased rates paid on money market savings products. Contributing positively to net interest margin, but not enough to offset the reduced yields on earning assets and increased cost on interest bearing liabilities, were a more favorable product mix of both earning assets and interest bearing liabilities and an increase in yield-related loan fees.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses reflects the costs associated with the risks inherent in the loan and lease portfolio, taking into consideration an evaluation of economic conditions, changes in the size, composition, and risk profile of the loan portfolio, net charge-offs, and the level of nonperforming and other problem loans and leases. From December 31, 1997 to December 31, 1998, nonperforming loans and leases increased $3.4 million to $13.3 million. Meanwhile, the quality of the loan portfolio, as measured by the ratio of classified loans and leases to total loans and leases, reflected improvement from 5.84% at December 31, 1997, to 5.03% at December 31, 1998, despite continued stress on the Company's agricultural portfolio. The improvement reflects strong business conditions, other than agriculture, in the Company's markets, resulting in a general decline in classified commercial credit. The Company's agricultural portfolio deteriorated in early 1998 as a result of poor 1997 growing conditions in several of the Company's markets. Crop results for 1998 are preliminary, but indicate a stabilizing of this portfolio. The reserve to outstanding loans and leases decreased slightly in 1998 to 1.70%, and the reserve to nonperforming loans and leases decreased from 347.1% to 279.3%. The reserve for credit losses remains above average as compared to similar institutions. A complete discussion of asset quality and credit management can be found in the Corporate Risk Profile section of Item 7 in this Form 10-K.

     NONINTEREST INCOME. Noninterest income was $51.3 million in 1998 compared to $38.7 million in 1997, representing a $12.6 million or 32.5% increase. Contributing to this increase in noninterest income were strong growth in service charge income of $1.3 million or 7.9% and in brokerage commissions of $817 thousand or 27.8%. Also contributing to the increase in noninterest income was an increase in trust commissions of $725 thousand or 11.6% and in gain on the sale of other assets of $783 thousand. The gain on sale of other assets is primarily attributable to insurance proceeds received from the damages sustained to bank facilities in 1997 from the flooding in the Red River Valley area of North Dakota and Minnesota, and gains on the sale of OREO property. Gains on loans sold in the secondary market increased $2.4 million or 95.2% as the volume of real estate mortgage financing increased in 1998 driven by a more favorable interest rate environment. In addition, the Company posted an increase of $1.4 million of investment securities gains and recorded a non-recurring state tax refund of nearly $4.5 million, including interest. The state tax refund reflects a refund of state income taxes paid to the state of Minnesota from 1980 through 1983. Table IV presents the components of noninterest income.


                                    TABLE IV

                               NONINTEREST INCOME

                                                 1998        CHANGE       1997        1996       1995        1994
                                               -------      --------    --------    --------   --------    --------
                                                                          (IN THOUSANDS)
Service charges ...........................    $17,037         7.9%     $15,787      12,837     11,047       9,627
Insurance .................................      7,804         4.0        7,503       7,082      5,503       4,716
Trust .....................................      6,990        11.6        6,265       5,332      4,784       4,502
Brokerage .................................      3,752        27.8        2,935       2,531      1,243       1,865
Gain on sale of loans .....................      4,977        95.2        2,550       2,138      1,302       1,649
Gain on sale of other assets ..............        966          NM          183         135        709       1,548
Gain (loss) on sale of securities .........      1,296          NM         (125)        147        304        (270)
State tax refund ..........................      4,476          NM           --          --         --          --
Other .....................................      3,972        10.9        3,583       3,640      3,000       3,131
                                               -------                  -------      ------     ------       -----
 Total ....................................    $51,270        32.5%     $38,681      33,842     27,892      26,768
                                               =======                  =======      ======     ======      ======

     NONINTEREST EXPENSE. Noninterest expense increased $8.8 million or 8.9% from 1997 to 1998. The following table summarizes the components of noninterest expense from 1994 to 1998.



                                    TABLE V

                              NONINTEREST EXPENSE


                                                 1998      CHANGE       1997         1996       1995       1994
                                               --------   --------    ---------    --------   --------   --------
                                                                        (IN THOUSANDS)
Salaries and wages ........................    $ 49,287      9.7%      $44,912      40,676     37,325     36,556
Employee benefits .........................      12,572      7.5        11,690      10,739     10,878     11,254
Occupancy .................................       6,128      2.0         6,005       5,756      5,433      4,871
Furniture and equipment ...................       7,621     11.8         6,819       6,294      5,216      4,507
Printing, postage and office supplies .....       5,487      5.7         5,189       4,802      4,584      3,910
Marketing .................................       4,756     31.8         3,609       3,306      3,041      2,954
Data processing fees ......................       6,046     (7.2)        6,513       7,428      7,153      6,852
Professional fees .........................       1,786    105.8           868       1,407      1,258      1,512
Other real estate owned ...................          91    (38.9)          149          56         84        (63)
Minority interest in earnings .............         747    (49.7)        1,486       1,400      1,277      1,271
FDIC premiums and examination fees ........       1,157    108.5           555       1,075      2,901      4,719
Goodwill and other intangibles ............       1,711     14.1         1,499       1,351      1,152        702
Other .....................................       9,624      7.4         8,961       8,035      6,994      6,591
                                               --------                -------      ------     ------     ------
 Total ....................................    $107,013      8.9%      $98,255      92,325     87,296     85,636
                                               ========                =======      ======     ======     ======

     Personnel costs, which accounted for 57.8% of noninterest expense, increased $5.3 million or 9.3%, as salaries and wages increased 9.7%, reflecting tight labor markets. Affecting the increase in personnel costs in 1998 was an increase of approximately $947 thousand in salaries and benefits relating to acquisitions and expansion into new markets. Excluding these costs, personnel costs would have increased $4.3 million or 7.8%.

     Excluding personnel costs, noninterest expense increased $3.5 million or 8.4%. Contributing to this increase was a $1.1 million increase in marketing expenses, which is primarily attributable to the Company's strategic initiative in promoting the legal name change of its Subsidiary Banks and other subsidiaries. Also contributing to the increase in noninterest expense was a $918 thousand increase in professional fees driven primarily by an increase in consulting fees associated with improving key business processes and implementing the Company's efforts in relationship management. In addition, furniture and equipment expense increased $802 thousand due to the depreciation expense associated with the upgrading of technology throughout the Company and expansion into new markets, and FDIC premiums and examination fees increased $602 thousand, which is primarily attributable to a one-time reduction in examination fees experienced in 1997.

     A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio increased slightly from 58.4% in 1997 to 59.1% in 1998. Contributing to this change were significant increases in recurring noninterest income of 15.0% and tax-equivalent net interest income of 6.0%, and growth in recurring noninterest expense of 9.3%. The Company will continue its strategic focus to operate with an efficiency ratio below 60%.

     INCOME TAXES. Income tax expense, which consists of provisions for federal and state income taxes, was $21.3 million for 1998, representing an increase of $4.1 million from 1997. Comparing 1998 to 1997, the Company's effective tax rate also increased, from 32.9% to 33.9%, reflecting the impact of proportionately more taxable than tax-exempt income in 1998. For further discussion and detail on the Company's income taxes, refer to Notes A and M to the Consolidated Financial Statements found in the portion of Part II of this Form 10-K entitled "Item 8. Financial Statements and Supplementary Data."

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

     LOAN AND LEASE PORTFOLIO REVIEW. One of the ways the Company manages its credit risk is by maintaining a loan and lease portfolio that is well diversified by industry, size, and loan type. Credit risk is managed through internal credit policies and loan review procedures. Portfolio diversity among Subsidiary Banks further benefits the Company's credit risk posture. As a result, concentrations and risks in any single category are acceptable, as indicated by the following table summarizing the composition of the portfolio.


                                    TABLE VI

                            LOAN AND LEASE PORTFOLIO

                                                                         DECEMBER 31
                        -----------------------------------------------------------------------------------------------------------
                                1998                 1997                  1996                  1995                   1994
                        -------------------   -------------------   -------------------   -------------------   -------------------
                          AMOUNT       %        AMOUNT       %        AMOUNT       %        AMOUNT       %        AMOUNT       %
                        ----------  -------   ----------  -------   ----------  -------   ----------  -------   ----------  -------
                                                                       (IN THOUSANDS)
Commercial and other .. $  475,554    21.83%  $  387,048    19.66%  $  346,602    19.68%  $  331,641    20.34%  $  292,695    20.22%
Commercial real estate     501,204    23.01      419,063    21.28      340,621    19.35      313,287    19.21      282,203    19.50
 Construction .........     59,913     2.75       36,518     1.85       30,039     1.71       31,952     1.96       26,421     1.83
Agricultural ..........    444,784    20.42      409,875    20.82      378,399    21.50      350,786    21.51      299,127    20.67
Residential real estate    376,652    17.30      387,549    19.68      351,946    20.00      322,296    19.77      293,671    20.29
 Construction .........     13,397     0.62       12,609     0.64       11,904     0.68       11,511     0.71       10,577     0.73
Consumer ..............    250,803    11.52      263,469    13.38      247,511    14.06      221,727    13.60      192,865    13.33
Tax-exempt ............     55,477     2.55       52,954     2.69       53,078     3.02       47,297     2.90       49,626     3.43
                        ----------  -------   ----------  -------   ----------  -------   ----------  -------   ----------  -------
 Total ................ $2,177,784   100.00%  $1,969,085   100.00%  $1,760,100   100.00%  $1,630,497   100.00%  $1,447,185   100.00%
                        ==========  =======   ==========  =======   ==========  =======   ==========  =======   ==========  =======

     The Company's loan and lease portfolio increased $208.7 million to $2.2 billion at December 31, 1998, from $2.0 billion at December 31, 1997. Growth occurred in all major portfolio segments, with the exception of the retail-consumer segment, reflecting results of the Company's internal growth strategy. The commercial and commercial real estate portfolios accounted for most of the growth, with increases of $88.5 million and $105.5 million, respectively.

     In recent years, the composition of the Company's portfolio has reflected a slight shift away from the retail segment and toward business-related credit. The Company's loan and lease portfolio consists of 71% business-purpose loans at December 31, 1998, as compared to 66% at December 31, 1997 and 65% at December 31, 1996. The change in portfolio mix is primarily due to increased commercial and commercial real estate activity. The Company's Subsidiary Banks and Bremer Business Finance Corporation ("BBFC") continue to seek credit opportunities of all loan types, yet growth opportunities in the Company's markets favor the business sector.

     During 1998, the Company generated approximately $37 million in new loan originations in its asset-based lending and leasing subsidiary, BBFC. While these transactions are of acceptable quality, they tend to be somewhat less conventional than the loans originated by the Subsidiary Banks. These transactions are managed through the same internal credit policies and loan review procedures as those of the Subsidiary Banks.

     Of the Company's real estate lending, approximately 59% is in commercial real estate loans, as compared to 53% in 1997 and 50% in 1996. These commercial real estate loans continue to consist primarily of loans to business customers who occupy the property or use it for income production. The remaining 41% of real estate loans are in the form of residential mortgages and home equity loans. The commercial real estate loan portfolio experienced growth of $105.5 million or 23.2% between 1997 and 1998, reflecting continued strong business loan demand. The residential real estate loan portfolio experienced a decline of $10.1 million or 2.5% as the current low interest rate environment lead to increased loan originations and sales to the secondary market. The Company is not involved in lending to foreign countries.

     For the Company's agricultural customers, 1998 was generally a good year from a production standpoint. Favorable crop conditions helped mitigate the negative effect of low commodity prices experienced in this industry in 1998. Geographic dispersion of the Subsidiary Banks and diversification of agricultural products help insulate the Company from difficulties experienced in isolated segments of the Company's trade area. As of December 31, 1998, the Company has experienced limited losses resulting from the flooding in the Red River Valley areas of North Dakota and Minnesota in April 1997. The impact of the flood on the Company's portfolio continues to be minimal.

     The Company has a Year 2000 project in place and includes the results of its customers assessments into its credit review and approval process. A complete discussion of the impact of the Year 2000 issue can be found in the "Year 2000 Issue" section of Item 7 in this Form 10-K.

     NET LOAN CHARGE-OFFS. Net loan charge-offs increased to $2.8 million in 1998 from $1.7 million in 1997 and $527 thousand in 1996. Correspondingly, net charge-offs as a percentage of average loans and leases increased to .13% in 1998 from .09% in 1997 and .03% in 1996. The increase in net charge-offs can be attributed to increased net charge-offs in the consumer, commercial, and agricultural portfolios. No individual charge-off represented more than 5% of the total. Table VIII includes a summary of the charge-offs by loan category for the past five years.

     NONPERFORMING ASSETS. Nonperforming assets include nonaccrual loans and leases, restructured loans and leases, and other real estate acquired in loan settlements. The accrual of interest on loans is suspended when the credit becomes 90 days or more past due, unless the loan is fully secured and in the process of collection. Payments received are typically applied to principal and not recorded as income. Restructured loans continue to accrue interest, but include concessions in terms which have been made as a result of deterioration in the borrower's financial condition. Table VII summarizes the nonperforming assets as of December 31 for the past five years.


                                   TABLE VII

                     NON-PERFORMING ASSETS AT DECEMBER 31

                                                  1998        CHANGE        1997         1996       1995        1994
                                              -----------   ----------  -----------   ---------   --------   ---------
                                                                       (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases .................  $  13,074        45.9%    $   8,958      10,830      8,392      10,401
Restructured loans and leases ...............        178       (80.4)          910         414        634         764
                                               ---------                 ---------      ------      -----      ------
 Total nonperforming loans
  and leases ................................     13,252        34.3         9,868      11,244      9,026      11,165
Other real estate owned (OREO) ..............        620       (10.3)          691         240        380       1,208
                                               ---------                 ---------      ------      -----      ------
 Total nonperforming assets .................  $  13,872        31.4%    $  10,559      11,484      9,406      12,373
                                               =========                 =========      ======      =====      ======
Past due loans and leases* ..................  $   1,142       (68.0)%   $   3,573       2,205      2,504       1,563
                                               =========                 =========      ======      =====      ======
Nonperforming loans and leases to
 total loans and leases .....................       0.61%         --          0.50%       0.64       0.55        0.77
Nonperforming assets to total loans,
 leases and OREO ............................       0.64          --          0.54        0.65       0.58        0.86
Nonperforming assets and past due
 loans and leases* to total loans,
 leases and OREO ............................       0.69          --          0.72        0.78       0.73        0.96
Reserve to nonperforming loans
 and leases .................................     279.32          --        347.11      271.10     313.02      241.34
Reserve to total loans and leases ...........       1.70          --          1.74        1.74       1.74        1.87
Reserve for Credit Losses
 Beginning of year ..........................  $  34,253        12.4%    $  30,482      28,253     26,946      27,624
  Charge-offs ...............................     (3,971)       43.9        (2,759)     (2,230)    (2,834)     (2,065)
  Recoveries ................................      1,164        13.5         1,026       1,703      1,610       1,814
                                               ---------                 ---------     -------    -------     -------
   Net charge-offs ..........................     (2,807)       62.0        (1,733)       (527)    (1,224)       (251)
 Provision for credit losses ................      5,570        17.4         4,746       2,756      1,780      (1,300)
 Reserve related to acquired assets .........         --          NM           758          --        751         873
                                               ---------                 ---------     -------    -------     -------
 End of year ................................  $  37,016         8.1%    $  34,253      30,482     28,253      26,946
                                               =========                 =========     =======    =======     =======

-----------------------
* Past due loans and leases include accruing loans and leases 90 days or more past due.

     Nonperforming assets were $13.9 million at December 31, 1998, compared to $10.6 million at December 31, 1997, and $11.5 million at December 31, 1996. Correspondingly, nonperforming assets as a percentage of total loans, leases and other real estate owned increased to .64% in 1998 from .54% in 1997, and decreased from .65% in 1996. Nonperforming loans and leases were $13.3 million and .61% of total loans and leases at December 31, 1998, compared to $9.9 million and .50% of total loans and leases at December 31, 1997, and $11.2 million and .64% of total loans and leases at December 31, 1996. The increase in nonperforming loans and leases from 1997 to 1998 is a function of the stress within the Company's agricultural portfolio. The Company will continue to enhance systems for monitoring portfolio segments to identify deterioration and nonperformance at the earliest possible stages.

     RESERVE FOR CREDIT LOSSES. The purpose of the reserve for credit losses is to provide for loan and lease losses inherent in the Company's loan portfolio. Even in the presence of credit policies and procedures, credit quality is subject to many economic and non-economic factors that influence a borrower's financial condition over time. Table VIII summarizes the activity in the reserve for credit losses along with the credit loss reserve allocation from 1994 through 1998.


           (The remainder of this page was intentionally left blank.)

                                   TABLE VIII

                            RESERVE FOR CREDIT LOSSES

                                                                                  DECEMBER 31
                                                      -------------------------------------------------------------------
                                                         1998           1997          1996          1995          1994
                                                      ----------     ----------    ----------    ----------    ----------
                                                                                 (IN THOUSANDS)
Beginning of year ................................    $   34,253         30,482        28,253        26,946        27,624
Charge-offs
 Commercial and other ............................           823            604           480           532           680
 Commercial real estate ..........................           152            427           117           381            67
   Construction ..................................            25              2            --            --            --
 Agricultural ....................................           835            288           489           375           675
 Residential real estate .........................           328            100            47           170           157
   Construction ..................................            --             --            --            10            --
 Consumer ........................................         1,808          1,338         1,097           835           486
 Tax-exempt ......................................            --             --            --           531            --
                                                      ----------     ----------    ----------    ----------    ----------
   Total .........................................         3,971          2,759         2,230         2,834         2,065
                                                      ----------     ----------    ----------    ----------    ----------
Recoveries
 Commercial and other ............................           218            379           911           352           688
 Commercial real estate ..........................           322            173           194           389           466
   Construction ..................................            --             10            --            --            --
 Agricultural ....................................           102             65           159           232           184
 Residential real estate .........................            30            104            58           313            81
   Construction ..................................            --             --            --            10            13
 Consumer ........................................           492            295           381           280           236
 Tax-exempt ......................................            --             --            --            34           146
                                                      ----------     ----------    ----------    ----------    ----------
   Total .........................................         1,164          1,026         1,703         1,610         1,814
                                                      ----------     ----------    ----------    ----------    ----------
Net charge-offs ..................................         2,807          1,733           527         1,224           251
Provision for credit losses ......................         5,570          4,746         2,756         1,780        (1,300)
Reserve related to acquired assets ...............            --            758            --           751           873
                                                      ----------     ----------    ----------    ----------    ----------
End of year ......................................    $   37,016         34,253        30,482        28,253        26,946
                                                      ==========     ==========    ==========    ==========    ==========
Average loans and leases .........................    $2,084,462      1,838,218     1,687,900     1,545,693     1,330,802
Net charge-offs/average loans and leases .........          0.13%          0.09          0.03          0.08          0.02

ALLOCATION OF RESERVE FOR CREDIT LOSSES
Commercial and other .............................    $    8,300          7,700         6,800         5,500         4,700
Commercial real estate ...........................         9,500          8,700         7,000         7,000         6,700
 Construction ....................................           600            600           500           500           300
Agricultural .....................................         8,200          7,000         6,400         5,500         4,100
Residential real estate ..........................         2,600          2,300         2,100         2,000         1,800
 Construction ....................................           100            100           100           100           100
Consumer .........................................         1,500          1,700         1,500         1,200         1,100
Tax-exempt .......................................           300            300           300           400           500
                                                      ----------     ----------    ----------    ----------    ----------
 Total allocated .................................        31,100         28,400        24,700        22,200        19,300
Unallocated ......................................         5,916          5,853         5,782         6,053         7,646
                                                      ----------     ----------    ----------    ----------    ----------
 Total ...........................................    $   37,016         34,253        30,482        28,253        26,946
                                                      ==========     ==========    ==========    ==========    ==========
Reserve to total loans and leases ................          1.70%          1.74          1.74          1.74          1.87

     The reserve for credit losses was $37.0 million, or 1.70% of total loans and leases as of December 31, 1998, compared to $34.3 million, or 1.74% of total loans and leases at December 31, 1997. In establishing the reserve, management has considered its current credit practices, changing industry conditions, economic and environmental considerations, continued loan growth in 1998, the Company's level of unfunded commitments, and the type of credit extended. Management evaluates the reserve each quarter to determine if the level is adequate to absorb potential losses. As of December 31, 1998, management believes the reserve is adequate to cover the risks inherent in the portfolio.

     Although the Company has prepared an allocation of the reserve based on loan- and industry-specific risk parameters, this allocation does not represent the total amount available for actual future loan and lease losses in any single category, nor does it prohibit losses from being absorbed by the unallocated portion. Commercial purpose allocations are based on individual loans, as well as on groups of loans with similar risk characteristics. Retail allocations are based primarily on delinquency and historical loss experience.

     INTEREST RATE RISK MANAGEMENT. Interest rate risk is the risk that changing interest rates will adversely affect net interest income and balance sheet valuations. The objective of interest rate risk management is to control this risk exposure. The responsibility for this process rests with the Company's asset/liability committee ("ALCO"). ALCO establishes appropriate risk management policies and monitors asset liability activities to minimize Company-wide exposure to adverse interest rate trends. The tools used to measure interest rate risk include gap analysis, simulation of future net interest income, and a valuation model which measures the sensitivity of balance sheet valuations to changes in interest rates.

     A discussion of the valuation model can be found in the "Market Risk" section of Item 5 in this Form 10-K. Table IX summarizes the Company's repricing gap for various time intervals.


                                    TABLE IX

                 INTEREST RATE SENSITIVITY AT DECEMBER 31, 1998

                                                                    REPRICING OR MATURING
                                            -----------------------------------------------------------------
                                              WITHIN        3 -12          1 -5        OVER 5
                                             3 MONTHS       MONTHS         YEARS        YEARS        TOTAL
                                            ----------    ---------     ----------    ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST SENSITIVE ASSETS
 Loans and leases ......................    $  852,998      348,785       809,590      161,258      2,172,631
 Securities ............................       298,006      232,846       318,631      147,190        996,673
 Other assets ..........................       145,543           --            --       83,232        228,775
                                            ----------     --------     ---------      -------      ---------
   Total ...............................     1,296,547      581,631     1,128,221      391,680      3,398,079
                                            ----------     --------     ---------      -------      ---------
INTEREST SENSITIVE LIABILITIES
 Noninterest bearing deposits ..........       155,100       33,808       180,307           --        369,215
 Interest bearing deposits .............       658,055      736,390       803,069        3,921      2,201,435
 Short-term borrowings .................       336,573       16,024           616           --        353,213
 Long-term debt ........................         1,034       10,767         8,956       95,529        116,286
 Other liabilities and
  shareholder's equity .................            --           --            --      357,930        357,930
                                            ----------     --------     ---------      -------      ---------
   Total ...............................     1,150,762      796,989       992,948      457,380      3,398,079
                                            ----------     --------     ---------      -------      ---------
REPRICING GAP ..........................    $  145,785     (215,358)      135,273      (65,700)             0
                                            ==========     ========     =========      =======      =========
CUMULATIVE REPRICING GAP ...............    $  145,785      (69,573)       65,700            0
                                            ==========     ========     =========      =======
CUMULATIVE GAP TO TOTAL ASSETS .........          4.29%       (2.05)         1.93         0.00

     As indicated in Table IX above, asset and liability repricing is well balanced as of December 31, 1998. The repricing gaps are well within the Company's risk tolerances, which limit the maximum 90-day and one-year gaps to 15% of total assets. The Company also uses simulation modeling of future net interest income as a risk management tool. Simulation modeling results indicate that net interest income would not change by more than 2% over the next year with a 200 basis point change in the level of rates. The projected change in net interest income is well within the current policy limit which requires that the change in net interest income over the next 12 months not exceed 15%.

     LIQUIDITY MANAGEMENT. The objective of liquidity management is to ensure the continuous availability of funds to meet the commitments of the Company. ALCO is responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving the Company's financial objectives. ALCO meets regularly to review funding capacity, current and forecasted loan demand, investment opportunities, and liquidity positions as outlined in the Company's asset liability policy. With this information, ALCO guides changes in the balance sheet structure to provide for adequate ongoing liquidity.

     Several factors provide a favorable liquidity position for the Company. The first is the ability to acquire and retain funds in the Company's local markets. This in-market funding provides a historically stable source of funding and represented approximately 89% of total liabilities during 1998. The Company's available for sale securities portfolio is a secondary source of liquidity because of its readily marketable nature and predictable stream of maturities, as approximately 33% of the portfolio matures within 1999. While the Company prefers to fund its balance sheet with in-market funding sources, another source of liquidity is the Company's ready access to regional and national wholesale funding markets, including federal funds purchased, Federal Home Loan Bank ("FHLB") advances, and brokered deposits. As of January 1999, the Company also had available a $120 million unsecured credit facility which is used primarily to provide funding availability for non-bank activities.

     CAPITAL MANAGEMENT. The Company's capital position is both a strength and an opportunity, as it provides a degree of safety and soundness and a foundation for future growth. The capital position of the Company and the Subsidiary Banks reflects management's commitment to maintain ratios above the regulatory minimums.


                                     TABLE X

                              CAPITAL RATIOS (1)(2)

                                                                     REGULATORY
                                              1998         1997      REQUIREMENT
                                           ----------   ---------   ------------

     Equity to assets ...................      8.81%        8.62           --
     Tangible equity to assets ..........      8.41         8.50           --
     Tier I capital .....................     12.13        12.69         4.00
     Tier I and tier II capital .........     13.39        13.94         8.00
     Leverage ratio .....................      8.58         8.70         3.00

     ------------------
     (1)  Calculations include redeemable class A common stock.

     (2) Computed in accordance with generally accepted accounting principles, excluding the unrealized market value adjustment of securities available for sale.

     The Company's Tier I capital ratio at December 31, 1998 was 12.13%, its total risk-adjusted capital ratio (Tier I plus Tier II) was 13.39%, and its Tier I leverage ratio was 8.58%.

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board's implementation of FDICIA defines "well-capitalized" institutions as those whose Tier I Capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. The Company's Subsidiary Banks ratios in each of these categories met or exceeded the "well-capitalized" ratios as of December 31, 1998.

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

SOURCES OF FUNDS

     The Company's balance sheet strength rests in its strong capital position and its share of the deposit base in the communities served. The Company relies on three major sources of funding: total deposits, short-term borrowings, and equity capital. The diversity and supply of this funding base enable the Company to replace maturing liabilities and finance asset growth on an ongoing basis.

     TOTAL DEPOSITS. Average total deposits increased $156.5 million or 6.8% in 1998. Within total deposits, money market savings accounts had the strongest growth, increasing $94.9 million or 37.3%, while savings certificates increased $33.7 million or 3.0%, noninterest bearing deposits increased $20.3 million or 7.1%, certificates over $100,000 increased $16.7 million or 10.0%, and money market checking accounts increased $2.6 million or 1.7%. Savings and NOW accounts was the only category experiencing a decline, decreasing $11.7 million or 3.9%.

     The table below sets forth the amount and maturity of time deposits that had balances of more than $100,000 at December 31, 1998.


                                    TABLE XI

                     MATURITY OF TIME DEPOSITS OVER $100,000

                                                           DECEMBER 31
                                                     ----------------------
                                                        1998         1997
                                                     ----------   ---------
                                                         (IN THOUSANDS)

     Within 3 months ..............................   $ 62,791      62,368
     3 - 6 months .................................     49,207      34,754
     6 - 12 months ................................     54,925      48,418
     After 12 months ..............................     45,615      43,186
                                                      --------      ------
      Total .......................................   $212,538     188,726
                                                      ========     =======

     SHORT-TERM BORROWINGS. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, FHLB advances with maturities of one year or less, and advances under an unsecured revolving credit facility, increased 20.8% from $304.4 million in 1997 to $367.6 million in 1998. This increase can be attributed to increases in the Company's use of securities sold under agreements to repurchase and the revolving credit facility. While average total deposits increased $156.5 million in 1998, average earning assets increased $250.3 million, creating the need for this funding source. The associated interest rate risk was monitored closely and steps were taken to match the repricability of assets and liabilities.

     LONG-TERM DEBT. Average long-term debt, which includes FHLB advances with maturities of greater than one year, and installment promissory notes, increased $19.6 million or 36.6%. This increase can be attributed to an increase in the Company's use of FHLB advances to fund the strong asset growth.

                                    TABLE XII

        CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                                                     1998                               1997
                                                       --------------------------------  ---------------------------------
                                                         AVERAGE                 RATE/     AVERAGE                  RATE/
                                                         BALANCE     INTEREST    YIELD     BALANCE      INTEREST    YIELD
(DOLLARS IN THOUSANDS)                                 ----------   ----------  -------  -----------   ----------  -------
ASSETS
Loans and leases (net of unearned discount)*
 Commercial and other ...............................  $  431,459    $ 39,417    9.14%    $  360,777    $ 33,298    9.23%
 Commercial real estate .............................     501,802      45,277    9.02        398,825      36,319    9.11
 Agricultural .......................................     446,859      40,610    9.09        394,868      36,542    9.25
 Residential real estate ............................     394,944      34,758    8.80        380,689      33,461    8.79
 Consumer ...........................................     254,685      23,285    9.14        251,305      22,860    9.10
 Tax-exempt .........................................      54,713       5,497   10.05         51,754       5,287   10.22
                                                       ----------    --------             ----------    --------
   TOTAL LOANS AND LEASES ...........................   2,084,462     188,844    9.06      1,838,218     167,767    9.13
 Reserve for credit losses ..........................     (35,870)                           (32,618)
                                                       ----------                         ----------
   NET LOANS AND LEASES .............................   2,048,592                          1,805,600
Securities
 Mortgage-backed ....................................     670,505      41,935    6.25        620,552      40,610    6.54
 Other taxable ......................................      77,582       4,763    6.14        134,440       8,654    6.44
 Tax-exempt .........................................     206,907      16,733    8.09        208,814      16,976    8.13
                                                       ----------    --------             ----------    --------
   TOTAL SECURITIES .................................     954,994      63,431    6.64        963,806      66,240    6.87
Federal funds sold ..................................      12,312         701    5.69             --          --      --
Other earning assets ................................       2,341         126    5.38          1,829         131    7.16
                                                       ----------    --------             ----------    --------
   TOTAL EARNING ASSETS** ...........................   3,054,109     253,102    8.29      2,803,853     234,138    8.35
Cash and due from banks .............................     107,585                            101,990
Nonearning assets ...................................     122,356                            113,375
                                                       ----------                         ----------
   TOTAL ASSETS .....................................  $3,248,180                         $2,986,600
                                                       ==========                         ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Noninterest bearing deposits ........................  $  304,990                         $  284,710
Interest bearing deposits
 Savings and NOW accounts ...........................     290,260       4,424    1.52        301,932       5,112    1.69
 Money market checking ..............................     156,421       2,079    1.33        153,777       2,352    1.53
 Money market savings ...............................     349,190      13,953    4.00        254,326       8,616    3.39
 Savings certificates ...............................   1,171,896      66,835    5.70      1,138,167      64,933    5.71
 Certificates over $100,000 .........................     184,070      10,369    5.63        167,399       9,398    5.61
                                                       ----------    --------             ----------    --------
   TOTAL INTEREST BEARING DEPOSITS ..................   2,151,837      97,660    4.54      2,015,601      90,411    4.49
   TOTAL DEPOSITS ...................................   2,456,827                          2,300,311
Short-term borrowings ...............................     367,580      19,488    5.30        304,384      16,356    5.37
Long-term debt ......................................      73,047       4,276    5.85         53,486       3,202    5.99
                                                       ----------    --------             ----------    --------
   TOTAL INTEREST BEARING LIABILITIES ...............   2,592,464     121,424    4.68      2,373,471     109,969    4.63
Other liabilities ...................................      53,105                             50,082
                                                       ----------                         ----------
   TOTAL LIABILITIES ................................   2,950,559                          2,708,263
Minority interest ...................................       5,458                              9,665
Redeemable preferred stock ..........................       2,096                              2,144
Redeemable class A common stock .....................      23,205                             21,322
Shareholder's equity ................................     266,862                            245,206
                                                       ----------                         ----------
   TOTAL LIABILITIES AND EQUITY .....................  $3,248,180                         $2,986,600
                                                       ==========                         ==========
Net interest income .................................                $131,678                           $124,169
                                                                     ========                           ========
Gross spread ........................................                            3.60%                              3.72%
Percent of earning assets
 Interest income ....................................                            8.29                               8.35
 Interest cost ......................................                            3.98                               3.92
                                                                                ------                             -----
   NET INTEREST MARGIN ..............................                            4.31%                              4.43%
 Interest bearing liabilities to earning assets .....                           84.88%                             84.65%
Profitability
 Net income .........................................                $ 41,511                           $ 35,060
 Return on average assets ...........................                            1.30%                              1.22%
 Leverage ...........................................                           11.38                              11.12
 Return on average realized equity ..................                           14.55                              13.32

-----------------
INTEREST AND RATES ARE REALIZED ON A FULLY TAXABLE EQUIVALENT BASIS USING A 35% TAX RATE.
 * LOAN AND LEASE AMOUNTS INCLUDE NONACCRUAL LOANS AND LEASES.
** BEFORE DEDUCTING THE RESERVE FOR CREDIT LOSSES.

              1996                                1995                                1994                    AVERAGE BALANCE
--------------------------------    -------------------------------     -------------------------------    ---------------------
  AVERAGE                 RATE/       AVERAGE                RATE/        AVERAGE                RATE/     1998 VS    FIVE-YEAR
  BALANCE     INTEREST    YIELD       BALANCE     INTEREST   YIELD        BALANCE     INTEREST   YIELD       1997    GROWTH RATE
----------    --------  --------    ----------    --------  -------     ----------    --------  -------    -------   -----------


$  341,793    $ 31,265    9.15%     $  314,949    $ 30,096    9.56%     $  270,499    $ 22,312    8.25%     19.59%       14.21
   354,614      32,262    9.10         328,163      30,542    9.31         295,579      25,955    8.78      25.82        11.82
   361,401      33,461    9.26         330,422      31,615    9.57         269,266      23,696    8.80      13.17        13.85
   346,875      30,211    8.71         318,447      27,638    8.68         276,860      23,268    8.40       3.74        10.05
   232,168      21,244    9.15         205,766      18,706    9.09         173,193      15,044    8.69       1.34        12.98
    51,049       5,391   10.56          47,946       4,825   10.06          45,405       4,615   10.16       5.72         2.66
----------    --------              ----------    --------              ----------    --------
 1,687,900     153,834    9.11       1,545,693     143,422    9.28       1,330,802     114,890    8.63      13.40        12.17
   (29,689)                            (27,858)                            (28,632)                          9.97         4.42
----------                          ----------                          ----------
 1,658,211                           1,517,835                           1,302,170                          13.46        12.34

   577,758      36,538    6.32         528,288      33,883    6.41         489,508      27,643    5.65       8.05         8.13
   173,084      10,759    6.22         218,163      13,211    6.06         222,252      11,466    5.16     (42.29)      (19.35)
   208,436      17,112    8.21         197,662      16,444    8.32         181,967      14,792    8.13      (0.91)        4.95
----------    --------              ----------    --------              ----------    --------
   959,278      64,409    6.71         944,113      63,538    6.73         893,727      53,901    6.03      (0.91)        2.52
        --          --      --              --          --      --             789          37    4.69        N/M        48.76
     2,356         129    5.48           1,029          74    7.19           1,100          54    4.91      27.99         9.49
----------    --------              ----------    --------              ----------    --------
 2,649,534     218,372    8.24       2,490,835     207,034    8.31       2,226,418     168,882    7.59       8.93         8.62
    94,912                              69,625                              64,141                           5.49         7.81
   102,305                             115,156                              94,499                           7.92        10.98
----------                          ----------                          ----------
$2,817,062                          $2,647,758                          $2,356,426                           8.76         8.72
==========                          ==========                          ==========

$  276,948                          $  257,888                          $  242,439                           7.12         7.71

   257,166       4,331    1.68         255,104       5,160    2.02         259,947       4,424    1.70      (3.87)        4.61
   176,078       2,964    1.68         172,994       3,507    2.03         156,658       2,827    1.80       1.72        (0.02)
   243,208       7,731    3.18         241,417       8,343    3.46         270,850       7,381    2.73      37.30         6.45
 1,102,819      62,671    5.68       1,035,354      59,461    5.74         886,245      40,719    4.59       2.96         6.58
   155,061       8,549    5.51         150,313       8,401    5.59          87,145       3,836    4.40       9.96        21.27
----------    --------              ----------    --------              ----------    --------
 1,934,332      86,246    4.46       1,855,182      84,872    4.57       1,660,845      59,187    3.56       6.76         6.56
 2,211,280                           2,113,070                           1,903,284                           6.80         6.70
   282,813      14,850    5.25         229,935      12,678    5.51         199,186       8,616    4.33      20.76        21.45
    22,178       1,414    6.38          23,306       1,586    6.81           8,813         381    4.32      36.57       189.86
----------    --------              ----------    --------              ----------    --------
 2,239,323     102,510    4.58       2,108,423      99,136    4.70       1,868,844      68,184    3.65       9.23         8.74
    43,357                              47,179                              29,850                           6.04        17.76
----------                          ----------                          ----------
 2,559,628                           2,413,490                           2,141,133                           8.95         8.76
     9,216                               8,676                               8,536                         (43.53)       (8.99)
     2,144                               4,698                               2,424                          (2.24)         N/M
    19,686                              17,672                              16,347                           8.83         8.84
   226,388                             203,222                             187,986                           8.83         8.84
----------                          ----------                          ----------
$2,817,062                          $2,647,758                          $2,356,426                           8.76         8.72
==========                          ==========                          ==========
              $115,862                            $107,898                            $100,698
              ========                            ========                            ========
                         3.66%                                3.61%                               3.94%

                         8.24                                 8.31                                7.59
                         3.87                                 3.98                                3.07
                        ------                               ------                              ------
                         4.37%                                4.33%                               4.52%
                        84.52%                               84.65%                              83.94%

              $ 31,817                            $ 27,136                            $ 25,797
                         1.18%                                1.07%                               1.15%
                        11.35                                11.74                               11.40
                        13.08                                12.06                               12.41

                                       21

USES OF FUNDS

     Between 1997 and 1998, average total assets increased $261.6 million or 8.8%, and average earning assets increased $250.3 million or 8.9%. Strong loan growth, which the Company has been experiencing since 1994, increased loans as a percent of average earning assets from 65.6% in 1997 to 68.3% in 1998, while securities decreased from 34.4% to 31.3%.

     LOAN AND LEASE PORTFOLIO. The increase in average loans and leases from 1997 to 1998 was $246.2 million, with all categories of loans experiencing increases as loan demand remained strong in the Company's markets. Commercial real estate loans led the loan growth in 1998, increasing $103.0 million or 25.8%. Of the remaining loan categories, commercial loans increased $70.7 million, agricultural loans increased $52.0 million, residential real estate loans increased $14.3 million, consumer loans increased $3.4 million and tax-exempt loans increased $3.0 million.

     The following table summarizes the amount and maturity of the loan and lease portfolio as of December 31, 1998.


                                   TABLE XIII

                          MATURITY OF LOANS AND LEASES

                                              WITHIN        1-5        AFTER 5
                                              1 YEAR       YEARS        YEARS        TOTAL
                                           ----------   ----------    ---------    ---------
                                                            (IN THOUSANDS)
Commercial and other ...................    $260,365      180,592      34,597        475,554
Commercial real estate .................     108,695      307,025      85,484        501,204
 Construction ..........................      21,099       28,258      10,556         59,913
Agricultural ...........................     218,061      159,007      67,716        444,784
Residential real estate ................      67,203      206,240     103,209        376,652
 Construction ..........................      12,125        1,052         220         13,397
Consumer ...............................     104,602      135,868      10,333        250,803
Tax-exempt .............................      13,668       25,519      16,290         55,477
                                            --------      -------     -------        -------
 Total .................................    $805,818    1,043,561     328,405      2,177,784
                                            ========    =========     =======      =========
Loans and leases maturing after one year
 Fixed interest rate ...................               $  598,885     137,496        736,381
 Variable interest rate ................                  444,676     190,909        635,585
                                                       ----------     -------      ---------
 Total .................................               $1,043,561     328,405      1,371,966
                                                       ==========     =======      =========

     SECURITIES. Average total securities decreased $8.8 million or .9% from 1997 to 1998, with mortgage-backed and other taxable securities decreasing $6.9 million or .9%. The decrease in tax-exempt securities was $1.9 million or .9%. Mortgage-backed securities represented 70.2% of total securities during 1998 compared to 64.4% in 1997. One of the risks with these types of securities is that their maturity is dependent upon the rate of prepayment of the underlying mortgages. This variability creates interest rate risk, which is continuously monitored to assess the impact on the Company. While the Company believes the yield on these securities adequately compensates for the risks unique to this type of investment, it is the Company's position to acquire securities that carry limited risk of loss due to prepayment.

     The table below sets forth the maturities of the Company's investment and mortgage-backed securities to include projected principal payments of mortgage-backed securities at December 31, 1998 and the weighted average yields of such securities.


                                    TABLE XIV

              MATURITY OF INVESTMENT AND MORTGAGE-BACKED SECURITIES

                                                                       AMORTIZED COST
                         ---------------------------------------------------------------------------------------------------------
                            WITHIN 1 YEAR          1-5 YEARS             5-10 YEARS         AFTER 10 YEARS            TOTAL
                         -------------------   -------------------   ------------------   ------------------   -------------------
                          AMOUNT      YIELD     AMOUNT      YIELD     AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT      YIELD
                         --------   --------   --------    -------   --------   -------   --------   -------   --------    -------
                                                                       (IN THOUSANDS)
Governments and
 agencies .............  $ 10,752      5.47%   $ 12,469      6.12%   $    --        --%   $    --        --%   $ 23,221      5.82%
State and political
 subdivisions .........    21,183      7.98     121,308      7.78     39,750      7.51        990      8.50     183,231      7.75
Corporate bonds .......     8,602      4.49          --        --         --        --         --        --       8,602      4.49
Mortgage-backed
 securities ...........   234,688      5.38     347,897      6.29     53,791      6.25     69,901      6.60     706,277      6.35
Equity securities .....    18,276      9.50       4,415      9.80         --        --     20,934      6.36      43,625      8.03
Commercial paper ......    20,575      5.94          --        --         --        --         --        --      20,575      5.94
Other securities ......     3,977      5.00          --        --         --        --         --        --       3,977      5.00
                         --------      ----    --------      ----    -------      ----    -------      ----    --------      ----
 Total ................  $318,053      6.54%   $486,089      6.69%   $93,541      6.79%   $91,825      6.57%   $989,508      6.64%
                         ========      ====    ========      ====    =======      ====    =======      ====    ========      ====

     The average maturity of the portfolio was 41 months at December 31, 1998, with an average tax-equivalent yield to maturity on the $989.5 million portfolio of 6.64%, unrealized gains of $14.3 million and unrealized losses of $1.2 million. This compares to an average maturity of 56 months at December 31, 1997, and an average tax-equivalent yield to maturity of 6.96%, unrealized gains of $15.7 million, and unrealized losses of $1.3 million. At December 31, 1998, the market value of the Company's securities was $1,002.6 million or $13.1 million over its amortized cost. This compares to a market value of $997.5 million or $14.4 million over amortized cost at December 31, 1997. In accordance with FAS 115, the available for sale securities are recorded at market value. For further discussion and detail on the Company's securities portfolio, refer to Note C to the Consolidated Financial Statements.

ANALYSIS OF 1997 COMPARED WITH 1996

     The following analysis compares 1997 consolidated financial results with 1996 results.

     EARNINGS. Net income was $35.1 million or $2.92 basic earnings per share in 1997 compared to $31.8 million or $2.65 basic earnings per share in 1996. Return on realized equity was 13.32% in 1997, as compared to the 13.08% return in 1996. Return on average assets was 1.22% in 1997, versus 1.18% in 1996.

     NET INTEREST INCOME. Tax-equivalent net interest income for 1997 was $124.2 million, an increase of $8.3 million or 7.2% from 1996. The increase in net interest income in 1997 resulted primarily from a $154.3 million increase in average earning assets and an increase in the net interest margin, which improved 6 basis points from 4.37% in 1996 to 4.43% in 1997.

     The increase in net interest margin was primarily due to an increased spread in rates during 1997, as costs on interest bearing liabilities increased less than yields on earnings assets. The interest bearing liabilities cost and net interest margin were impacted by increased rates paid on interest bearing savings deposits and certificates, as well as the increased use of other borrowings, with higher costs, to fund a portion of the earning asset growth experienced in 1997. Favorably impacting the net interest margin was an increase in the earning asset yield of 11 basis points, resulting from a 16 basis point increase in securities yields, coupled with a favorable change in the mix of earning assets.

     PROVISION FOR CREDIT LOSSES. From December 31, 1996 to December 31, 1997, nonperforming loans and leases decreased by $1.4 million to $9.9 million. Meanwhile, the quality of the portfolio, as measured by the ratio of classified loans and leases to total loans and leases, reflected only modest deterioration during each quarter of 1997, despite strong loan growth. The ratio of classified loans and leases to total loans and leases increased from 5.16% at December 31, 1996, to 5.84% at December 31, 1997. The deterioration in credit quality was focused in the agricultural portfolio of three of the Company's Subsidiary Banks and in segments of the Company's retail portfolio. Farmers in a few of the Company's markets experienced another season of adverse growing conditions, particularly for small grain crops. The Company also experienced some weakening in general consumer loans and credit card debt. The reserve to outstanding loans and leases ratio remained at 1.74% in 1997, while the reserve to nonperforming loan coverage increased from 271.1% to 347.1% from 1996 to 1997.

     NONINTEREST INCOME. Noninterest income was $38.7 million in 1997 compared to $33.8 million in 1996, representing a $4.9 million or 14.3% increase. Contributing to this increase in noninterest income were strong growth in service charge income of $3.0 million or 23.0% and trust commissions of $933 thousand or 17.5%. Also contributing to the increase in noninterest income was an increase in brokerage commissions of $404 thousand or 16.0% and in increase in insurance commissions of $421 thousand or 5.9%. Gains on loans sold in the secondary market grew as the volume of real estate mortgage financing increased in 1997 driven by a more favorable interest rate environment.

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

     Excluding personnel costs, noninterest expense increased $743 thousand or 1.8%. Contributing to this increase was a $525 thousand increase in furniture and equipment expense primarily due to the depreciation expense associated with the upgrading of technology throughout the Company and expansion into new markets. Also contributing to the increase in noninterest expense was a $535 thousand increase in other expenses driven primarily by an increase of $246 thousand in lending costs associated with the growth experienced in real estate mortgage lending and a $95 thousand increase in amortization of intangible assets. Offsetting some of the increase in noninterest expense was a decrease of $915 thousand in data processing expenses as the Company began to realize cost savings associated with the execution of a new data processing contract in early 1997. Also offsetting some of the increase in noninterest expense was a $520 thousand decrease in FDIC premiums and examination fees as FDIC insurance premiums continued to decline and the Company experienced a one-time reduction in examination fees due to the conversion of its state-chartered Subsidiary Banks to national charters.

     INCOME TAXES. Income tax expense was $17.2 million for 1997, representing an increase of $2.1 million from 1996. Comparing 1997 to 1996, the Company's effective tax rate increased from 32.2% to 32.9%, reflecting the impact of proportionately more taxable than tax-exempt income in 1997.

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

     The Company has a Year 2000 project in place to anticipate, correct, and plan for the many ways the century date change may affect its systems, customers, and business infrastructure. The Company's definition of Year 2000 readiness requires that all systems and services are reasonably assured to function effectively through all Year 2000 related date issues, with contingency plans for all medium and high priority systems. At December 31, 1998, the Company was 92% complete with this process, based on number of services, and is scheduled to be 100% complete at June 30, 1999. The Company's Year 2000 issues relating to third parties with which it holds a material relationship are discussed below:

     CORE APPLICATIONS. The Company's core application systems, which include loans, deposits, investments, and general ledger, are handled by Information Technologies, Inc. (ITI), which is owned by FiServ, one of the largest distributors of bank software in the world. The Company is working closely with this vendor to resolve the Year 2000 issue, including one completed expansive test of all modules. The Company conducted a test of 172 components in October 1998, finding 9 non-critical issue areas. The Company plans additional testing in early 1999 to verify that these issues are resolved in their new release, which was issued in December 1998.

     DATA AND ITEM PROCESSING. The two most transaction-intensive and system-critical operations in banking are related to data and item processing. Data processing is managed off site by Electronic Data Services, Inc. (EDS), the largest processor of bank data in the world. EDS has extensive disaster recovery plans that include a remote processing site. EDS has also helped the Company coordinate an extensive integrated test of the Company's core systems, as well as all ITI interfaced systems. In early 1999, item processing (handling of all checks and other paper items) will also be managed by EDS within the Company's facilities in West St. Paul, Minnesota.

     CUSTOMERS. The Company has assessed the Year 2000 readiness of most of its major customers and included the results of Year 2000 assessments into its credit review and approval process.

     In 1998, the Company expended approximately $500 thousand on specific Year 2000 issues. These costs were primarily for software upgrades, infrastructure changes, and testing. The Company is also spending approximately $3.9 million on a new PC network infrastructure, due to be completed by May 1999, some of which is directly related to Year 2000 issues and some of which is additional investments in technology. The Company estimates an additional $20-$100 thousand may be expended in 1999 for costs associated with Year 2000 issues.

     The Company has identified three worst case scenarios that it has been addressing and will continue to address through June 1999, as described below:

     POWER OUTAGES. Bremer Services, which provides operations and support services to the Subsidiary Banks, can operate as a contingency bank for any of the Company's Subsidiary Banks through the phone bank. This means that any branch within the Company's system that cannot operate due to power outages need only find a bank of telephones to conduct all core applications. Bremer Services has a diesel generator which can run the entire building as long as fuel is available. If this facility still has power issues, all core application transactions from the Company's branch network can be re-routed through the Subsidiary Bank in South St. Paul, Minnesota.

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

     DATA PROCESSOR (EDS) FAILURE. EDS has a disaster recovery system that includes a remote processing site for a complete replication of the Company's information. If EDS is completely unavailable, the Company has manual procedures in place to keep its doors open and serve customers. EDS has a "hot site" standing by to handle all transactions if the main site is down.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31
                                                                         ----------------------------
                                                                             1998             1997
                                                                         -----------      -----------
                                                                                (IN THOUSANDS)
ASSETS
 Cash and due from banks ...........................................     $   143,831          135,966
 Interest bearing deposits .........................................           1,712            1,886
 Investment securities held to maturity (fair value of
  $185,398 and $185,402, respectively) .............................         179,359          179,631
 Mortgage-backed securities held to maturity (fair value of
  $27,070 and $91,508, respectively) ...............................          27,143           91,994
                                                                         -----------      -----------
   TOTAL SECURITIES HELD TO MATURITY ...............................         206,502          271,625
 Investment securities available for sale (amortized cost of
  $103,872 and $141,147, respectively) .............................         105,491          142,051
 Mortgage-backed securities available for sale (amortized cost of
  $679,134 and $570,363, respectively) .............................         684,680          578,573
                                                                         -----------      -----------
   TOTAL SECURITIES AVAILABLE FOR SALE .............................         790,171          720,624
 Loans and leases ..................................................       2,177,784        1,969,085
  Reserve for credit losses ........................................         (37,016)         (34,253)
   Unearned discount ...............................................          (5,153)          (4,958)
                                                                         -----------      -----------
   NET LOANS AND LEASES ............................................       2,135,615        1,929,874
 Premises and equipment, net .......................................          54,390           51,879
 Interest receivable and other assets ..............................          65,858           61,847
                                                                         -----------      -----------
   TOTAL ASSETS ....................................................     $ 3,398,079        3,173,701
                                                                         ===========      ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
 Noninterest bearing deposits ......................................     $   369,215          344,521
 Interest bearing deposits .........................................       2,201,435        2,097,977
                                                                         -----------      -----------
   TOTAL DEPOSITS ..................................................       2,570,650        2,442,498
 Federal funds purchased and repurchase agreements .................         221,419          167,174
 Other short-term borrowings .......................................         131,794          198,090
 Long-term debt ....................................................         116,286           30,238
 Accrued expenses and other liabilities ............................          51,568           44,697
                                                                         -----------      -----------
   TOTAL LIABILITIES ...............................................       3,091,717        2,882,697
 Minority interests ................................................             905           10,011
 Redeemable preferred stock, $100 par, 80,000 shares authorized;
  71,594 shares issued; and outstanding shares of 20,787
  and 21,437, respectively .........................................           2,079            2,144
 Redeemable class A common stock, 960,000 shares
  issued and outstanding ...........................................          24,270           22,308
 Shareholder's equity
   Common stock
    Class A, no par, 12,000,000 shares authorized;
    240,000 shares issued and outstanding ..........................              57               57
    Class B, no par, 10,800,000 shares authorized,
    issued and outstanding .........................................           2,562            2,562
 Retained earnings .................................................         272,696          249,079
 Accumulated other comprehensive income ............................           3,793            4,843
                                                                         -----------      -----------
   TOTAL SHAREHOLDER'S EQUITY ......................................         279,108          256,541
                                                                         -----------      -----------
   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ......................     $ 3,398,079        3,173,701
                                                                         ===========      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          YEAR ENDED DECEMBER 31
                                                  --------------------------------------
                                                     1998          1997           1996
                                                  ---------     ---------      ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
 Loans and leases, including fees ...........     $ 186,963       165,958        151,991
 Securities
  Taxable ...................................        46,698        49,264         47,297
  Tax-exempt ................................        11,036        11,197         11,285
 Federal funds sold .........................           701            --             --
 Other ......................................           127           131            130
                                                  ---------     ---------      ---------
    Total interest income ...................       245,525       226,550        210,703
                                                  ---------     ---------      ---------
INTEREST EXPENSE
 Deposits ...................................        97,660        90,410         86,246
 Federal funds purchased and
  repurchase agreements .....................         9,836         6,843          8,823
 Other short-term borrowings ................         9,652         9,514          6,027
 Long-term debt .............................         4,276         3,202          1,414
                                                  ---------     ---------      ---------
    Total interest expense ..................       121,424       109,969        102,510
                                                  ---------     ---------      ---------
  Net interest income .......................       124,101       116,581        108,193
 Provision for credit losses ................         5,570         4,746          2,756
                                                  ---------     ---------      ---------
  Net interest income after provision
    for credit losses .......................       118,531       111,835        105,437
                                                  ---------     ---------      ---------
NONINTEREST INCOME
 Service charges ............................        17,037        15,787         12,837
 Insurance ..................................         7,804         7,503          7,082
 Trust ......................................         6,990         6,265          5,332
 Brokerage ..................................         3,752         2,935          2,531
 Gain on sale of loans ......................         4,977         2,550          2,138
 Gain (loss) on sale of securities ..........         1,296          (125)           147
 State tax refund ...........................         4,476            --             --
 Other ......................................         4,938         3,766          3,775
                                                  ---------     ---------      ---------
    Total noninterest income ................        51,270        38,681         33,842
                                                  ---------     ---------      ---------
NONINTEREST EXPENSE
 Salaries and wages .........................        49,287        44,912         40,676
 Employee benefits ..........................        12,572        11,690         10,739
 Occupancy ..................................         6,128         6,005          5,756
 Furniture and equipment ....................         7,621         6,819          6,294
 Data processing fees .......................         6,046         6,513          7,428
 FDIC premiums and examination fees .........         1,157           555          1,075
 Goodwill and other intangibles .............         1,711         1,499          1,351
 Other ......................................        22,491        20,262         19,006
                                                  ---------     ---------      ---------
    Total noninterest expense ...............       107,013        98,255         92,325
                                                  ---------     ---------      ---------
INCOME BEFORE INCOME TAX EXPENSE ............        62,788        52,261         46,954
 Income tax expense .........................        21,277        17,201         15,137
                                                  ---------     ---------      ---------
NET INCOME ..................................     $  41,511        35,060         31,817
                                                  =========     =========      =========
 Per common share amounts:
  Net income-basic ..........................     $    3.46          2.92           2.65
  Dividends paid ............................     $    1.32          1.20           1.05

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                  ACCUMULATED
                                                COMMON STOCK         OTHER
                                             -----------------   COMPREHENSIVE   COMPREHENSIVE    RETAINED
                                             CLASS A   CLASS B       INCOME          INCOME       EARNINGS      TOTAL
                                             -------   -------   -------------   -------------    --------    ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1995 ................    $57     2,562          3,895                        212,392     218,906
 Comprehensive income
  Net income ..............................                                          31,817         31,817      31,817
  Other comprehensive income
   Change in net unrealized gain
     (loss) on securities available for
     sale, net of $1,967 tax benefit ......                          (2,951)         (2,951)                    (2,951)
                                                                                     ------
  Comprehensive income ....................                                          28,866
                                                                                     ======
 Dividends, $1.05 per share ...............                                                        (12,600)    (12,600)
 Allocation of net income in excess of
  dividends and change in net
  unrealized gain (loss) on securities
  available for sale to redeemable
  class A common stock ....................                             236                         (1,538)     (1,302)
                                              ----    ------         ------                        -------     -------
BALANCE, DECEMBER 31, 1996 ................     57     2,562          1,180                        230,071     233,870
 Comprehensive income
  Net income ..............................                                          35,060         35,060      35,060
  Other comprehensive income ..............
    Change in net unrealized gain
     (loss) on securities available for
     sale, net of $2,655 tax expense.......                           3,982           3,982                      3,982
                                                                                     ------
  Comprehensive income ....................                                          39,042
                                                                                     ======
 Dividends, $1.20 per share ...............                                                        (14,400)    (14,400)
 Allocation of net income in excess of
  dividends and change in net
  unrealized gain (loss) on securities
  available for sale to redeemable
  class A common stock ....................                            (319)                        (1,652)     (1,971)
                                              ----    ------         ------                        -------     -------
BALANCE, DECEMBER 31, 1997 ................     57     2,562          4,843                        249,079     256,541
 Comprehensive income
  Net income ..............................                                          41,511         41,511      41,511
  Other comprehensive income
    Change in net unrealized gain
     (loss) on securities available for
     sale, net of $761 tax benefit ........                          (1,141)         (1,141)                    (1,141)
                                                                                     ------
  Comprehensive income ....................                                          40,370
                                                                                     ======
 Dividends, $1.32 per share................                                                        (15,840)    (15,840)
 Allocation of net income in excess of
  dividends and change in net
  unrealized gain (loss) on securities
  available for sale to redeemable
  class A common stock ....................                              91                         (2,054)     (1,963)
                                              ----    ------         ------                        -------     -------
BALANCE, DECEMBER 31, 1998 ................    $57     2,562          3,793                        272,696     279,108
                                               ===     =====         ======                        =======     =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31
                                                                         ---------------------------------------
                                                                           1998           1997            1996
                                                                         ---------      ---------      ---------
                                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ........................................................     $  41,511         35,060         31,817
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Provision for credit losses .....................................         5,570          4,746          2,756
   Depreciation and amortization ...................................         9,081          7,159          7,135
   Deferred income taxes ...........................................         2,283            279         (1,204)
   Minority interests in earnings of subsidiaries ..................           747          1,486          1,400
   (Gain) loss on sale of securities ...............................        (1,296)           125           (147)
   Gain on sale of other real estate owned, net ....................          (242)           (42)           (33)
   Other assets and liabilities, net ...............................         1,656           (425)          (915)
   Proceeds from sales of other real estate owned ..................           862            643            269
   Cash receipts related to loans originated
    specifically for resale ........................................       289,472        139,003        123,549
   Cash payments related to loans originated
    specifically for resale ........................................      (290,493)      (139,388)      (123,397)
                                                                         ---------      ---------      ---------
      Net cash provided by operating activities ....................        59,151         48,646         41,230
                                                                         ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Deposits in other banks, net ......................................           174           (108)         1,230
 Purchases of securities available for sale ........................      (359,454)      (292,205)      (208,159)
 Purchases of securities held to maturity ..........................       (34,381)       (28,549)       (33,762)
 Proceeds from maturities of securities available for sale .........       221,601        114,696        128,539
 Proceeds from maturities of securities held to maturity ...........        99,379         41,560         59,942
 Proceeds from sales of securities available for sale ..............        67,179        132,230         97,713
 Loans and leases, net .............................................      (210,289)      (169,560)      (129,819)
 Acquisition of minority interests .................................       (12,149)           (31)            (5)
 Acquisitions, net of cash acquired ................................            --         (8,203)            --
 Acquisition of premises and equipment .............................        (9,264)       (11,418)        (7,637)
                                                                         ---------      ---------      ---------
      Net cash used by investing activities ........................      (237,204)      (221,588)       (91,958)
                                                                         ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Noninterest bearing deposits, net .................................        24,694          5,843          5,612
 Interest bearing deposits (excluding certificates
  of deposit), net .................................................       125,907         66,386         (7,416)
 Certificates of deposits, net .....................................       (22,449)        33,894         42,943
 Federal funds purchased and repurchase agreements, net ............        54,245        (19,607)         1,029
 Other short-term borrowings, net ..................................       (66,296)       110,021         17,465
 Proceeds from issuance of long-term debt ..........................        97,298         10,609         54,564
 Repayments of long-term debt ......................................       (11,250)       (42,760)       (17,743)
 Dividends paid to minority interests ..............................          (326)          (910)        (1,080)
 Redeemable preferred stock ........................................           (65)            --             --
 Dividends paid ....................................................       (15,840)       (14,400)       (12,600)
                                                                         ---------      ---------      ---------
      Net cash provided by financing activities ....................       185,918        149,076         82,774
                                                                         ---------      ---------      ---------
      Net increase (decrease) in cash and due from banks ...........         7,865        (23,866)        32,046
 Cash and due from banks
  Beginning of year ................................................       135,966        159,832        127,786
                                                                         ---------      ---------      ---------
  End of year ......................................................     $ 143,831        135,966        159,832
                                                                         =========      =========      =========
Supplemental disclosures of cash flow information
 Cash paid during the year for interest ............................     $ 121,198        106,367        103,494
 Cash paid during the year for income taxes ........................        19,079         16,451         16,229

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ACCOUNTING POLICIES

     NATURE OF BUSINESS -- Bremer Financial Corporation (the "Company") is a privately-held regional financial services company headquartered in St. Paul, Minnesota. The Company is a majority owner of 14 subsidiary banks ("Subsidiary Banks") which draw most of their deposits from and make substantially all of their loans within the States of Minnesota, North Dakota, and Wisconsin. Additionally, the Company provides asset-based lending and leasing, trust and insurance services to its customers through wholly-owned nonbanking subsidiaries and investment services through a third party relationship.

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

     CASH FLOWS -- For purposes of this statement, the Company has defined cash equivalents as cash and due from banks. During the years ended December 31, 1998, 1997, and 1996, the Company received real estate valued at $776,000, $835,000, and $481,000, respectively, in satisfaction of outstanding loan balances. During the years ended December 31, 1997 and 1996, the Company issued installment notes totaling $60,000 and $250,000, respectively, in connection with acquisitions. No installment notes related to acquisitions were issued for the year ended December 31, 1998.

     INVESTMENT AND MORTGAGE-BACKED SECURITIES -- HELD TO MATURITY SECURITIES consist of debt securities which the Company has the intent and ability to hold to maturity and are valued at amortized historical cost, increased for accretion of discounts and reduced by amortization of premiums, computed by the constant-yield method. Under certain circumstances (including the deterioration of the issuer's creditworthiness or a change in tax law or statutory or regulatory requirements), securities held to maturity may be sold or transferred to another portfolio.

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

     LOANS AND LEASES -- Interest income is accrued on loan and lease balances based on the principal amount outstanding. Loans and leases are reviewed regularly by management and placed on nonaccrual status when the collection of interest or principal is unlikely. The accrual of interest on loans and leases is suspended when the credit becomes 90 days or more past due, unless the loan or lease is fully secured and in the process of collection. Thereafter, no interest is recognized as income unless received in cash or until such time the borrower demonstrates the ability to pay interest and principal. Certain net loan and commitment fees are deferred and amortized over the life of the related loan or commitment as an adjustment of yield.

     RESERVE FOR CREDIT LOSSES -- Management determines the adequacy of the reserve based upon a number of factors, including credit loss experience and a continuous review of the loan and lease portfolio. Being an estimate, the reserve is subject to change through evaluation of the loan and lease composition, economic conditions, and the economic prospects of borrowers.

     Under the Company's credit policies and practices, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans and leases, plus certain other loans and leases identified by the Company, meet the definition of impaired loans under Statements of Financial Accounting Standard ("FAS") Nos. 114 and 118. Impaired loans as defined by FAS 114 and 118 exclude certain large groups of smaller balance homogeneous loans such as consumer loans and residential real estate loans. Under these statements, loan impairment is required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

     PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost less accumulated depreciation and amortization computed principally on accelerated methods based on estimated useful lives.

     OTHER REAL ESTATE -- Other real estate owned, which is included in other assets, represents properties acquired through foreclosure and other proceedings recorded at the lower of the amount of the loan satisfied or fair value. Any write-down to fair value at the time of foreclosure is charged to the reserve for credit losses. Property is appraised periodically to ensure that the recorded amount is supported by the current fair value. Market write-downs, operating expenses and losses on sales are charged to other expenses. Income, including gains on sales, is credited to other income.

     INTANGIBLE ASSETS -- Intangible assets consist primarily of goodwill. The remaining unamortized balances at December 31, 1998 and 1997 were approximately $16,545,000 and $15,074,000, respectively, which are amortized over either a 15 year or 25 year period.

     INCOME TAXES -- Bremer Financial Corporation and subsidiaries file a consolidated federal tax return. Deferred taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Such differences are primarily related to the differences between providing for credit losses for financial reporting purposes while deducting charged-off loans and leases for tax purposes.

     STATE INCOME TAX REFUND -- In 1998, the Company recorded a non-recurring state tax refund of nearly $4.5 million, including interest. The state tax refund reflects a refund of state income taxes paid to the state of Minnesota from 1980 through 1983.

     COMPREHENSIVE INCOME -- In 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on securities available for sale.

     SEGMENT REPORTING -- In 1998, the Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company evaluated this statement and determined that no additional disclosures about segments were necessary. The Company does not manage based on operating segments.

     ACCOUNTING FOR DERIVATIVES -- In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for fiscal years beginning after June 15, 1999. The Company has not yet evaluated the full impact of adoption.

     ESTIMATES -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and leases.

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

NOTE B: RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Subsidiary Banks are required to maintain average reserve balances in accordance with the Federal Reserve Bank requirements. The amount of those reserve balances was approximately $22,305,000 and $21,084,000 as of December 31, 1998 and 1997, respectively.

NOTE C: INVESTMENT AND MORTGAGE-BACKED SECURITIES

     At December 31, 1998 and 1997, investment and mortgage-backed securities with amortized cost of $703,857,000 and $740,266,000, respectively, were pledged as collateral to secure public deposits and for other purposes. The amortized cost and estimated fair value by maturity at December 31, 1998, are shown below (contractual maturity or, with mortgage-backed securities, projected principal payments are used):

                                          HELD TO MATURITY        AVAILABLE FOR SALE
                                       ---------------------     ---------------------
                                       AMORTIZED       FAIR      AMORTIZED      FAIR
                                          COST        VALUE         COST        VALUE
                                       ---------     -------     ---------    --------
                                                       (IN THOUSANDS)
      Within 1 year ...............    $ 57,599       57,711      260,454     261,908
      1 - 5 years .................     118,168      123,007      367,921     371,816
      5 - 10 years ................      25,233       26,238       68,308      69,292
      After 10 years ..............       5,502        5,512       86,323      87,155
                                       --------      -------      -------     -------
       Total ......................    $206,502      212,468      783,006     790,171
                                       ========      =======      =======     =======

     The amortized cost and fair value of investment and mortgage-backed securities available for sale as of December 31 consisted of the following:

                                                 1998                                           1997
                             --------------------------------------------   --------------------------------------------
                                          GROSS       GROSS                              GROSS       GROSS
                             AMORTIZED  UNREALIZED  UNREALIZED     FAIR     AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                COST      GAINS       LOSSES      VALUE       COST       GAINS       LOSSES       VALUE
                             --------    --------    --------    --------   --------    --------    --------    --------
                                                                   (IN THOUSANDS)
Governments .............    $ 12,742         207           3      12,946     25,858         196           2      26,052
State and political
 subdivisions ...........      34,925         902          --      35,827     33,315         596          --      33,911
Corporate bonds .........       8,602          --          14       8,588      9,058          --          31       9,027
Mortgage-backed
 securities .............     679,135       6,619       1,074     684,680    570,363       8,601         391     578,573
Equity securities .......      43,625         480          --      44,105     63,003         446          23      63,426
Other ...................       3,977          49           1       4,025      9,913          44         322       9,635
                             --------    --------    --------    --------   --------    --------    --------    --------
 Total ..................    $783,006       8,257       1,092     790,171    711,510       9,883         769     720,624
                             ========    ========    ========    ========   ========    ========    ========    ========

     Proceeds from sales of investments and mortgage-backed securities were $67,179,000, $132,230,000, and $97,713,000 for 1998, 1997, and 1996,
respectively. Gross gains of $1,563,000, $391,000, and $727,000 and gross losses of $267,000, $516,000, and $580,000 were realized on those sales for 1998, 1997, and 1996, respectively.

     A summary of amortized cost and fair value of investment and mortgage-backed securities held to maturity at December 31 consisted of the following:

                                                 1998                                           1997
                            --------------------------------------------   --------------------------------------------
                                         GROSS        GROSS                              GROSS      GROSS
                            AMORTIZED  UNREALIZED  UNREALIZED     FAIR     AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                              COST       GAINS       LOSSES      VALUE       COST        GAINS      LOSSES      VALUE
                            --------    --------    --------    --------   --------    --------    --------    --------
                                                                   (IN THOUSANDS)
Government
 agencies ..............    $ 10,478         135          --      10,613     26,474         131          15      26,590
State and political
 subdivisions ..........     148,306       5,894          16     154,184    153,157       5,667          12     158,812
Mortgage-backed
 securities ............      27,143           3          76      27,070     91,994           4         490      91,508
Other ..................      20,575          26          --      20,601         --          --          --          --
                            --------    --------    --------    --------   --------    --------    --------    --------
 Total .................    $206,502       6,058          92     212,468    271,625       5,802         517     276,910
                            ========    ========    ========    ========   ========    ========    ========    ========

     State and political subdivision investments largely involve governmental entities within the Company's market area.

NOTE D: LOANS AND LEASES

     The Company is engaged in lending activities with borrowers in a wide variety of industries. Lending is concentrated in the areas in which its Subsidiary Banks are located. Loans and leases at December 31 consisted of the following:

                                                               1998           1997
                                                            ----------     ----------
                                                                  (IN THOUSANDS)
       Commercial and other ............................    $  475,554        387,048
       Commercial real estate ..........................       501,204        419,063
        Construction ...................................        59,913         36,518
       Agricultural ....................................       444,784        409,875
       Residential real estate .........................       376,652        387,549
        Construction ...................................        13,397         12,609
       Consumer ........................................       250,803        263,469
       Tax-exempt ......................................        55,477         52,954
                                                            ----------     ----------
         Total .........................................    $2,177,784      1,969,085
                                                            ==========     ==========

     Impaired loans and leases were $13,252,000 and $9,868,000 at December 31, 1998 and 1997, respectively. Impaired loans and leases include nonaccrual and restructured loans and leases. Restructured loans and leases are those for which the terms (principal and/or interest) have been modified as a result of the inability of the borrower to meet the original terms of the loan or lease. The reserve for credit losses included approximately $1,725,000 and $1,751,000 relating to impaired loans and leases at December 31, 1998 and 1997, respectively.

     The effect of nonaccrual and restructured loans and leases on interest income for each of the three years ended December 31 was as follows:

                                                        1998        1997        1996
                                                     ---------   ---------   ---------
                                                              (IN THOUSANDS)
        Interest income
         As originally contracted ................    $1,708         794       1,227
         As recognized ...........................      (324)       (276)       (291)
                                                      ------        ----       -----
        Reduction of interest income .............    $1,384         518         936
                                                      ======        ====       =====

     Other nonperforming assets, consisting of other real estate owned, amounted to $620,000 and $691,000 at December 31, 1998 and 1997, respectively.

     Loans totaling $244,851,000 and $185,774,000 had been pledged to secure Federal Home Loan Bank (FHLB) advances at December 31, 1998 and 1997, respectively. These loans consist of certain qualified residential real estate mortgages, as defined by the FHLB.

     The Company and its subsidiaries have granted loans to the officers and directors (the "Group") of significant subsidiaries. The aggregate dollar amount of loans to the Group was $16,432,000 and $16,689,000 at December 31, 1998 and 1997, respectively. During 1998, $74,024,000 of new loans were made, repayments totaled $74,593,000, and changes in the composition of the Group or their associations increased loans outstanding by $312,000. These loans were made at the prevailing market interest rates.

NOTE E: RESERVE FOR CREDIT LOSSES

     Changes in the reserve for credit losses are as follows:

                                                            1998          1997          1996
                                                          --------      --------      --------
                                                                    (IN THOUSANDS)
         Beginning of year ...........................    $ 34,253       30,482        28,253
          Charge-offs ................................      (3,971)      (2,759)       (2,230)
          Recoveries .................................       1,164        1,026         1,703
                                                          --------       ------        ------
           Net charge-offs ...........................      (2,807)      (1,733)         (527)
          Provision for credit losses ................       5,570        4,746         2,756
          Reserve related to acquired assets .........          --          758            --
                                                          --------       ------        ------
         End of year .................................    $ 37,016       34,253        30,482
                                                          ========       ======        ======

NOTE F: PREMISES AND EQUIPMENT

     Premises and equipment at December 31 consisted of the following:

                                                                            1998       1997
                                                                          --------   -------
                                                                            (IN THOUSANDS)
         Land ..........................................................  $  7,430     7,530
         Buildings and improvements ....................................    58,113    54,573
         Furniture and equipment .......................................    44,814    41,899
                                                                          --------   -------
          Total premises and equipment .................................   110,357   104,002
         Less: accumulated depreciation and amortization ...............    55,967    52,123
                                                                          --------   -------
         Premises and equipment, net ...................................  $ 54,390    51,879
                                                                          ========   =======

NOTE G: SHORT-TERM BORROWINGS

     Short-term borrowings consist of federal funds and repurchase agreements (which generally mature within one to sixty days of the transaction date), treasury, tax and loan notes (which generally mature within one to thirty days), FHLB advances (which mature within one year), and advances under an unsecured revolving credit facility. In January 1999, the size of the credit facility available was $120.0 million, of which $33.0 million was used at December 31, 1998. The facility contains covenants which require the Company to maintain certain levels of capitalization.

     Information related to short-term borrowings for the two years ended December 31 is provided below:

                                                             FEDERAL FUNDS     FEDERAL HOME       TREASURY       REVOLVING
                                                            AND REPURCHASE       LOAN BANK      TAX AND LOAN      CREDIT
                                                              AGREEMENTS        BORROWINGS          NOTES        FACILITY
                                                            --------------     ------------     ------------     ---------
                                                                                 (DOLLARS IN THOUSANDS)
Balance at December 31
 1997 ..................................................      $ 167,174          177,658           14,432          6,000
 1998 ..................................................        221,419           89,500            9,294         33,000
Weighted average interest rate at December 31
 1997 ..................................................           5.41%            5.89             5.00           6.31
 1998 ..................................................           4.96             5.22             4.62           6.52
Maximum amount outstanding at any month end
 1997 ..................................................      $ 206,275          245,372           14,878         18,000
 1998 ..................................................        288,312          178,658           15,167         35,000
Average amount outstanding during the year
 1997 ..................................................      $ 136,924          156,910            8,350          2,200
 1998 ..................................................        196,731          139,520            8,587         22,742
Weighted average interest cost during the year
 1997 ..................................................           5.00%            5.70             4.99           6.36
 1998 ..................................................           5.00             5.55             4.76           6.55

NOTE H: LONG-TERM DEBT

     Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

                                                                     1998        1997
                                                                   --------    --------
                                                                      (IN THOUSANDS)
        Federal Home Loan Bank borrowings .....................    $111,318     24,051
        Installment promissory notes ..........................       4,968      6,187
                                                                   --------     ------
         Total ................................................    $116,286     30,238
                                                                   ========     ======

     The FHLB borrowings bear interest at rates ranging from 4.75% to 7.83%, with maturity dates from 1999 through 2013, and are secured by certain loans and investment securities.

     The installment promissory notes bear interest at rates ranging from 6.94% to 8.53%, paid predominantly in annual installments through 2007.

     Maturities of long-term debt outstanding at December 31, 1998, were as follows:

                                                                   (IN THOUSANDS)
  1999 .......................................................       $ 12,090
  2000 .......................................................          3,770
  2001 .......................................................          1,423
  2002 .......................................................          1,050
  2003 .......................................................          2,423
  Beyond 2003 ................................................         95,530
                                                                     --------
   Total .....................................................       $116,286
                                                                     ========

     At December 31, 1998, $88.5 million of the FHLB borrowings due in years beyond 2003 were subject to call prior to maturity at the option of the FHLB. Of this amount, $21.5 million, $14.0 million, and $53.0 million is callable in 1999, 2001, and 2003, respectively.

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

     The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 1998 and 1997. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1998 and, therefore, current estimates of fair value may differ from the amounts presented. As of December 31, carrying amounts and estimated fair values were:

                                                      1998                        1997
                                          -------------------------   ------------------------
                                                          ESTIMATED                  ESTIMATED
                                            CARRYING         FAIR      CARRYING        FAIR
                                             AMOUNT         VALUE       AMOUNT         VALUE
                                          -----------    ----------   ----------    ----------
                                                              (IN THOUSANDS)
ASSETS
 Cash and due from banks ...............  $  143,831        143,831      135,966       135,966
 Interest bearing deposits .............       1,712          1,712        1,886         1,886
 Securities held to maturity ...........     206,502        212,468      271,625       276,910
 Securities available for sale .........     790,171        790,171      720,624       720,624
 Loans and leases ......................   2,135,615      2,163,881    1,929,874     1,935,749

LIABILITIES
 Demand deposits .......................   1,235,095      1,235,095    1,089,928     1,089,928
 Time deposits .........................   1,335,555      1,339,780    1,352,570     1,359,277
 Short-term borrowings .................     353,213        353,213      365,264       365,264
 Long-term debt ........................     116,286        120,549       30,238        30,521

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

     LOANS AND LEASES -- The fair value of loans (net of unearned discount) and leases is estimated by discounting the future cash flows using the current rates at which similar loans or leases would be made to qualified borrowers and for the same remaining maturities, adjusted by a related portion of the reserve for credit losses.

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

     LONG-TERM DEBT -- For fixed rate debt, the fair value is determined by discounting future cash flows at current rates for debt with similar remaining maturities and call features. For variable rate debt, fair value approximates carrying value.

     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS -- The estimated fair value of these instruments, such as loan commitments and standby letters of credit, approximates their off-balance sheet carrying value due to repricing ability and other terms of the contracts.

NOTE J: EMPLOYEE BENEFIT PLANS

     PENSION PLAN -- The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on age, years of service and the employee's highest average compensation during 60 consecutive months of the last 120 months of employment. In recent years, the Company's funding policy is to contribute annually an amount approaching the maximum amount that can be deducted for federal income tax purposes.

     Contributions are intended to provide for benefits attributed to service to date and for those expected to be earned in the future. The following table sets forth the plan's funded status and amount recognized in the Company's balance sheet at December 31 (based on a valuation date of September 30):

                                                                                    1998            1997
                                                                                 ----------      ---------
                                                                                    (IN THOUSANDS)
     Accumulated benefit obligation, including vested benefits of $20,418
      in 1998, and $16,892 in 1997 ..........................................    $  23,022         19,150
     Increase due to salary projections .....................................        7,112          6,487
                                                                                 ---------         ------
     Projected benefit obligation for service rendered to date ..............       30,134         25,637
     Plan assets, primarily mutual funds, at fair value .....................      (29,782)       (27,783)
                                                                                 ---------        -------
     Projected benefit obligation in excess of (less than) plan assets ......          352         (2,146)
     Unrecognized actuarial (loss) gain .....................................       (1,038)         2,263
     Prior service cost not yet recognized in net periodic expense ..........         (467)          (597)
                                                                                 ---------        -------
      Accrued pension benefit ...............................................    $  (1,153)          (480)
                                                                                 =========        =======

     Net periodic pension cost at December 31 included the following components:

                                                                         1998          1997          1996
                                                                      ----------    ----------    ----------
                                                                                  (IN THOUSANDS)
     Service cost -- benefits earned during the period ...........    $  1,408         1,118         1,145
     Interest cost on projected benefit obligation ...............       1,937         1,715         1,597
     Actual return on plan assets ................................        (946)       (5,495)       (1,240)
     Net amortization and deferral ...............................      (1,363)        3,783          (297)
                                                                      --------        ------        ------
      Net pension cost ...........................................    $  1,036         1,121         1,205
                                                                      ========        ======        ======

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.75% and 4.25%, respectively, at December 31, 1998, and 7.25% and 4.50%, respectively, at December 31, 1997. The expected long-term rate of return on assets in 1998, 1997, and 1996 was 9.0%.

     OTHER POSTRETIREMENT BENEFITS -- The Company provides certain retiree health care benefits relating primarily to medical insurance co-payments to retired employees between the ages of 55 and 65. In accordance with FAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," the Company accrues the cost of these benefits during the employees' active service.

     The following table sets forth the unfunded plan's accumulated postretirement obligation on the Company's balance sheet at December 31 (based on a valuation date of September 30):

                                                                                           1998       1997
                                                                                         --------   --------
                                                                                           (IN THOUSANDS)
     Retirees ........................................................................    $  327       475
     Fully eligible active plan participants .........................................       368       378
     Other active plan participants ..................................................     1,377     1,403
                                                                                          ------     -----
       Total .........................................................................    $2,072     2,256
                                                                                          ======     =====
     Accumulated postretirement benefit obligation
      in excess of plan assets .......................................................    $2,072     2,256
     Unrecognized net gain from past experience different from that
      assumed and from changes in assumptions ........................................     1,299       944
     Prior service cost not yet recognized in net periodic
      postretirement benefit cost ....................................................       128       134
                                                                                          ------     -----
       Accrued postretirement benefit cost ...........................................    $3,499     3,334
                                                                                          ======     =====

     Net periodic postretirement benefit cost at December 31 included the following components:

                                                                                 1998       1997       1996
                                                                               --------   --------   --------
                                                                                       (IN THOUSANDS)
     Service cost -- benefits earned during the period .....................    $ 157        130        122
     Interest cost on accumulated postretirement benefit obligation ........      171        158        148
     Net amortization and deferral .........................................      (53)       (69)       (82)
                                                                                -----        ---        ---
       Net postretirement benefit cost .....................................    $ 275        219        188
                                                                                =====        ===        ===

     For the 1998 measurements, the assumed annual rate of increase in the per capita cost of covered health care benefits was 7.7% for 1998 and 8.6% for 1997; the rate was assumed to decrease gradually to 5.0% for 2001 and remain at that level thereafter. The health care cost trend assumption has a significant effect on the amounts reported.

     The weighted average discount rates used in determining the accumulated postretirement benefit obligation at December 31, 1998 and 1997 were 6.75% and 7.25%, respectively.

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

     Contributions are calculated using a formula based primarily upon the Company's earnings. The expense for 1998, 1997, and 1996 was approximately $2,465,000, $2,264,000 and $1,757,000, respectively.

     EMPLOYEE STOCK OWNERSHIP PLAN -- The ESOP is a defined contribution plan covering substantially all employees, with contributions made exclusively by the Company on a discretionary year-by-year basis. The expense for 1998, 1997, and 1996 was approximately $250,000, $250,000 and $350,000, respectively.

NOTE K: OTHER NONINTEREST INCOME

     Other noninterest income at December 31 consisted of the following:

                                                                          1998      1997      1996
                                                                        --------  --------  --------
                                                                               (IN THOUSANDS)
     Fees on loans ..................................................    $2,944     2,452     2,484
     Other ..........................................................     1,994     1,314     1,291
                                                                         ------     -----     -----
      Total .........................................................    $4,938     3,766     3,775
                                                                         ======     =====     =====

NOTE L: OTHER NONINTEREST EXPENSE

     Other noninterest expense at December 31 consisted of the following:

                                                                         1998        1997       1996
                                                                       ---------   --------   --------
                                                                               (IN THOUSANDS)
     Printing, postage and office supplies .........................    $ 5,487      5,189      4,802
     Marketing .....................................................      4,756      3,609      3,306
     Other real estate owned .......................................         91        149         56
     Other .........................................................     12,157     11,315     10,842
                                                                        -------     ------     ------
      Total ........................................................    $22,491     20,262     19,006
                                                                        =======     ======     ======

NOTE M: INCOME TAXES

     The components of the provision for income taxes at December 31 were as follows:

                                                                      1998        1997         1996
                                                                    ---------   ---------    ---------
                                                                              (IN THOUSANDS)
     Current
      Federal ...................................................    $14,713      12,941       12,290
      State .....................................................      4,281       3,981        4,051
     Deferred ...................................................      2,283         279       (1,204)
                                                                     -------      ------       ------
       Total ....................................................    $21,277      17,201       15,137
                                                                     =======      ======       ======

     A reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate at December 31 was as follows:

                                                                     1998         1997        1996
                                                                  ----------   ----------   --------
                                                                            (IN THOUSANDS)
   Tax at statutory rate ......................................    $21,976       18,291      16,434
   Plus state income tax, net of federal tax benefits .........      3,083        2,588       2,634
                                                                   -------       ------      ------
                                                                    25,059       20,879      19,068
   Less tax effect of:
    Interest on state and political
     subdivision securities ...................................      2,972        2,955       3,003
    Other tax-exempt interest .................................      1,483        1,471       1,499
    Amortization ..............................................       (330)        (260)       (249)
    Minority interest in earnings .............................       (262)        (520)       (560)
    Other .....................................................        (81)          32         238
                                                                   -------       ------      ------
                                                                     3,782        3,678       3,931
                                                                   -------       ------      ------
   Income tax expense .........................................    $21,277       17,201      15,137
                                                                   =======       ======      ======

     The following table sets forth the temporary differences comprising the net deferred taxes included with interest receivable and other assets on the consolidated balance sheet at December 31:

                                                                     1998        1997
                                                                  ----------  ---------
                                                                      (IN THOUSANDS)
   Deferred tax assets
    Provision for credit losses ...............................    $14,804      13,485
    Employee compensation and benefits accruals ...............      1,872       1,562
    Deferred income ...........................................        813         584
    Other .....................................................         55         103
                                                                   -------      ------
     Total ....................................................     17,544      15,734
                                                                   =======      ======
   Deferred tax liabilities
    Deferred expense ..........................................      1,900       1,511
    Depreciation ..............................................      6,767       3,264
    Unrealized gains on securities available for sale .........      2,859       3,642
    Other .....................................................        261         444
                                                                   -------      ------
     Total ....................................................     11,787       8,861
                                                                   -------      ------
   Net deferred tax assets ....................................    $ 5,757       6,873
                                                                   =======      ======

NOTE N: COMMITMENTS AND CONTINGENCIES

     The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations at December 31:

                                                                   1998         1997
                                                                ----------   ---------
                                                                    (IN THOUSANDS)
    Standby letters of credit ...............................    $ 27,217      23,392
    Loan commitments ........................................     489,347     418,101

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

     The Company's potential exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The credit risk associated with letters of credit and loan commitments is substantially the same as extending credit in the form of a loan; therefore, the same credit policies apply in evaluating potential letters of credit or loan commitments. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management's credit evaluation. The type of collateral held varies, but includes accounts receivable, inventory, and productive assets.

     Under a substantially noncancelable contract, the Company is obligated to pay approximately $2 million in annual fees, through February 2004, to its data processing provider. In addition, in early 1999, the Company's data processing provider will also be providing item processing services to the Company's Subsidiary Banks through March 2006. The costs under this contract are calculated in accordance with a volume-based fee schedule, which is subject to change annually.

     The Company is routinely involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or operations.

     The Company issued redeemable preferred stock of Dunn County Bankshares, Inc. ("DCBI") in connection with the acquisition of DCBI's operations in Menomonie, Wisconsin on September 1, 1994.

This stock is cumulative, pays dividends of 3.85% annually, and is generally redeemable at par value plus unpaid dividends after the earlier to occur of (i) the death of the holder, or (ii) the lapse of 5 years from the date of issuance. The Company intends to redeem this preferred stock when it expires in 1999.

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

     At December 31, 1998 and 1997, 960,000 shares of redeemable class A common stock were issued and outstanding. With the exception of shares held in the Company's ESOP, these shares were subject to redemption at a price of $25.28 and $23.24 per share, respectively, which approximated book value. Shares held in the Company's ESOP were redeemed at a price of $36.85 and $31.20 per share, respectively, as determined by an independent appraiser. These shares are owned by employees and Directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. The shares have been classified as redeemable class A common stock subject to redemption at a price, which approximates book value. It is the Company's intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company or its subsidiaries and not be directly repurchased by the Company or the Otto Bremer Foundation.

     Certain restrictions exist regarding the extent to which banks may transfer funds to the Company in the form of dividends. Federal law prevents the Company and its non-bank subsidiaries from borrowing from the Subsidiary Banks unless the loans are secured by specified U.S. obligations. Further, the secured loans that may be made by Subsidiary Banks are generally limited in amount to 10% of the Subsidiary Bank's equity if made to the Company or any individual affiliate and 20% of the Subsidiary Bank's equity if made to all affiliates and the Company in the aggregate. At December 31, 1998, 1997 and 1996, no Subsidiary Banks had extended credit to the Company.

     Payment of dividends to the Company by its Subsidiary Banks is subject to various limitations by bank regulators, which includes maintenance of certain minimum capital ratios. As of December 31, 1998, $47,692,000 of retained earnings of the Subsidiary Banks was available for distribution to the Company as dividends subject to these limitations. Approximately $38,102,000 was available for distribution without obtaining the prior approval of the appropriate bank regulator.

NOTE P: REGULATORY MATTERS

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Qualitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below and as defined in the regulations) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

     The Company's actual capital amounts and ratios as of December 31 are also presented below.

                                                                                       FOR CAPITAL
                                                              ACTUAL                ADEQUACY PURPOSES
                                                      ------------------------    ----------------------
                                                        AMOUNT         RATIO        AMOUNT       RATIO
                                                      ----------     ---------    ----------   ---------
AS OF DECEMBER 31, 1998:
 TOTAL CAPITAL (TO RISK WEIGHTED ASSETS) ..........    $313,708        13.39%      $187,475      8.00%
 TIER I CAPITAL (TO RISK WEIGHTED ASSETS) .........     284,319        12.13         93,738      4.00
 TIER I CAPITAL (TO AVERAGE ASSETS) ...............     284,319         8.58         99,359      3.00

As of December 31, 1997:
 Total Capital (to Risk Weighted Assets) ..........     295,722        13.94        169,669      8.00
 Tier I Capital (to Risk Weighted Assets) .........     269,116        12.69         84,834      4.00
 Tier I Capital (to Average Assets) ...............     269,116         8.70         92,839      3.00

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board's implementation of FDICIA defines "well-capitalized" institutions as those whose Tier I Capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. The Company's Subsidiary Banks ratios in each of these categories met or exceeded the "well-capitalized" ratios as of December 31, 1998.

NOTE Q: BREMER FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED
STATEMENTS:

BALANCE SHEETS

                                                                  DECEMBER 31
                                                            -----------------------
                                                                1998         1997
                                                            ----------    ---------
                                                                (IN THOUSANDS)
   ASSETS
    Cash and cash equivalents ...........................    $  5,994       10,060
    Investment in and advances to:
     Bank subsidiaries ..................................     262,135      244,780
     Non-bank subsidiaries ..............................      67,831       33,211
    Other assets ........................................       5,917        2,534
                                                             --------      -------
      Total assets ......................................    $341,877      290,585
                                                             ========      =======
   LIABILITIES AND SHAREHOLDER'S EQUITY
    Short-term borrowings ...............................    $ 33,000        6,000
    Long-term debt ......................................       3,599        4,022
    Accrued expenses and other liabilities ..............       1,900        1,714
    Redeemable class A common stock .....................      24,270       22,308
    Shareholder's equity ................................     279,108      256,541
                                                             --------      -------
     Total liabilities and shareholder's equity .........    $341,877      290,585
                                                             ========      =======

NOTE Q: BREMER FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED STATEMENTS (CONTINUED):

STATEMENTS OF INCOME

                                                                          YEAR ENDED DECEMBER 31
                                                                   ----------------------------------
                                                                     1998         1997         1996
                                                                   --------     --------     --------
                                                                             (IN THOUSANDS)
      INCOME
       Dividends from:
        Bank subsidiaries .....................................    $ 28,173       28,274       19,281
        Non-bank subsidiaries .................................       4,300       12,850          603
       Interest from subsidiaries .............................       3,060          863          313
       Other interest income ..................................          --          405        1,363
       Gain on sale of securities .............................          --           54          200
       Other income ...........................................         353          274           14
                                                                   --------     --------     --------
        Total income ..........................................      35,886       42,720       21,774

      EXPENSES
       Interest expense:
        Short-term borrowings .................................       1,489          154           --
        Long-term debt ........................................         305          339          373
       Salaries and benefits ..................................         685        1,083          702
       Operating expense paid to subsidiaries .................       1,083        1,148        1,190
       Other operating expenses ...............................         538          679        1,105
                                                                   --------     --------     --------
        Total expenses ........................................       4,100        3,403        3,370
                                                                   --------     --------     --------
        Income before income tax benefit ......................      31,786       39,317       18,404
       Income tax benefit .....................................         208        1,181          788
                                                                   --------     --------     --------
        Income of parent company only .........................      31,994       40,498       19,192
       Equity in undistributed earnings (losses)
        of subsidiaries .......................................       9,517       (5,438)      12,625
                                                                   --------     --------     --------
      NET INCOME ..............................................    $ 41,511       35,060       31,817
                                                                   ========     ========     ========

STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31
                                                                    ----------------------------------
                                                                      1998         1997         1996
                                                                    --------     --------     --------
                                                                              (IN THOUSANDS)
      CASH FLOWS FROM OPERATING ACTIVITIES
       Net income ..............................................    $ 41,511       35,060       31,817
       Adjustments to reconcile net income to net cash
        provided by operating activities
         Equity in undistributed (earnings) losses
          of subsidiaries ......................................      (9,517)       5,438      (12,625)
        Gain on sale of securities .............................          --          (54)        (200)
        Securities amortization ................................          --          115          470
        Other, net .............................................      (3,197)       1,108         (262)
                                                                    --------     --------     --------
         Net cash provided by operating activities .............      28,797       41,667       19,200
                                                                    --------     --------     --------
      CASH FLOWS FROM INVESTING ACTIVITIES
       Investment in and advances to subsidiaries, net .........     (43,600)     (47,104)      (7,624)
       Purchases of securities, net ............................          --      (18,644)     (22,746)
       Proceeds from maturities of securities ..................          --       23,075        5,303
       Proceeds from sales of securities .......................          --       17,842       15,540
                                                                    --------     --------     --------
         Net cash used by investing activities .................     (43,600)     (24,831)      (9,527)
                                                                    --------     --------     --------
      CASH FLOWS FROM FINANCING ACTIVITIES
       Short-term borrowings, net ..............................      27,000        6,000           --
       Repayments of long-term debt ............................        (423)        (424)        (424)
       Dividends paid ..........................................     (15,840)     (14,400)     (12,600)
                                                                    --------     --------     --------
         Net cash provided (used) by financing activities ......      10,737       (8,824)     (13,024)
                                                                    --------     --------     --------
      (Decrease) increase in cash and cash equivalents .........      (4,066)       8,012       (3,351)
      Cash and cash equivalents
        Beginning of year ......................................      10,060        2,048        5,399
                                                                    --------     --------     --------
        End of year ............................................    $  5,994       10,060        2,048
                                                                    ========     ========     ========

NOTE R: SUBSEQUENT EVENTS

     Subsequent to December 31, 1998, the Company and the shareholders of Dean Financial Services, Inc. ("Dean") entered into a Stock Purchase Agreement (the "Agreement") under which the Company is to acquire all of the shares of capital stock of Dean. The acquisition under the Agreement is subject to the receipt of various governmental approvals and other customary closing conditions. The acquisition is expected to close in April 1999. Dean is a privately-held bank holding company with approximately $312 million in assets with four charter banks serving 11 locations in Minnesota.

     Subsequent to December 31, 1998, the Company was engaged in discussions to purchase Northwest Equity Corp. of Amery, Wisconsin, and its subsidiary, Northwest Savings Bank. Northwest Savings Bank has assets of approximately $100 million with three locations in Amery, New Richmond, and Siren, Wisconsin.




           (The remainder of this page was intentionally left blank.)

                          INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BREMER FINANCIAL CORPORATION


     We have audited the accompanying consolidated balance sheets of Bremer Financial Corporation and subsidiaries (the Company), a subsidiary of the Otto Bremer Foundation, as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bremer Financial Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP


January 26, 1999
Minneapolis, Minnesota

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No event requiring disclosure pursuant to this Item 9 has occurred during the two years ended December 31, 1998.


                                    PART III.

     Items 10 through 13 of the Form 10-K are omitted because the Company will file before April 30, 1999 a definitive Proxy Statement (the "Proxy Statement") conforming to Schedule 14A involving the election of directors. The information required by Items 10, 11, 12 and 13 of Part III of the Form 10-K are hereby incorporated by reference to such Proxy Statement.


                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          (1) The following financial statements of Bremer Financial Corporation are part of this document under Item 8. Financial Statements and Supplementary Data:

                    Consolidated Balance Sheets -- December 31, 1998 and December 31, 1997

                    Consolidated Statements of Income -- Years ended December 31, 1998, 1997 and 1996

                    Consolidated Statements of Shareholder's Equity -- Years ended December 31, 1998, 1997 and 1996

                    Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997 and 1996

                    Notes to Consolidated Financial Statements

                    Independent Auditors' Report

          (2) Financial statement schedules are omitted as they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

          (3)  The following exhibits are filed as a part of this report:

                    10.1 Bremer Financial Corporation 1998 Executive Annual Incentive Compensation Plan for Chief Credit Officer; Chief Financial Officer; Chief Information Officer; Human Resources Director; and Operations Director.

                    10.2 Bremer Financial Corporation 1998 Executive Annual Incentive Compensation Plan for Group Presidents.

                    10.3 Bremer Financial Corporation 1998 Executive Annual Incentive Compensation Plan for Chairman of the Board of Bremer Financial Corporation.

                    10.4 Bremer Financial Corporation 1998 Executive Annual Incentive Compensation Plan for President and CEO of Bremer Financial Corporation.

                    21    Subsidiaries of the Company.

                    27    Financial Data Schedule.

          The following exhibits are incorporated by reference to Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1997:

                  10.5 Bremer Financial Corporation 1997 Executive Incentive Compensation Plan for Director, Operations & Technology; Retail Banking Services Director; Chief Information Officer; Chief Financial Officer, Chief Credit Officer, and Human Resources Director.

                  10.6 Bremer Financial Corporation 1997 Executive Incentive Compensation Plan for Group Presidents.

                  10.7 Bremer Financial Corporation 1997 Executive Incentive Compensation Plan for Chief Operating Officer.

                  10.8 Bremer Financial Corporation 1997 Executive Incentive Compensation Plan for President and CEO.

            The following exhibits are incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, and 10.6, respectively, to the Company's
      Annual Report on Form 10-K for the year ended December 31, 1996:

                  10.9 Bremer Financial Corporation 1996 Executive Incentive Compensation Plan for Chief Financial Officer; Chief Credit Officer; and Human Resources Director.

                  10.10 Bremer Financial Corporation 1996 Executive Incentive
                        Compensation Plan for Group Presidents.

                  10.11 Bremer Financial Corporation 1996 Executive Incentive
                        Compensation Plan for Chief Operating Officer.

                  10.12 Bremer Financial Corporation 1996 Executive Incentive
                        Compensation Plan for President and CEO.

                  10.13 Bremer Financial Corporation 1996 Long-Term Compensation
                        Plan for Group Presidents and Chief Operating Officer.

                  10.14 Bremer Financial Corporation 1996 Long-Term Incentive
                        Compensation Plan for President and CEO.

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

            The following exhibits are incorporated by reference to Exhibits 3.1, 10.12, 10.13, 10.14, 10.15, and 10.16, respectively, to the Company's
      Registration Statement on Form S-1 filed with the SEC on February 10,
      1989:

                   3.2 Restated Articles of Incorporation of the Company in effect on the date hereof.

                  10.15 Bremer Financial Corporation Employee Stock Ownership
                        Plan and Trust Agreement.

                  10.16 Bremer Banks Profit Sharing Plus Plan, as amended and restated effective January 1, 1986, and Amendment No. 1 thereto.

                  10.17 Bremer Banks Profit Sharing Plus Trust Agreement dated
                        October 1, 1986 and Amendment No. 1 thereto.

                  10.18 Bremer Banks Retirement Plan as effective April 1, 1985.

                  10.19 Bremer Banks Retirement Plan Trust Agreement (as revised and restated effective January 1, 1976).

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

                   4.1 Specimen of Stock Certificate evidencing Class A Common Stock.

                   4.2 Specimen of Stock Certificate evidencing Class B Common Stock.

                  99.3  Otto Bremer Foundation Trust Instrument dated May 22,
                        1944.


      (b) The Company filed no Current Reports on Form 8-K during the fourth quarter of 1998, which ended December 31, 1998. The Company did file the following Current Reports on Form 8-K subsequent to December 31, 1998 but before the filing of this Form 10-K dated March 12, 1999:

            Form 8-K filed January 28, 1999 relating to the Company entering into a Stock Purchase Agreement with Dean Financial Services, Inc. under which the Company is to acquire all of the shares of capital stock of Dean.

            Form 8-K filed February 22, 1999 relating to the Company signing a definitive agreement to purchase Northwest Equity Corp. and its subsidiary, Northwest Savings Bank.

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


March 12, 1999.                  Bremer Financial Corporation



                                 By             /S/ STAN K. DARDIS
                                   ---------------------------------------------
                                                  Stan K. Dardis
                                      ITS PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on March 12, 1999 in the capacities indicated.

                                                /S/ STAN K. DARDIS
                                   ---------------------------------------------
                                                 Stan K. Dardis
                                     ITS PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                  AND DIRECTOR


                                              /S/ TERRY M. CUMMINGS
                                   ---------------------------------------------
                                                Terry M. Cummings
                                        CHAIRMAN OF THE BOARD AND DIRECTOR


                                           /S/ WILLIAM H. LIPSCHULTZ
                                   ---------------------------------------------
                                              William H. Lipschultz
                                           VICE PRESIDENT AND DIRECTOR


                                            /S/ CHARLOTTE S. JOHNSON
                                   ---------------------------------------------
                                              Charlotte S. Johnson
                                           VICE PRESIDENT AND DIRECTOR


                                              /S/ SHERMAN WINTHROP
                                   ---------------------------------------------
                                                Sherman Winthrop
                                                    DIRECTOR


                                             /S/ DANIEL C. REARDON
                                   ---------------------------------------------
                                               Daniel C. Reardon
                                          VICE PRESIDENT AND DIRECTOR


                                              /S/ ROBERT B. BUCK
                                   ---------------------------------------------
                                                Robert B. Buck
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                       OFFICER (PRINCIPAL FINANCIAL OFFICER)


                                              /S/ STUART F. BRADT
                                   ---------------------------------------------
                                                Stuart F. Bradt
                                     CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


Description of Exhibits                                                    Page

10.1 Bremer Financial Corporation 1998 Executive Annual Incentive Compensation Plan for Chief Credit Officer; Chief Financial
         Officer; Chief Information Officer; Human Resources Director;
         and Operations Director.                                            51

10.2     Bremer Financial Corporation 1998 Executive Annual Incentive
         Compensation Plan for Group Presidents.                             55

10.3 Bremer Financial Corporation 1998 Executive Annual Incentive Compensation Plan for Chairman of the Board of Bremer
         Financial Corporation.                                              58

10.4 Bremer Financial Corporation 1998 Executive Annual Incentive Compensation Plan for President and CEO of Bremer Financial
         Corporation.                                                        61

21       Subsidiaries of the Company.                                        64

27       Financial Data Schedule.