Form 10-Q
period 1999-03-31
BREMER FINANCIAL CORPORATION
filed 1999-05-14
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number    0-18342
                       --------------------------------------------------------

                          Bremer Financial Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                    41-0715583
--------------------------------             ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             445 Minnesota St., Suite 2000, St. Paul, MN 55101-2107
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (651) 227-7621
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable.
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

            As of March 31, 1999, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999


                                      INDEX


PART I --  FINANCIAL INFORMATION                                            Page
                                                                            ----

           Item 1  --  Financial Statements                                   2

           Item 2  --  Management's Discussion and Analysis                   8
                       of Financial Condition and Results
                       of Operations

PART II --  OTHER INFORMATION


           Item 5  --  Other information                                     25

           Item 6  --  Exhibits and Reports on Form 8-K                      26

           Signatures                                                        27

ITEM 1. FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31        DECEMBER 31         MARCH 31
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                        1999              1998              1998
                                                                                    -----------       -----------       -----------
                                                                                    (UNAUDITED)                         (Unaudited)
ASSETS
     Cash and due from banks                                                        $   111,609       $   143,831       $   114,616
     Interest bearing deposits                                                            1,807             1,712             1,922
     Investment securities held to maturity (fair value of $169,517
          $185,398 and $174,036, respectively)                                          164,398           179,359           167,890
     Mortgage-backed securities held to maturity (fair value of $22,694
          $27,070 and $70,286, respectively)                                             22,732            27,143            70,567
                                                                                    -----------       -----------       -----------
          TOTAL SECURITIES HELD TO MATURITY                                             187,130           206,502           238,457
     Investment securities available for sale (amortized cost of $82,365
          $103,872 and $137,293, respectively)                                           83,875           105,491           138,515
     Mortgage-backed securities available for sale (amortized cost of $723,463
          $679,134 and $632,603, respectively)                                          726,372           684,680           640,019
                                                                                    -----------       -----------       -----------
          TOTAL SECURITIES AVAILABLE FOR SALE                                           810,247           790,171           778,534
     Loans and leases                                                                 2,152,442         2,177,784         2,003,510
          Reserve for credit losses                                                     (37,968)          (37,016)          (35,206)
          Unearned discount                                                              (5,005)           (5,153)           (5,067)
                                                                                    -----------       -----------       -----------
          NET LOANS AND LEASES                                                        2,109,469         2,135,615         1,963,237
     Premises and equipment, net                                                         55,881            54,390            52,551
     Interest receivable and other assets                                                62,062            65,858            58,859
                                                                                    -----------       -----------       -----------

                    TOTAL ASSETS                                                    $ 3,338,205       $ 3,398,079       $ 3,208,176
                                                                                    ===========       ===========       ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
     Noninterest bearing deposits                                                   $   306,266       $   369,215       $   301,834
     Interest bearing deposits                                                        2,211,488         2,201,435         2,141,238
                                                                                    -----------       -----------       -----------
          TOTAL DEPOSITS                                                              2,517,754         2,570,650         2,443,072
     Federal funds purchased and repurchase agreements                                  247,001           221,419           179,669
     Other short-term borrowings                                                        104,372           131,794           191,352
     Long-term debt                                                                     116,865           116,286            55,119
     Accrued expenses and other liabilities                                              41,282            51,568            42,201
                                                                                    -----------       -----------       -----------
          TOTAL LIABILITIES                                                           3,027,274         3,091,717         2,911,413

     Minority interests                                                                     907               905            10,059
     Redeemable preferred stock, $100 par, 80,000 shares authorized;
          71,594 shares issued; and outstanding shares of 20,187,
          20,787, and 20,837, respectively                                                2,019             2,079             2,084
     Redeemable class A common stock, 960,000 shares
          issued and outstanding                                                         24,640            24,270            22,770

     Shareholder's equity
          Common stock
               Class A, no par, 12,000,000 shares authorized;
                    240,000 shares issued and outstanding                                    57                57                57
               Class B, no par, 10,800,000 shares authorized,
                    issued and outstanding                                                2,562             2,562             2,562
          Retained earnings                                                             278,460           272,696           254,637
          Accumulated other comprehensive income                                          2,286             3,793             4,594
                                                                                    -----------       -----------       -----------

          TOTAL SHAREHOLDER'S EQUITY                                                    283,365           279,108           261,850
                                                                                    -----------       -----------       -----------

                    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                      $ 3,338,205       $ 3,398,079       $ 3,208,176
                                                                                    ===========       ===========       ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31
                                                                     ------------------------------------
                                                                       1999          1998          1997
                                                                     --------      --------      --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
     Loans and leases, including fees                                $ 45,443      $ 43,766      $ 37,962
     Securities
          Taxable                                                      12,016        12,228        11,543
          Tax-exempt                                                    2,630         2,740         2,758
     Federal funds sold                                                   131           222            --
     Other                                                                 27            28            23
                                                                     --------      --------      --------
          Total interest income                                        60,247        58,984        52,286
                                                                     --------      --------      --------
INTEREST EXPENSE
     Deposits                                                          22,971        24,024        21,590
     Federal funds purchased and repurchase agreements                  2,421         1,981         1,655
     Other short term borrowings                                        1,634         2,662         1,188
     Long term debt                                                     1,502           656           889
                                                                     --------      --------      --------
          Total interest expense                                       28,529        29,323        25,322
                                                                     --------      --------      --------
          Net interest income                                          31,718        29,661        26,964
     Provision for credit losses                                        1,690         1,209           858
                                                                     --------      --------      --------
          Net interest income after provision for credit losses        30,028        28,452        26,106
                                                                     --------      --------      --------
NONINTEREST INCOME
     Service charges                                                    4,224         3,976         3,603
     Insurance                                                          2,133         1,686         1,664
     Trust                                                              1,858         1,742         1,495
     Brokerage                                                          1,043           745           643
     Gain on sale of loans                                              1,091         1,112           328
     Gain / (loss) on sale of securities                                1,774         1,210          (265)
     Other                                                              1,548         1,523         1,096
                                                                     --------      --------      --------
          Total noninterest income                                     13,671        11,994         8,564
                                                                     --------      --------      --------
NONINTEREST EXPENSE
     Salaries and wages                                                12,779        11,734        10,376
     Employee benefits                                                  3,355         3,022         2,927
     Occupancy                                                          1,708         1,580         1,482
     Furniture and equipment                                            2,122         1,797         1,668
     Data processing fees                                               1,539         1,497         1,999
     FDIC premiums and examination fees                                   310           300           (84)
     Goodwill and other intangibles                                       442           413           358
     Other                                                              6,031         4,776         4,306
                                                                     --------      --------      --------
          Total noninterest expense                                    28,286        25,119        23,032
                                                                     --------      --------      --------
INCOME BEFORE INCOME TAX EXPENSE                                       15,413        15,327        11,638
     Income tax expense                                                 5,188         5,325         3,834
                                                                     --------      --------      --------
NET INCOME                                                           $ 10,225      $ 10,002      $  7,804
                                                                     ========      ========      ========
Per common share amounts:
     Net income-basic                                                $   0.85      $   0.83      $   0.65
     Dividends paid                                                      0.33          0.33          0.30

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                  ACCUMULATED
                                                                                     OTHER
                                                                COMMON STOCK     COMPREHENSIVE   COMPREHENSIVE   RETAINED
                                                             CLASS A   CLASS B       INCOME          INCOME      EARNINGS    TOTAL
                                                             -------   -------   -------------   -------------   --------   -------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1996                                   $    57    2,562        1,180                        230,071   233,870
Comprehensive income
   Net income                                                                                        35,060        35,060    35,060
   Other comprehensive income
      Change in net unrealized gain (loss) on securities
         available for sale, net of $2,655 tax expense                               3,982            3,982                   3,982
                                                                                                     ------
   Comprehensive income                                                                              39,042
                                                                                                     ======
Dividends, $1.20 per share                                                                                        (14,400)  (14,400)
Allocation of net income in excess of dividends and change
   in net unrealized gain (loss) on securities available
   for sale to redeemable class A common stock                                        (319)                        (1,652)   (1,971)
                                                             -------    -----        -----                        -------   -------
BALANCE, DECEMBER 31, 1997                                        57    2,562        4,843                        249,079   256,541
Comprehensive income
   Net income                                                                                        41,511        41,511    41,511
   Other comprehensive income
      Change in net unrealized gain (loss) on securities
         available for sale, net of $761 tax benefit                                (1,141)          (1,141)                 (1,141)
                                                                                                     ------
   Comprehensive income                                                                              40,370
                                                                                                     ======
Dividends, $1.32 per share                                                                                        (15,840)  (15,840)
Allocation of net income in excess of dividends and change
   in net unrealized gain (loss) on securities available
   for sale to redeemable class A common stock                                          91                         (2,054)   (1,963)
                                                             -------    -----        -----                        -------   -------
BALANCE, DECEMBER 31, 1998                                        57    2,562        3,793                        272,696   279,108
Comprehensive income
   Net income                                                                                        10,225        10,225    10,225
   Other comprehensive income
      Change in net unrealized gain (loss) on securities
         available for sale, net of $1,096 tax benefit                              (1,639)          (1,639)                 (1,639)
                                                                                                     ------
   Comprehensive income                                                                               8,586
                                                                                                     ======
Dividends, $.33 per share                                                                                          (3,960)   (3,960)
Allocation of net income in excess of dividends and change
   in net unrealized gain (loss) on securities available
   for sale to redeemable class A common stock                                         132                           (501)     (369)
                                                             -------    -----        -----                        -------   -------
BALANCE, MARCH 31, 1999                                      $    57    2,562        2,286                        278,460   283,365
                                                             =======    =====        =====                        =======   =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
INFORMATION SUBSEQUENT TO DECEMBER 31, 1998 IS UNAUDITED.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           Three Months Ended March 31
                                                                                    -----------------------------------------
                                                                                       1999            1998            1997
                                                                                    ---------       ---------       ---------
                                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                    $  10,225       $  10,002       $   7,804
      Adjustments to reconcile net income to net cash
          provided by operating activities
             Provision for credit losses                                                1,690           1,209             858
             Depreciation and amortization                                              2,451           2,033           1,748
             Minority interests in earnings of subsidiaries                                 7             400             340
             (Gain) loss on sale of securities                                         (1,774)         (1,210)            265
             Gain on sale of other real estate owned, net                                 (24)             (1)            (23)
             Other assets and liabilities, net                                         (5,951)           (212)         (1,356)
             Proceeds from sales of other real estate owned                               148             286              54
             Cash receipts related to loans originated specifically for resale         57,820          48,540          16,450
             Cash payments related to loans originated specifically for resale        (58,169)        (48,774)        (16,506)
                                                                                    ---------       ---------       ---------
             Net cash provided by operating activities                                  6,423          12,273           9,634
                                                                                    ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
      Deposits in other banks, net                                                        (95)            (36)            180
      Purchases of securities available for sale                                     (181,982)       (150,065)       (103,123)
      Purchases of securities held to maturity                                        (18,452)         (2,689)         (6,525)
      Proceeds from maturities of securities available for sale                        85,519          38,504          39,859
      Proceeds from maturities of securities held to maturity                          37,791          35,233           8,524
      Proceeds from sales of securities available for sale                             75,219          55,027          51,441
      Loans and leases, net                                                            24,805         (34,338)         15,460
      Acquisition of premises and equipment                                            (3,268)         (2,304)         (3,015)
                                                                                    ---------       ---------       ---------
             Net cash provided by (used in) investing activities                       19,537         (60,668)          2,801
                                                                                    ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Noninterest bearing deposits, net                                               (62,949)        (42,687)        (55,556)
      Interest bearing deposits (excluding certificates of deposit), net                3,454          35,694          (2,133)
      Certificates of deposits, net                                                     6,599           7,567          16,262
      Federal funds purchased and repurchase agreements, net                           25,582          12,495         (43,940)
      Other short-term borrowings, net                                                (27,422)         (6,738)         15,580
      Proceeds from issuance of long-term debt                                          1,428          30,768           2,774
      Repayments of long-term debt                                                       (849)         (5,887)         (2,851)
      Dividends paid to minority interests                                                 (5)           (147)           (139)
      Redeemable preferred stock                                                          (60)            (60)             --
      Dividends paid                                                                   (3,960)         (3,960)         (3,600)
                                                                                    ---------       ---------       ---------
             Net cash (used in) provided by financing activities                      (58,182)         27,045         (73,603)
                                                                                    ---------       ---------       ---------
             Net decrease in cash and due from banks                                  (32,222)        (21,350)        (61,168)
      Cash and due from banks
          Beginning of period                                                         143,831         135,966         159,832
                                                                                    ---------       ---------       ---------
          End of period                                                             $ 111,609       $ 114,616       $  98,664
                                                                                    =========       =========       =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

B. GENERAL. The consolidated financial statements include the accounts of Bremer Financial Corporation and Subsidiaries. All material intercompany transactions and balances are eliminated in consolidation. The Company has not changed its accounting policies from those stated for the year ended December 31, 1998 and included in its Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 12, 1999.

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

F. REDEEMABLE CLASS A COMMON STOCK. At March 31, 1999, the 960,000 class A shares were generally redeemable at $25.67 per share. Since January 1, 1999 and through March 31, 1999, options to call 18,011.1603 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's Subsidiaries. During the same period, a total of 2,100 shares changed hands directly between individuals.

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

H. COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." The Company adopted FAS No. 130 on January 1, 1998, and reported comprehensive income for the first quarter of 1999 of $8.6 million as compared to the $9.7 million reported for the first quarter of 1998. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on securities available for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Earnings Summary

Bremer Financial Corporation (the "Company") recorded net income of $10.2 million for the first quarter of 1999, a 2.2% increase from the $10.0 million earned in the first quarter of 1998. Contributing positively to earnings in the first three months of 1999 were a 14.0% or $1.7 million increase in noninterest income coupled with an increase in net interest income of 6.9% or $2.1 million. Partially offsetting these positive increases were a 12.6% or $3.2 million increase in noninterest expense and a $481 thousand increase in the provision for credit losses.

Return on average assets ("ROA") was 1.25% for the first quarter of 1999, compared to 1.34% for the same period in 1998. Return on average realized equity ("RORE") was 13.71% for the first quarter of 1999, compared to 14.66% for the same quarter of 1998. Table I presents a summary of the components affecting the change in year-to-date return on assets from March 31, 1998 to March 31, 1999.

Shareholder's Equity and Dividends

Shareholder's equity and redeemable class A common stock totaled $308.0 million at March 31, 1999, representing a book value per share of $25.67, an 8.2% increase from $23.72 at March 31, 1998. Dividends paid per share of $.33 in the first quarter of 1999 remained unchanged from each of the four quarters of 1998. The Company maintains a strong capital position compared to industry standards. Table II presents various regulatory capital ratios.

Securities classified as available for sale are recorded at market value on the Company's balance sheet, with unrealized gains or losses, net of tax, included in shareholder's equity. The net unrealized gain or loss in shareholder's equity had the effect of increasing the book value per share by $.21 as of March 31, 1999 and increasing the book value per share by $.42 as of March 31, 1998.

Net Interest Income

Tax-equivalent net interest income for the first quarter of 1999 was $33.5 million, an increase of $2.0 million or 6.4% from the first quarter of 1998. The net interest margin increased from 4.32% in the first quarter of 1998 to 4.33% in the first quarter of 1999. Table III presents the quarter-to-quarter comparison of tax-equivalent net interest income and net interest margins.

As presented in Table IV, the net interest margin for the first quarter of 1999 was positively impacted by changes in product mix. Negatively impacting the margin were changes in interest rate spread and an increase in nonaccrual loans over the first quarter of 1998.

The Company uses various tools to assess its current interest rate sensitivity position, such as gap analysis, simulation of future net interest income, and a valuation model which measures the sensitivity of balance sheet valuations to changes in interest rates. In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows generated. The impact on valuations is then calculated for a 200 basis point rate shock. At March 31, 1999, the valuation model indicates that the value of assets would decline 3.7% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity impact from this 200 basis point increase in interest rates would be a decrease of 12.2%.

Nonperforming Assets

Table VI shows the details of nonperforming assets at March 31, 1999, December 31, 1998 and March 31, 1998. Nonperforming assets, which include nonperforming loans and leases and other real estate owned ("OREO"), were $16.3 million at March 31, 1999. This total represents an increase of $2.4 million from December 31, 1998 and an increase of $5.8 million from March 31, 1998. Nonperforming assets as a percentage of total loans, leases and OREO increased to .76% as of March 31, 1999 from .64% as of December 31, 1998, and from .52% as of March 31, 1998.

Nonperforming loans and leases, which include nonaccrual and restructured loans and leases, were $15.6 million at March 31, 1999, an increase of $2.4 million from December 31, 1998 and an increase of $5.7 million from March 31, 1998. The ratio of nonperforming loans and leases to total loans and leases increased to
 .73% at March 31, 1999 from .61% as of December 31, 1998, and .50% at March 31, 1998. The ratio of nonperforming assets and past due loans and leases to total loans, leases and OREO increased to .94% at March 31, 1999 from .69% at December 31, 1998, and .73% at March 31, 1998. The level of at-risk performing loans and leases (with an internal loan review rating of either substandard, doubtful or loss) decreased $20.1 million or 18.0% to $91.7 million at March 31, 1999 from $111.8 million at March 31, 1998. The ratio of classified loans and leases to total loans and leases declined to 5.0% on March 31, 1999 from 5.6% on March 31, 1998. Net charge-offs were $740 thousand for the first three months of 1999 as compared to $256 thousand in the same period in 1998.

OREO, which includes real estate acquired in loan settlements, increased to $651 thousand at March 31, 1999 from $620 thousand at December 31, 1998.

Reserve for Credit Losses

The Company's reserve for credit losses was 243.3% of nonperforming loans and leases at March 31, 1999 compared to 279.3% at December 31, 1998 and 355.8% at March 31, 1998. Management believes the current reserve is adequate to cover the risks inherent in the portfolio, including the risk of nonperforming loans and leases that have been identified for careful monitoring.

The reserve for credit losses increased to $38.0 million at March 31, 1999 from $35.2 million at March 31, 1998. While the loan portfolio increased 7.43%, the reserve for credit losses increased $2.8 million or 7.95% from March 31, 1998 to March 31, 1999, causing the reserve to outstanding loans and leases ratio to increase from 1.76% to 1.77%. Table VII presents the activity in the reserve for credit losses.

Noninterest Income

As presented in Table VIII, noninterest income was $13.7 million for the first quarter of 1999 compared to $12.0 million for the first quarter of 1998, representing a $1.7 million or 14.0% improvement. Contributing to this increase in operating noninterest income were a $447 thousand increase in insurance commission income, a $298 thousand increase in brokerage income, and a $248 thousand increase in service charge income.

Noninterest Expense

As presented in Table IX, noninterest expense increased $3.2 million or 12.6% in the first quarter of 1999 compared to the first quarter of 1998. Operating expenses of acquired entities, market expansions, and investment spending unfavorably impacted the comparison of noninterest expense between the first quarter of 1999 and 1998.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio was 61.18% for the first three months of 1999 compared to 58.00% for the same period in 1998, as the increase in recurring noninterest expense of 13.2% more than offset the 6.4% and 10.3% increases in tax-equivalent net interest income and recurring noninterest income, respectfully.

Taxes

Comparing the first three months of 1999 to the first three months of 1998, the Company's effective tax rate decreased from 34.7% to 33.7%.

Balance Sheet Growth

Assets

Both average total assets and average earning assets increased by 5.9% from the first three months of 1998 to the first three months of 1999, increasing $185.2 million and $174.7 million, respectively.

Loans and Leases

From the first quarter of 1998 to the first quarter of 1999, average loans and leases increased $159.0 million or 8.1%. Loan categories supporting this growth were commercial, commercial real estate, agricultural, and tax exempt, which increased $82.2 million, $96.8 million, $19.4 million, and $2.7 million, respectively, while residential real estate and consumer loans decreased by $26.8 million and $15.3 million, respectively. The Company is not involved in highly-leveraged transaction lending or lending to foreign countries.

Securities

Average securities increased $20.7 million or 2.1% from the first three months of 1998 to the first three months of 1999. Taxable securities increased $25.7 million or 3.3%, while tax-exempt securities decreased $5.0 million or 2.4%. The average maturity of the portfolio was 67 months at March 31, 1999, with an average yield to maturity on the $997 million portfolio of 6.59%, unrealized gains of $5.3 million and unrealized losses of $252 thousand for held to maturity securities. In accordance with FAS No. 115, the available for sale investments are recorded inclusive of any unrealized gains or losses.

Liabilities

Comparing the first three months of 1999 to the first three months of 1998, average interest bearing liabilities increased $149.5 million or 5.9%, while average deposits increased $118.6 million or 4.9%. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank advances, and an unsecured revolving credit facility, decreased $11.2 million or 3.2%. Average long-term debt, which consists primarily of Federal Home Loan Bank advances, increased $60.7 million or 123.2%.

Impact of the Year 2000 Issue

The Year 2000 issue is the result of computer systems being written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company that have date-sensitive software may recognize a date using "00" for the year as the year 1900 rather than the year 2000, or vice versa. This could result in a system failure or miscalculations causing disruptions of operations, including an inability to process transactions, calculate interest accruals, or engage in similar normal business activities.

The Company has a Year 2000 project in place to anticipate, correct, and plan for the many ways the century date change may affect its systems, customers, and business infrastructure. The Company's definition of Year 2000 readiness requires that all systems and services are reasonably assured to function effectively through all Year 2000 related date issues, with contingency plans for all medium and high priority systems. At March 31, 1999, the Company was 100% complete with all Critical Systems, 100% done with all Customer Assessments, and 75% done with Contingency Planning, which is scheduled to be completed by June 30, 1999. The Company's Year 2000 issues relating to third parties with which it holds a material relationship are discussed below:

CORE APPLICATIONS. The Company's core application systems, which include loans, deposits, investments, and general ledger, are handled by Information Technologies, Inc. ("ITI"), which is owned by FiServ, one of the largest distributors of bank software in the world. The Company is working closely with this vendor, including one completed expansive test of all modules. The Company conducted a test of 172 components in October 1998 and found nine non-critical issue areas. The Company conducted a second test in February 1999 and verified that these issues were resolved.

DATA AND ITEM PROCESSING. The two most transaction-intensive and system-critical operations in banking are related to data and item processing. Data processing is managed for the Company off site by Electronic Data Services, Inc. ("EDS"), the largest processor of bank data in the world. EDS has extensive disaster recovery plans that include a remote processing site. EDS has also helped the Company coordinate an extensive integrated test of the Company's core systems, as well as all ITI interfaced systems. Item processing (handling of all checks and other paper items) is also managed by EDS within the Company's own facilities in West Saint Paul, Minnesota.

CUSTOMERS. The Company has assessed the Year 2000 readiness of most of its major customers and included the results of Year 2000 assessments into its credit review and approval process.

The Company has spent $730 thousand for Year 2000 preparedness. These costs were primarily for software upgrades, infrastructure changes, and testing. The Company has also spent approximately $3.9 million on a new PC network infrastructure, due to be completed by June 1999, some of which is directly related to Year 2000 issues and some of which is additional investments in technology. The Company estimates an additional $20 to $100 thousand may be expended in 1999 for costs associated with Year 2000 issues.

The Company has identified three worst case scenarios that it has been addressing and will continue to address through June 1999, as described below:

POWER OUTAGES. Bremer Service Center, which provides operations and support services to the Subsidiary Banks, can operate as a contingency bank for any of the Company's Subsidiary Banks through the phone bank. This means that a branch anywhere in the Company's system which can not operate due to power outages needs only to find a bank of telephones to conduct all core applications. The Bremer Service Center has a diesel generator which can run the entire building as long as fuel is available. If this facility still has power issues, all core application transactions from our branch network will be re-routed through the Company's South Saint Paul bank; (this re-routing has been tested).

BREMER SERVICE CENTER FAILURE. Bremer Service Center houses the Company's connection to its data processor and the staff to deal with customer service, phone banking, and other operational issues. If Bremer Service Center is incapacitated, the Company has a separate route for all Subsidiary Banks to get to EDS through one of the Company's Subsidiary Banks located in South Saint Paul, Minnesota. The Company has standby T1 lines in place ready to re-route bank transactions to EDS.

DATA PROCESSOR (EDS) FAILURE. EDS has a disaster recovery system that includes a remote processing site for a complete replication of the Company's information. If EDS is completely unavailable, the Company has manual procedures in place to keep its doors open and serve customers. EDS has a "hot site" standing by to handle all transactions if the main site is down.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        FINANCIAL HIGHLIGHTS (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31
                                                1999              1998          CHANGE
                                             ----------        ----------       ------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
   Total interest income                     $   60,247        $   58,984          2.1%
   Net interest income                           31,718            29,661          6.9
   Net interest income (1)                       33,531            31,527          6.4
   Provision for credit losses                    1,690             1,209         39.8
   Noninterest income                            13,671            11,994         14.0
   Noninterest expense                           28,286            25,119         12.6
   Net income                                    10,225            10,002          2.2
   Dividends                                      3,960             3,960          --

AVERAGE BALANCES
   Assets                                     3,333,083         3,147,870          5.9
   Loans and leases                           2,125,445         1,966,453          8.1
   Securities                                   998,557           977,890          2.1
   Deposits                                   2,528,519         2,409,899          4.9
   Redeemable class A common stock               24,455            22,539          8.5
   Shareholder's equity                         281,237           259,195          8.5

PERIOD-END BALANCES
   Assets                                     3,338,205         3,208,176          4.1
   Loans and leases                           2,147,437         1,998,444          7.5
   Securities                                   997,377         1,016,992         (1.9)
   Deposits                                   2,517,754         2,443,072          3.1
   Redeemable class A common stock               24,640            22,770          8.2
   Shareholder's equity                         283,365           261,850          8.2

FINANCIAL RATIOS
   Return on assets (2)                            1.25%             1.34         (6.7)
   Return on realized equity (3)(4)               13.71             14.66         (6.5)
   Average equity/assets (3)(4)                    9.07              8.79          3.2
   Dividend payout                                38.73             39.59         (2.2)
   Net interest margin (1)                         4.33              4.32          0.2
   Efficiency ratio                               61.18             58.00          5.5
   Net charge-offs/average loans and leases        0.14              0.05        180.0
   Reserve/period-end loans and leases             1.77              1.76          0.6

PER SHARE OF COMMON STOCK (3)
   Net income-basic                          $     0.85        $     0.83          2.2%
   Dividends paid                                  0.33              0.33          --
   Book value                                     25.67             23.72          8.2
   Realized book value (4)                        25.46             23.30          9.3


(1) Tax-equivalent basis (TEB).
(2) Calculation is based on income before minority interests.
(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4) Excluding net unrealized gain (loss) on securities available for sale.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                         TABLE I

CHANGES IN RETURN ON ASSETS


                                                    1999 vs 1998
                                                    ------------

Return on assets, prior year                            1.34%
                                                        ----

Increases

          Gain on sale of securities                    0.06
          Minority interest earnings                    0.05
          Insurance                                     0.04
          Brokerage                                     0.03

                                                        ----
                   Total increases                      0.18
                                                        ----

Decreases

          Provision for credit losses                   0.05
          Salaries and wages                            0.04
          Professional fees                             0.04
          Furniture and equipment                       0.03
          Employee benefits                             0.02
          Marketing                                     0.02
          Other noninterest expenses, net               0.07

                                                        ----
                   Total decreases                      0.27
                                                        ----

Return on assets, current period                        1.25%
                                                        ====

                                                                        TABLE II

CAPITAL RATIOS (1)


                                 March 31   December 31   March 31   Regulatory
                                   1999        1998         1998      Minimums
                                 --------   -----------   --------   ----------

Equity to assets (2)               9.15%       8.81         8.72           -
Equity to tangible assets (2)      8.68        8.41         8.63           -
Tier I capital (3)                12.65       12.13        12.80        4.00
Tier I and tier II capital (3)    13.90       13.39        14.06        8.00
Leverage ratio (3)                 8.70        8.58         8.81        3.00


(1) Calculations include redeemable class A common stock.
(2) Computed in accordance with generally accepted accounting principles, excluding the unrealized market value adjustment of securities available for sale.
(3) Computed exclusive of the unrealized market value adjustment of securities available for sale.

                                                                       TABLE III

NET INTEREST INCOME / MARGINS (TEB)

-------------------------------------------------------------------------------
                                               Net                       Net
                                            Interest                  Interest
(DOLLARS IN THOUSANDS)                       Income                    Margin
-------------------------------------------------------------------------------

Quarter
-------


1999
          First                             $ 33,531                    4.33%

1998
          Fourth                              34,196                    4.34
          Third                               33,270                    4.27
          Second                              32,686                    4.31
          First                               31,527                    4.32

1997
          Fourth                              32,790                    4.47
          Third                               31,974                    4.40
          Second                              30,570                    4.45
          First                               28,835                    4.41

1996
          Fourth                              29,732                    4.40
          Third                               29,419                    4.33
          Second                              28,734                    4.38
          First                               27,977                    4.35

                                                                        TABLE IV

CHANGES IN NET INTEREST INCOME (TEB)


                                                  ---------------------------
                                                  Three Months Ended March 31
                                                          1999 vs 1998
                                                  ---------------------------
                                                    (DOLLARS IN THOUSANDS)
                                                     Net                Net
                                                  Interest           Interest
                                                   Income             Margin
                                                  --------           --------
CHANGE IN VOLUME
      Earning assets                              $  3,589
      Interest bearing liabilities                  (1,743)
                                                  --------
                                                     1,846

CHANGE IN INTEREST RATE SPREAD
      Earning assets                                (2,512)           (0.33)%
      Interest bearing liabilities                   2,162             0.28
                                                  --------             ----
                                                      (350)           (0.05)

CHANGE IN PRODUCT MIX
      Earning assets                                   308             0.04
      Interest bearing liabilities                     374             0.05
                                                  --------             ----
                                                       682             0.09
OTHER CHANGES
      Nonaccruing loans                               (141)           (0.02)
      Yield-related loan fees                          (34)           (0.01)
                                                  --------             ----
                                                      (175)           (0.03)

CHANGE IN NET INTEREST INCOME                        2,003             0.01

      Net interest income, prior period             31,527             4.32
                                                  --------             ----

      Net interest income, current period         $ 33,530             4.33 %
                                                  ========             ====

                                                                         TABLE V

CHANGES IN NET INTEREST INCOME (TEB)


                                               Three Months Ended March 31
                                                      1999 vs 1998
                                            ---------------------------------
                                                     (IN THOUSANDS)
                                            Volume    Yield/Rate(1)     Total
                                            ------       ------        ------

INCREASE (DECREASE) IN:


       INTEREST INCOME
            Loans and leases                $2,608         (930)        1,678
            Taxable securities                 721         (933)         (212)
            Tax-exempt securities              245         (409)         (164)
            Interest bearing deposits           --           --            --
            Federal funds sold                  13         (104)          (91)
            Other earning assets                 2           (2)           --
                                            ------       ------        ------
                 Total                       3,589       (2,378)        1,211


       INTEREST EXPENSE
            Savings deposits                   290          (12)          278
            Other time deposits              1,138       (2,468)       (1,330)
            Short-term borrowings              276         (862)         (586)
            Long-term debt                      39          807           846
                                            ------       ------        ------
                 Total                       1,743       (2,535)         (792)
                                            ------       ------        ------

NET INTEREST INCOME                         $1,846          157         2,003
                                            ======       ======        ======

(1) ALL CHANGES IN NET INTEREST INCOME, OTHER THAN THOSE DUE TO VOLUME, HAVE BEEN ALLOCATED TO YIELD/RATE.

                                                                        TABLE VI

NONPERFORMING ASSETS

                                                              MARCH 31   DECEMBER 31    MARCH 31
                                                                1999         1998         1998
                                                              -------      -------      -------
                                                                   (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases                                   $15,550      $13,074      $ 9,032
Restructured loans and leases                                      56          178          862
                                                              -------      -------      -------
          Total nonperforming loans and leases                 15,606       13,252        9,894
Other real estate owned (OREO)                                    651          620          576
                                                              -------      -------      -------
          Total nonperforming assets                          $16,257       13,872       10,470
                                                              =======      =======      =======

Past due loans and leases *                                   $ 3,758      $ 1,142      $ 4,166
                                                              =======      =======      =======

Nonperforming loans and leases to total loans and leases         0.73%        0.61%        0.50%
Nonperforming assets to total loans, leases and OREO             0.76         0.64         0.52
Nonperforming assets and past due loans and leases* to
          total loans, leases and OREO                           0.93         0.69         0.73
Reserve to nonperforming loans and leases                      243.29       279.32       355.83
Reserve to total loans and leases                                1.77         1.70         1.76


* PAST DUE LOANS AND LEASES INCLUDE ACCRUING LOANS AND LEASES 90 DAYS OR MORE PAST DUE.

                                                                       TABLE VII

RESERVE FOR CREDIT LOSSES


                                     THREE MONTHS ENDED MARCH 31
                                       -----------------------
                                         1999           1998
                                       --------       --------
                                            (IN THOUSANDS)
Beginning of period                    $ 37,019       $ 34,253
      Charge-offs                        (1,002)          (527)
      Recoveries                            262            271
                                       --------       --------
            Net charge-offs                (740)          (256)
      Provision for credit losses         1,690          1,209
                                       --------       --------
End of period                          $ 37,969       $ 35,206
                                       ========       ========

                                                                      TABLE VIII

NONINTEREST INCOME


                                THREE MONTHS ENDED MARCH 31  INCREASE/(DECREASE)
                                    -------------------      -------------------
                                      1999        1998        DOLLAR     PERCENT
                                    -------     -------      -------     -------
                                                   (IN THOUSANDS)

Service charges                     $ 4,224     $ 3,976      $   248       6.24%
Insurance                             2,133       1,686          447      26.51
Trust                                 1,858       1,742          116       6.66
Brokerage                             1,043         745          298      40.00
Gain on sale of loans                 1,091       1,112          (21)     (1.89)
Gain on sale of other assets            474         431           43       9.98
Other                                 1,074       1,092          (18)     (1.65)
                                    -------     -------      -------
   Operating noninterest income      11,897      10,784        1,113      10.32
Gain on sale of securities            1,774       1,210          564      46.61
                                    -------     -------      -------
   Total                            $13,671     $11,994      $ 1,677      13.98%
                                    =======     =======      =======

                                                                        TABLE IX

NONINTEREST EXPENSE

                                         THREE MONTHS ENDED MARCH 31     INCREASE/(DECREASE)
                                            ---------------------       ---------------------
                                              1999          1998         DOLLAR       PERCENT
                                            -------       -------       -------       -------
                                                          (DOLLARS IN THOUSANDS)
Salaries and wages                          $12,779       $11,734       $ 1,045         8.91%
Employee benefits                             3,355         3,022           333        11.02
Occupancy                                     1,708         1,580           128         8.10
Furniture and equipment                       2,122         1,797           325        18.09
Printing, postage and office supplies         1,379         1,288            91         7.07
Marketing                                     1,100           905           195        21.55
Data processing fees                          1,539         1,497            42         2.81
Professional fees                               644           302           342       113.25
Other real estate owned                          17            21            (4)      (19.05)
Minority interest in earnings                     7           400          (393)      (98.25)
FDIC premiums and examination fees              310           300            10         3.33
Goodwill and other intangibles                  442           413            29         7.02
Other                                         2,884         1,860         1,024        55.05
                                            -------       -------       -------
     Total                                  $28,286       $25,119       $ 3,167        12.61%
                                            =======       =======       =======

                               BFC CORP - EXTERNAL
               AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES
                 FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                              TAX EQUIVALENT BASIS


(DOLLARS IN THOUSANDS)
                                                         March 1999 Actual - YTD             March 1998 Actual - YTD
                                                    --------------------------------    -------------------------------   --------
ASSETS                                                Average                  Rate/      Average                 Rate/   % Change
Loans and Leases (net of unearned discount)           Balance     Interest     Yield      Balance    Interest     Yield    Avg Bal
                                                    ----------    --------     -----    ----------   --------     -----   --------
   Commercial                                       $  472,831     $10,098      8.66%   $  390,642    $ 8,941      9.28%    21.04%
   Commercial Real Estate                              558,690      11,834      8.59       461,865     10,429      9.16     20.96
   Agricultural                                        423,282       9,182      8.80       403,925      9,118      9.15      4.79
   Residential Real Estate                             373,750       8,020      8.70       400,542      8,602      8.71     (6.69)
   Consumer                                            241,991       5,439      9.12       257,275      5,810      9.16     (5.94)
   Tax Exempt                                           54,902       1,323      9.77        52,204      1,318     10.24      5.17
                                                    ----------     -------              ----------    -------
      TOTAL LOANS AND LEASES                         2,125,446      45,896      8.76     1,966,453     44,218      9.12      8.09

   Reserve for Credit Losses                           (37,652)                            (34,735)                          8.40
                                                    ----------                          ----------
      NET LOANS AND LEASES                           2,087,794                           1,931,718                           8.08

   Mortgage Backed Securities                          726,810      10,987      6.13       665,921     10,589      6.45      9.14
   Taxable Other                                        70,001       1,029      5.96       105,197      1,639      6.32    (33.46)
   Tax Exempt                                          201,746       3,990      8.02       206,772      4,154      8.15     (2.43)
                                                    ----------     -------              ----------    -------
      TOTAL SECURITIES                                 998,557      16,006      6.50       977,890     16,382      6.79      2.11

Total Fed Funds Sold                                    10,852         131      4.90        15,918        222      5.66    (31.83)
Other earning assets                                     2,182          27      5.02         2,058         27      5.32      6.03
                                                    ----------     -------              ----------    -------
      TOTAL EARNING ASSETS                           3,137,037      62,060      8.02     2,962,319     60,849      8.33      5.90

Total Cash & Due from Banks                            107,717                             100,103                           7.61
Nonearning assets                                      125,981                             120,183                           4.82
                                                    ----------                          ----------
      TOTAL ASSETS                                  $3,333,083                          $3,147,870                           5.88
                                                    ==========                          ==========

LIABILITIES AND STOCKHOLDERS EQUITY
Non-Interest Bearing Deposits                       $  307,021                          $  288,357                           6.47
Interest Bearing Deposits
   Savings and NOW accounts                            287,063         847      1.20       295,875      1,210      1.66     (2.98)
   Money Market Checking                               159,202         358      0.91       158,634        568      1.45      0.36
   Money Market Savings                                435,147       3,948      3.68       312,306      3,097      4.02     39.33
   Savings Certificates                              1,136,561      15,153      5.41     1,176,215     16,660      5.74     (3.37)
   Certificates over $100K                             203,525       2,665      5.31       178,513      2,489      5.65     14.01
                                                    ----------     -------              ----------    -------
      TOTAL INTEREST BEARING DEPOSITS                2,221,498      22,971      4.19     2,121,543     24,024      4.59      4.71

      TOTAL DEPOSITS                                 2,528,519                           2,409,900                           4.92

   Total Short Term Borrowings                         333,648       4,056      4.93       344,811      4,642      5.46     (3.24)
   Total Long Term Debt                                110,028       1,502      5.54        49,306        656      5.40    123.15
                                                    ----------     -------              ----------    -------
      TOTAL INTEREST BEARING LIABILITIES             2,665,174      28,529      4.34     2,515,660     29,323      4.73      5.94
Other liabilities                                       52,242                              49,979                           4.53

      TOTAL LIABILITIES                              3,024,437                           2,853,996                           5.97

Minority Interest                                          906                              10,035                         (90.97)
Redeemable Preferred Stock                               2,049                               2,104                          (2.61)
Redeemable Class A Common Stock                         24,455                              22,539                           8.50
Shareholder's equity                                   281,237                             259,195                           8.50
                                                    ----------                          ----------
      TOTAL LIABILITIES AND EQUITY                  $3,333,083                          $3,147,870                           5.88
                                                    ==========                          ==========

Net Interest Income                                                $33,531                            $31,526
                                                                   =======                            =======
Gross Spread                                                                     3.68%                              3.60%

Percent of earning assets
   Interest Income                                                               8.02                               8.33
   Interest Cost                                                                 3.69                               4.01
                                                                                -----                              -----
      NET INTEREST MARGIN                                                        4.33%                              4.32%
   Interest bearing liabilities to earning assets                               84.96%                             84.92%


                           PART II - OTHER INFORMATION

Item 5.  Other information.

(a) This Quarterly Report on Form 10-Q contains a number of forward-looking statements which reflect the current views of the Company's management with respect to future events that will have an effect on its future financial performance. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Readers are cautioned not to put undue reliance on these forward-looking statements.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   No exhibits are being filed as part of this Quarterly Report on Form 10-Q.

(b) During the quarter ended March 31, 1999, the Company filed two Current Reports on Form 8-K with the Securities and Exchange Commission ("SEC"). No financial statements were filled or required to be filed with these reports.

      On January 29, 1999, the Company filed a Current Report on Form 8-K with the SEC reporting that on January 25, 1999 (the date of the Report), the Company and the shareholders of Dean Financial Services, Inc. ("Dean") entered into a Stock Purchase Agreement under which the Company agreed to acquire all of the shares of capital stock of Dean. As stated in the Report, the acquisition is subject to the receipt of various governmental approvals and other customary closing conditions.

      On February 22, 1999, the Company filed a Current Report on Form 8-K with the SEC reporting that on February 16, 1999 (the date of the Report), the Company's wholly-owned subsidiary, Bremer Acquisition Corporation ("Bremer Acquisition"), and Northwest Equity Corp. ("Northwest") entered into an Agreement and Plan of Merger under which the Company is to acquire Northwest and its wholly-owned subsidiary, Northwest Savings Bank, in a merger ("Merger") in which Northwest is to become a wholly-owned subsidiary of the Company. The Merger is subject to the receipt of customary regulatory approvals and the approval of the shareholders of Northwest.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1999                    BREMER FINANCIAL CORPORATION


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