Form 10-Q
period 1999-06-30
BREMER FINANCIAL CORPORATION
filed 1999-08-12
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of June 30, 1999, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1999


                                      INDEX


PART I --  FINANCIAL INFORMATION                                            Page
                                                                            ----
            Item 1 --  Financial Statements                                   2

            Item 2 --  Management's Discussion and Analysis                   9
                       of Financial Condition and Results
                       of Operations

PART II --  OTHER INFORMATION

            Item 4 --  Submission of Matters to a vote of Security Holders   27

            Item 5 --  Other information                                     28

            Item 6 --  Exhibits and Reports on Form 8-K                      28

            Signatures                                                       29

ITEM 1. FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30         DECEMBER 31       JUNE 30
(DOLLARS IN THOUSANDS)                                                                 1999             1998             1998
                                                                                   ------------     ------------     ------------
                                                                                   (UNAUDITED)                        (UNAUDITED)
ASSETS
      Cash and due from banks                                                      $    126,960     $    143,831     $    123,415
      Interest bearing deposits                                                           1,797            1,712            2,167
      Investment securities held to maturity (fair value of $166,935
          $185,398, and $168,123 respectively)                                          165,678          179,359          162,016
      Mortgage-backed securities held to maturity (fair value of $16,119
          $27,070, and $49,942 respectively)                                             16,176           27,143           50,162
                                                                                   ------------     ------------     ------------
          TOTAL SECURITIES HELD TO MATURITY                                             181,854          206,502          212,178
      Investment securities available for sale (amortized cost of $85,206
          $103,872, and $105,988 respectively)                                           85,559          105,491          107,155
      Mortgage-backed securities available for sale (amortized cost of $766,814
          $679,134, and $616,822 respectively)                                          754,243          684,680          623,951
                                                                                   ------------     ------------     ------------
          TOTAL SECURITIES AVAILABLE FOR SALE                                           839,802          790,171          731,106
      Loans and leases                                                                2,268,908        2,177,787        2,134,625
          Reserve for credit losses                                                     (38,107)         (37,019)         (36,032)
          Unearned discount                                                              (4,961)          (5,153)          (5,408)
                                                                                   ------------     ------------     ------------
          NET LOANS AND LEASES                                                        2,225,840        2,135,615        2,093,185
      Premises and equipment, net                                                        56,091           54,390           53,110
      Interest receivable and other assets                                               72,400           65,858           56,848
                                                                                   ------------     ------------     ------------

                  TOTAL ASSETS                                                     $  3,504,744     $  3,398,079     $  3,272,009
                                                                                   ============     ============     ============

LIABILITIES AND SHAREHOLDER'S EQUITY
      Noninterest bearing deposits                                                 $    316,858     $    369,215     $    304,402
      Interest bearing deposits                                                       2,223,906        2,201,435        2,136,965
                                                                                   ------------     ------------     ------------
          TOTAL DEPOSITS                                                              2,540,764        2,570,650        2,441,367
      Federal funds purchased and repurchase agreements                                 257,182          221,419          217,094
      Other short-term borrowings                                                       184,572          131,794          204,620
      Long-term debt                                                                    173,677          116,286           65,091
      Accrued expenses and other liabilities                                             43,162           51,568           47,971
                                                                                   ------------     ------------     ------------
          TOTAL LIABILITIES                                                           3,199,357        3,091,717        2,976,143

      Minority interests                                                                    891              905            3,453
      Redeemable preferred stock, $100 par, 80,000 shares authorized;
          71,594 shares issued; and outstanding shares of 20,187
          20,787, and 20,837 respectively                                                 2,018            2,079            2,084
      Redeemable class A common stock, 960,000 shares
          issued and outstanding                                                         24,198           24,270           23,226

      Shareholder's equity
          Common stock
              Class A, no par, 12,000,000 shares authorized;
                  240,000 shares issued and outstanding                                      57               57               57
              Class B, no par, 10,800,000 shares authorized,
                  issued and outstanding                                                  2,562            2,562            2,562
          Retained earnings                                                             282,542          272,696          260,064
          Accumulated other comprehensive income/(loss)                                  (6,881)           3,793            4,420
                                                                                   ------------     ------------     ------------

          TOTAL SHAREHOLDER'S EQUITY                                                    278,280          279,108          267,103
                                                                                   ------------     ------------     ------------

                  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                       $  3,504,744     $  3,398,079     $  3,272,009
                                                                                   ============     ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30
                                                                    -----------------------------------------
                                                                        1999          1998           1997
                                                                    -----------    -----------    -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
      Loans and leases, including fees                              $    92,566    $    90,141    $    78,193
      Securities
           Taxable                                                       24,613         24,348         24,039
           Tax-exempt                                                     5,185          5,479          5,533
      Federal funds sold                                                    229            322             --
      Other                                                                  53             58             50
                                                                    -----------    -----------    -----------
           Total interest income                                        122,646        120,348        107,815
                                                                    -----------    -----------    -----------
INTEREST EXPENSE
      Deposits                                                           45,653         48,734         43,543
      Federal funds purchased and repurchase agreements                   5,075          4,359          3,732
      Other short term borrowings                                         3,688          5,370          3,051
      Long term debt                                                      3,489          1,413          1,843
                                                                    -----------    -----------    -----------
           Total interest expense                                        57,905         59,876         52,169
                                                                    -----------    -----------    -----------
           Net interest income                                           64,741         60,472         55,646
      Provision for credit losses                                         4,705          2,462          2,598
                                                                    -----------    -----------    -----------
           Net interest income after provision for credit losses         60,036         58,010         53,048
                                                                    -----------    -----------    -----------
NONINTEREST INCOME
      Service charges                                                     8,915          8,259          7,544
      Insurance                                                           4,228          3,192          3,121
      Trust                                                               3,732          3,444          3,011
      Brokerage                                                           2,314          1,802            643
      Gain on sale of loans                                               2,012          2,343            849
      Gain / (loss) on sale of securities                                 1,847          1,138           (193)
      Other                                                               2,839          3,659          1,890
                                                                    -----------    -----------    -----------
           Total noninterest income                                      25,887         23,837         17,564
                                                                    -----------    -----------    -----------
NONINTEREST EXPENSE
      Salaries and wages                                                 26,387         24,074         21,515
      Employee benefits                                                   6,942          6,137          5,883
      Occupancy                                                           3,322          3,075          2,929
      Furniture and equipment                                             4,390          3,650          3,307
      Data processing fees                                                3,408          2,984          3,541
      FDIC premiums and examination fees                                    633            593             50
      Goodwill and other intangibles                                      1,087            845            717
      Other                                                              12,131         10,249          8,970
                                                                    -----------    -----------    -----------
           Total noninterest expense                                     58,300         51,607         46,912
                                                                    -----------    -----------    -----------
INCOME BEFORE INCOME TAX EXPENSE                                         27,623         30,240         23,700
      Income tax expense                                                  9,001         10,380          7,827
                                                                    -----------    -----------    -----------
NET INCOME                                                          $    18,622    $    19,860    $    15,873
                                                                    ===========    ===========    ===========
Per common share amounts:
      Net income-basic                                              $      1.55    $      1.66    $      1.32
      Dividends paid                                                       0.66           0.66           0.60

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                             THREE MONTHS ENDED JUNE 30
                                                                    ------------------------------------------
                                                                        1999           1998            1997
                                                                    -----------    -----------     -----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
      Loans and leases, including fees                              $    47,123    $    46,374     $    40,231
      Securities
           Taxable                                                       12,597         12,120          12,496
           Tax-exempt                                                     2,555          2,739           2,775
      Federal funds sold                                                     98            100              --
      Other                                                                  25             31              27
                                                                    -----------    -----------     -----------
           Total interest income                                         62,398         61,364          55,529
                                                                    -----------    -----------     -----------
INTEREST EXPENSE
      Deposits                                                           22,682         24,710          21,953
      Federal funds purchased and repurchase agreements                   2,653          2,378           2,077
      Other short term borrowings                                         2,054          2,708           1,863
      Long term debt                                                      1,987            757             954
                                                                    -----------    -----------     -----------
           Total interest expense                                        29,376         30,553          26,847
                                                                    -----------    -----------     -----------
           Net interest income                                           33,022         30,811          28,682
      Provision for credit losses                                         3,016          1,253           1,740
                                                                    -----------    -----------     -----------
           Net interest income after provision for credit losses         30,006         29,558          26,942
                                                                    -----------    -----------     -----------
NONINTEREST INCOME
      Service charges                                                     4,692          4,283           3,941
      Insurance                                                           2,094          1,507           1,457
      Trust                                                               1,874          1,702           1,516
      Brokerage                                                           1,271          1,057             699
      Gain on sale of loans                                                 920          1,231             521
      Gain / (loss) on sale of securities                                    73            (72)             72
      Other                                                               1,292          2,136             794
                                                                    -----------    -----------     -----------
           Total noninterest income                                      12,216         11,844           9,000
                                                                    -----------    -----------     -----------
NONINTEREST EXPENSE
      Salaries and wages                                                 13,608         12,340          11,139
      Employee benefits                                                   3,587          3,116           2,956
      Occupancy                                                           1,614          1,496           1,447
      Furniture and equipment                                             2,268          1,853           1,639
      Data processing fees                                                1,869          1,487           1,542
      FDIC premiums and examination fees                                    323            293             134
      Goodwill and other intangibles                                        645            432             359
      Other                                                               6,100          5,471           4,664
                                                                    -----------    -----------     -----------
           Total noninterest expense                                     30,014         26,488          23,880
                                                                    -----------    -----------     -----------
INCOME BEFORE INCOME TAX EXPENSE                                         12,208         14,914          12,062
      Income tax expense                                                  3,812          5,055           3,993
                                                                    -----------    -----------     -----------
NET INCOME                                                          $     8,396    $     9,859     $     8,069
                                                                    ===========    ===========     ===========
Per common share amounts:
      Net income-basic                                              $      0.70    $      0.83     $      0.67
      Dividends paid                                                       0.33           0.33            0.30

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                   ACCUMULATED
                                                                COMMON STOCK          OTHER
                                                            --------------------  COMPREHENSIVE  COMPREHENSIVE  RETAINED
                                                            CLASS A     CLASS B      INCOME         INCOME      EARNINGS     TOTAL
                                                            --------    --------  -------------  ------------   --------    --------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1996                                  $     57    $  2,562    $  1,180                    $230,071   $233,870
Comprehensive income
   Net income                                                                                     $ 35,060        35,060     35,060
   Other comprehensive income
         Change in net unrealized gain (loss) on securities
              available for sale, net of $2,655 tax expense                            3,982         3,982                    3,982
                                                                                                  --------
   Comprehensive income                                                                           $ 39,042
                                                                                                  ========
Dividends, $1.20 per share                                                                                       (14,400)   (14,400)
Allocation of net income in excess of dividends and change
   in net unrealized gain (loss) on securities available
   for sale to redeemable class A common stock                                          (319)                     (1,652)    (1,971)
                                                            --------    --------    --------                    --------    -------

BALANCE, DECEMBER 31, 1997                                        57       2,562       4,843                     249,079    256,541
Comprehensive income
   Net income                                                                                       41,511        41,511     41,511
   Other comprehensive income
         Change in net unrealized gain (loss) on securities
              available for sale, net of $761 tax benefit                             (1,141)       (1,141)                  (1,141)
                                                                                                  --------
   Comprehensive income                                                                           $ 40,370
                                                                                                  ========
Dividends, $1.32 per share                                                                                       (15,840)   (15,840)
Allocation of net income in excess of dividends and change
    in net unrealized gain (loss) on securities available
    for sale to redeemable class A common stock                                           91                      (2,054)    (1,963)
                                                            --------    --------    --------                    --------   --------

BALANCE, DECEMBER 31, 1998                                        57       2,562       3,793                     272,696    279,108
Comprehensive income
   Net income                                                                                       18,622        18,622     18,622
   Other comprehensive income
         Change in net unrealized gain (loss) on securities
              available for sale, net of $7,735 tax benefit                          (11,603)      (11,603)                 (11,603)
                                                                                                  --------
   Comprehensive income                                                                           $  7,019
                                                                                                  ========
Dividends, $.66 per share                                                                                         (7,920)    (7,920)
Allocation of net income in excess of dividends and change
   in net unrealized gain (loss) on securities available
   for sale to redeemable class A common stock                                           929                        (856)        73
                                                            --------    --------    --------                    --------   --------

BALANCE, JUNE 30, 1999                                      $     57    $  2,562    $ (6,881)                   $282,542   $278,280
                                                            ========    ========    ========                    ========   ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INFORMATION SUBSEQUENT TO DECEMBER 31, 1998 IS UNAUDITED.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          SIX MONTHS ENDED JUNE 30
                                                                                 -------------------------------------------
                                                                                    1999            1998             1997
                                                                                 -----------     -----------     -----------
                                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                 $    18,622     $    19,860     $    15,873
      Adjustments to reconcile net income to net cash
         provided by operating activities
            Provision for credit losses                                                4,705           2,462           2,598
            Depreciation and amortization                                              5,194           4,221           3,446
            Minority interests in earnings of subsidiaries                                15             595             709
            (Gain) loss on sale of securities                                         (1,847)         (1,138)            193
            Gain on sale of other real estate owned, net                                 (86)            (17)            (24)
            Other assets and liabilities, net                                         (8,443)          7,089             542
            Proceeds from sales of other real estate owned                               270             497             135
            Cash receipts related to loans originated specifically for resale        112,253         120,956          44,767
            Cash payments related to loans originated specifically for resale       (112,776)       (121,506)        (44,907)
                                                                                 -----------     -----------     -----------
            Net cash provided by operating activities                                 17,907          33,019          23,332
                                                                                 -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Deposits in other banks, net                                                       (85)           (281)             45
      Purchases of securities available for sale                                    (289,305)       (193,122)       (241,905)
      Purchases of securities held to maturity                                       (25,007)         (6,683)        (19,885)
      Proceeds from maturities of securities available for sale                      140,231         116,321          70,017
      Proceeds from maturities of securities held to maturity                         49,584          65,498          18,655
      Proceeds from sales of securities available for sale                            81,519          67,179          92,763
      Loans and leases, net                                                          (94,407)       (165,222)       (105,799)
      Acquisition of premises and equipment                                           (5,344)         (4,504)         (5,817)
                                                                                 -----------     -----------     -----------
            Net cash used in investing activities                                   (142,814)       (120,814)       (191,926)
                                                                                 -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Noninterest bearing deposits, net                                              (52,357)        (40,119)        (32,727)
      Interest bearing deposits (excluding certificates of deposit), net              33,413          38,687          (8,799)
      Certificates of deposits, net                                                  (10,942)            301          30,002
      Federal funds purchased and repurchase agreements, net                          35,763          49,920           8,828
      Other short term borrowings, net                                                52,778           6,530         123,711
      Proceeds from issuance of long-term debt                                        68,501          41,373          13,395
      Repayments of long-term debt                                                   (11,111)         (6,520)         (3,127)
      Dividends paid to minority interests                                               (29)         (6,948)           (413)
      Redeemable preferred stock                                                         (60)            (60)             --
      Dividends paid                                                                  (7,920)         (7,920)         (7,200)
                                                                                 -----------     -----------     -----------
            Net cash provided by financing activities                                108,036          75,244         123,670
                                                                                 -----------     -----------     -----------
            Net decrease in cash and due from banks                                  (16,871)        (12,551)        (44,924)
      Cash and due from banks
         Beginning of period                                                         143,831         135,966         159,832
                                                                                 -----------     -----------     -----------
         End of period                                                           $   126,960     $   123,415     $   114,908
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

F. REDEEMABLE CLASS A COMMON STOCK. At June 30, 1999, the 960,000 class A shares were generally redeemable at $25.21 per share. Since January 1, 1999 and through June 30, 1999, options to call 29,593.1876 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's Subsidiaries. During the same period, a total of 2,100 shares changed hands directly between individuals.

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

H. COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." The Company adopted FAS No. 130 on January 1, 1998, and reported comprehensive income/(loss) for the second quarter of 1999 of $(1.6) million as compared to the $9.7 million reported for the second quarter of 1998. On a year-to-date basis, comprehensive income was $7.0 million, as compared to the $19.4 million earned in the first six months of 1998. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on securities available for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Earnings Summary

Bremer Financial Corporation (the "Company") recorded net income of $8.4 million for the second quarter of 1999, a 14.8% decrease from the $9.9 million earned in the second quarter of 1998. On a year-to-date basis, earnings were $18.6 million, down 6.2% from the $19.9 million earned in the first six months of 1998. Contributing positively to earnings in the first six months of 1999 were a 7.1% or $4.3 million increase in net interest income coupled with an increase in noninterest income of 8.6% or $2.1 million. Offsetting these positive increases were a 13.0% or $6.7 million increase in noninterest expense and a $2.2 million increase in the provision for credit losses during the first six months of 1999.

Return on average assets ("ROA") was .98% for the second quarter of 1999, compared to 1.25% reported for the same period in 1998. For the first six months of 1999, ROA fell to 1.11% from 1.29% reported in 1998. Return on average realized equity ("RORE") was 10.94% for the second quarter of 1999, compared to 13.99% for the same quarter of 1998. Table I presents a summary of the components affecting the change in year-to-date return on assets from June 30, 1998 to June 30, 1999.

Shareholder's Equity and Dividends

Shareholder's equity and redeemable class A common stock totaled $302.5 million at June 30, 1999, representing a book value per share of $25.21, a 4.2% increase from $24.19 at June 30, 1998. Dividends paid per share of $.33 in the second quarter of 1999 remained unchanged from each of the four quarters of 1998. The Company maintains a strong capital position compared to industry standards. Table II presents various regulatory capital ratios.

Securities classified as available for sale are recorded at market value on the Company's balance sheet, with unrealized gains or losses, net of tax, included in shareholder's equity. The net unrealized gain or loss in shareholder's equity had the effect of decreasing the book value per share by $.62 as of June 30, 1999 and increasing the book value per share by $.40 as of June 30, 1998.

Net Interest Income

Tax-equivalent net interest income for the second quarter of 1999 was $34.8 million, an increase of $2.1 million or 6.4% from the second quarter of 1998. The net interest margin decreased to 4.30% in the second quarter of 1999 from 4.31% reported in the second quarter of 1998. On a year-to-date basis, tax-equivalent net interest income was $68.3 million, an increase of $4.1 million or 6.4% over the $64.2 million realized in the first six months of 1998. Table III presents the quarter-to-quarter comparison of tax-equivalent net interest income and net interest margins.

As presented in Table IV, the net interest margin for the second quarter of 1999 was negatively impacted by an increase in nonaccrual loans over the second quarter of 1998. On a year-to-date basis, the negative impact of changes in interest rate spread and an increase in nonaccrual loans were offset by a positive change in the product mix.

The Company uses various tools to assess its current interest rate sensitivity position, such as gap analysis, simulation of future net interest income, and a valuation model which measures the sensitivity of balance sheet valuations to changes in interest rates. In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows generated. The impact on valuations is then calculated for a 200 basis point rate shock. At June 30, 1999, the valuation model indicates that the value of assets would decline 3.5% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity impact from this 200 basis point increase in interest rates would be a decrease of 10.6%.

Nonperforming Assets

Table VI shows the details of nonperforming assets at June 30, 1999, December 31, 1998 and June 30, 1998. Nonperforming assets, which include nonperforming loans and leases and other real estate owned ("OREO"), were $17.9 million at June 30, 1999. This total represents an increase of $4.0 million from December 31, 1998 and an increase of $7.6 million from June 30, 1998. Nonperforming assets as a percentage of total loans, leases and OREO increased to .79% as of June 30, 1999 from .64% as of December 31, 1998, and from .48% as of June 30, 1998.

Nonperforming loans and leases, which include nonaccrual and restructured loans and leases, were $17.3 million at June 30, 1999, an increase of $4.0 million from December 31, 1998 and an increase of $7.4 million from June 30, 1998. The ratio of nonperforming loans and leases to total loans and leases increased to
 .76% at June 30, 1999 from .61% as of December 31, 1998, and .47% at June 30, 1998. The ratio of nonperforming assets and past due loans and leases to total loans, leases and OREO increased to .86% at June 30, 1999 from .69% at December 31, 1998, and .74% at June 30, 1998. The level of at-risk performing loans and leases (with an internal loan review rating of either substandard, doubtful or loss) decreased $10.6 million or 10.3% to $92.8 million at June 30, 1999 from $103.4 million at June 30, 1998. The ratio of classified loans and leases to total loans and leases declined to 4.9% as of June 30, 1999 from 5.3% as of June 30, 1998. Net charge-offs were $3.6 million for the first six months of 1999 as compared to $683 thousand during the same period in 1998. The two most significant charge-offs in the second quarter accounted for approximately $1.9 million of the $3.6 million total net charge-offs.

OREO, which includes real estate acquired in loan settlements, increased to $626 thousand at June 30, 1999 from $620 thousand at December 31, 1998 and the $391 thousand at June 30, 1998.

Reserve for Credit Losses

The Company's reserve for credit losses was 220.9% of nonperforming loans and leases at June 30, 1999 compared to 279.3% at December 31, 1998 and 363.9% at June 30, 1998. Management believes the current reserve is adequate to cover the risks inherent in the portfolio, including the risk of nonperforming loans and leases that have been identified for careful monitoring.

Low commodity prices have adversely affected many of the Company's agricultural borrowers, most notably in the Red River Valley of western Minnesota and eastern North Dakota. This was an important factor in Management's decision to record a credit loss provision of $3.0 million in the second quarter of 1999 compared to the $1.3 million provision recorded in the second quarter of

1998. As a result, the reserve for credit losses increased to $38.1 million at June 30, 1999 from $36.0 million at June 30, 1998. While the loan portfolio increased 6.3%, the reserve for credit losses increased $2.1 million or 5.8% from June 30, 1998 to June 30, 1999, causing the reserve to outstanding loans and leases ratio to decrease to 1.68% on June 30, 1999 from 1.69% reported on June 30, 1998. Table VII presents the activity in the reserve for credit losses.

Noninterest Income

As presented in Table VIII, noninterest income was $12.2 million for the second quarter of 1999 compared to $11.8 million for the second quarter of 1998, representing a $372 thousand or 3.1% improvement. On a year-to-date basis, noninterest income was $25.9 million compared to $23.8 million in 1998, an increase of $2.1 million or 8.6%. Contributing to this increase in operating noninterest income were a $1.0 million increase in insurance commissions, a $656 thousand increase in service charges, and a $512 thousand increase in brokerage income.

Noninterest Expense

As presented in Table IX, noninterest expense increased $3.5 million or 13.3% in the second quarter of 1999 compared to the second quarter of 1998. Operating expenses related to the outsourcing of the internal audit department, item processing vendor transition, and investment spending in technology unfavorably impacted the comparison of noninterest expense between the second quarter of 1999 and 1998.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio was 61.93% for the first six months of 1999 compared to 58.74% for the same period in 1998, as the increase in recurring noninterest expenses of 13.4% more than offset the 6.4% and 11.0% increases in tax-equivalent net interest income and recurring noninterest income, respectively.

Taxes

Comparing the first six months of 1999 to the first six months of 1998, the Company's effective tax rate decreased from 34.3% to 32.6% as the result of a decrease in taxable income.

Balance Sheet Growth

Assets

Average total assets increased $198.1 million or 6.21% from the first six months of 1998 to the first six months of 1999, while average earning assets increased by $189.0 million or 6.30% when comparing the same two periods.

Loans and Leases

In the first six months of 1999, average loans and leases increased $152.6 million or 7.6% when compared to the first six months of 1998. Average loans and leases in the second quarter of 1999 increased $146.3 million or 7.1% from the second quarter of 1998.

On a year-to-date basis, the increase in average loan volume in 1999 over 1998 was driven by commercial, commercial real estate, agricultural, and tax exempt loans, which increased $78.2 million, $97.2 million, $10.7 million, and $1.1 million, respectively, while residential real estate and consumer loans decreased by $19.4 million and $15.2 million, respectively. The Company is not involved in highly-leveraged transaction lending or lending to foreign countries.

Securities

Average securities increased $38.2 million or 3.9% during the first six months of 1999 from the first six months of 1998. During this same period taxable securities increased $45.3 million or 5.9%, while tax-exempt securities decreased $7.1 million or 3.5%. The average maturity of the portfolio was 71 months at June 30, 1999, with an average yield to maturity on the $1 billion portfolio of 6.57%, unrealized gains of $2.6 million and unrealized losses of $1.4 million for held to maturity securities. In accordance with FAS No. 115, the available for sale investments are recorded inclusive of any unrealized gains or losses.

Liabilities

Comparing the first six months of 1999 to the first six months of 1998, average interest bearing liabilities increased $163.5 million or 6.4%, while average deposits increased $100.8 million or 4.1%. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank advances, and an unsecured revolving credit facility, decreased $905 thousand or .3%. Average long-term debt, which consists primarily of Federal Home Loan Bank advances, increased $83.4 million or 158.5%.

Impact of the Year 2000 Issue

WHAT IS THE Y2K ISSUE?
The Year 2000 ("Y2K") issue is the result of computer systems being written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company that have date-sensitive software may recognize a date using "00" for the year as the year 1900 rather than the year 2000 or vice versa. This could result in a system failure or miscalculations causing disruptions of operations, including an inability to process transactions, calculate interest accruals, or engage in similar normal business activities.

THE COMPANY'S READINESS STATEMENT
The Company has a Y2K preparedness strategy in place to anticipate, correct, and plan for the potential impact the Y2K issue may have on its systems, customers, and business infrastructure. The Company's definition of Y2K readiness requires all systems and services to be reasonably assured to function effectively through all Y2K-related date issues with contingency plans for all medium and high priority systems.

THE COMPANY'S CURRENT Y2K STATUS
The Company has made Y2K planning a top priority since 1997 and has completed all four phases of its Y2K preparedness strategy. Even though it is prepared, the Company strongly feels it is important to continue to be diligent in managing the Y2K situation. Additional communications to customers and employees, testing of its contingency plan components, and testing new hardware or software systems for Y2K compliance remain top priorities. The Company also acknowledges the Y2K situation will require attention well into the year 2000 and is prepared to address any date-sensitive issues relating to the Y2K issue beyond January 1, 2000.

At June 30, 1999, the Company had completed all four phases of its Y2K preparedness strategy and announced it was Y2K prepared. The four phases are described below:

PHASE ONE: AWARENESS
The Company began phase one of the Y2K project in early 1997. It established a central committee and a network of affiliate project managers to address Y2K issues. The Company has sent quarterly updates to executives and Boards of Directors to keep everyone informed and the project on schedule. Customer awareness included numerous community-based presentations, statement stuffers, newsletters, Internet updates, and an information line available through an 800 number. In addition, employee training programs were conducted throughout June with a follow up course in October.

PHASE TWO: ASSESSMENT
The Company performed extensive testing on its computer systems. This involved identifying all date-impacted systems and equipment and establishing procedures for modifying and maintaining those systems and equipment. In addition, the Company worked closely with vendors and reviewed their compliance status and plans. Though not specifically related to Y2K, the Company initiated a $5 million company-wide technology upgrade to better improve service to customers. As a result, more than 1,300 computer systems and 55 networks were enhanced and are better able to handle Y2K related issues.

In addition to assessing computer systems and the vendors of those systems, the Company needed to assess the preparedness of significant customers. This was completed at the end of 1998. The Company followed nearly 100 systems and embarked on a methodical review of all mid- and large-sized borrowers and depositors at the Company.

The Company acted on the results of these reviews, both with systems and customers. It replaced some systems, upgraded others, and managed all risks of customers it felt needed to be more attentive to the problems.

PHASE THREE: TESTING
In many ways, testing the Company's systems and equipment was the most important and comprehensive step. The Company started testing in June 1998 and finished in March 1999. Because the company-wide technology upgrade was rolled out one location at a time, a few systems were upgraded after the testing window. Therefore, the Company feels it will be prudent to go back and test the new systems again (this will go on for the remainder of 1999 with any new upgrades). The Company's testing uncovered some problems, but it has addressed them quickly and thoroughly. As a result, the Company has updated and tested systems that will work with little or no problems over the century change.

PHASE FOUR: CONTINGENCY
Although the Company is confident its systems have been properly prepared for Y2K, contingency planning provides the safety net under the few weeks surrounding the year end. The Company's plans have been designed to help it through any kind of disruption of business, including Y2K. Additionally, it has established a "high alert" program to ensure a smooth internal communications process. The Company has enhanced its customer service area to handle the anticipated increase in calls. It has a series of "functional recovery plans" in place which will allow it to manually proceed in case it has isolated problems in any system. Finally, it has an extensive disaster recovery plan which includes a full generator at its core service facility, alternative communication routes to its data processing provider, and plans at every facility to address interruptions. Testing of the contingency plan will remain a priority for the rest of the year.

COST OF Y2K TO THE COMPANY
The Company has spent $730 thousand for Y2K preparedness. These costs were primarily for software upgrades, infrastructure changes, and testing. The Company has also spent approximately $5 million on a new PC network infrastructure, some of which is directly related to Y2K issues and some of which is additional investments in technology. The Company estimates up to an additional $20 to $100 thousand may be expended in 1999 for costs associated with Y2K issues.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        FINANCIAL HIGHLIGHTS (UNAUDITED)


                                                          SIX MONTHS ENDED JUNE 30                  THREE MONTHS ENDED JUNE 30
                                                   -------------------------------------      -------------------------------------
                                                      1999           1998        CHANGE          1999           1998        CHANGE
                                                   ----------     ----------    --------      ----------     ----------    --------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
          Total interest income                    $  122,646     $  120,348         1.9%     $   62,398     $   61,364        1.7%
          Net interest income                          64,741         60,472         7.1          33,022         30,811        7.2
          Net interest income (1)                      68,310         64,212         6.4          34,779         32,686        6.4
          Provision for credit losses                   4,705          2,462        91.1           3,016          1,253      140.7
          Noninterest income                           25,887         23,837         8.6          12,216         11,844        3.1
          Noninterest expense                          58,300         51,607        13.0          30,014         26,488       13.3
          Net income                                   18,622         19,860        (6.2)          8,396          9,859      (14.8)
          Dividends                                     7,920          7,920          --           3,960          3,960         --

AVERAGE BALANCES
          Assets                                    3,388,623      3,190,509         6.2       3,442,608      3,232,681        6.5
          Loans and leases                          2,163,308      2,010,707         7.6       2,200,755      2,054,475        7.1
          Securities                                1,016,266        978,106         3.9       1,033,781        978,320        5.7
          Deposits                                  2,532,046      2,431,295         4.1       2,535,535      2,452,456        3.4
          Redeemable class A common stock              24,234         22,767         6.4          24,419         22,998        6.2
          Shareholder's equity                        278,694        261,812         6.4         280,822        264,457        6.2

PERIOD-END BALANCES
          Assets                                    3,504,744      3,272,009         7.1
          Loans and leases                          2,263,947      2,129,217         6.3
          Securities                                1,021,656        943,284         8.3
          Deposits                                  2,540,764      2,441,367         4.1
          Redeemable class A common stock              24,198         23,226         4.2
          Shareholder's equity                        278,280        267,103         4.2

FINANCIAL RATIOS
          Return on assets (2)                           1.11%          1.29%      (14.0)           0.98%          1.25%     (21.6)
          Return on realized equity (3)(4)              12.33          14.33       (14.0)          10.94          13.99      (21.8)
          Average equity/assets (3)(4)                   8.99           8.76         2.6            8.94           8.74        2.3
          Dividend payout                               42.53          39.88         6.6           47.16          40.17       17.4
          Net interest margin (1)                        4.32           4.31         0.2            4.30           4.31       (0.2)
          Efficiency ratio                              61.93          58.74         5.4           62.66          59.48        5.3
          Net charge-offs/average loans and leases       0.34           0.07       385.7            0.52           0.08      550.0
          Reserve/period-end loans and leases            1.68           1.69        (0.6)           1.68           1.69       (0.6)

PER SHARE OF COMMON STOCK (3)
          Net income-basic                         $     1.55     $     1.66        (6.2)%    $     0.70     $     0.83      (14.8)%
          Dividends paid                                 0.66           0.66          --            0.33           0.33         --
          Book value                                    25.21          24.19         4.2           25.21          24.19        4.2
          Realized book value (4)                       25.83          23.79         8.6           25.83          23.79        8.6


(1) Tax equivalent basis (TEB).
(2) Calculation is based on income before minority interests.
(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4) Excluding net unrealized gain (loss) on securities available for sale.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                         TABLE I


CHANGES IN RETURN ON ASSETS


                                                 YEAR-TO-DATE
                                                   JUNE 30
                                                 1999 VS 1998
                                                 ------------

Return on assets, prior year                         1.29%
                                                   ------
Increases

          Insurance                                  0.05
          Gain on sale of securities                 0.04
          Minority interest earnings                 0.04
          Brokerage                                  0.02
          Other service charges                      0.01
                                                   ------
                   Total increases                   0.16
                                                   ------

Decreases

          Provision for credit losses                0.12
          Salaries and wages                         0.05
          Professional fees                          0.04
          Furniture and equipment                    0.03
          Employee benefits                          0.03
          Other noninterest expenses, net            0.07
                                                   ------
                   Total decreases                   0.34
                                                   ------
Return on assets, current period                     1.11%
                                                   ======

                                                                        TABLE II

CAPITAL RATIOS (1)


                                 JUNE 30    DECEMBER 31    JUNE 30    REGULATORY
                                  1999         1998         1998       MINIMUMS
                               -----------  -----------  -----------  ----------

Equity to assets (2)               8.84%       8.81%        8.73%         --%
Tangible equity to assets (2)      8.37        8.41         8.40           --
Tier I capital (3)                12.22       12.13        12.12         4.00
Tier I and tier II capital (3)    13.48       13.39        13.37         8.00
Leverage ratio (3)                 8.51        8.58         8.52         3.00



(1) Calculations include redeemable class A common stock.
(2) Computed in accordance with generally accepted accounting principles, excluding the unrealized market value adjustment of securities available for sale.
(3) Computed exclusive of the unrealized market value adjustment of securities available for sale.

                                                                       TABLE III


NET INTEREST INCOME / MARGINS (TEB)


================================================================
                                    NET                  NET
                                  INTEREST             INTEREST
(DOLLARS IN THOUSANDS)             INCOME               MARGIN
----------------------------------------------------------------

Quarter
-------


1999
    Second                        $34,779                4.30%
    First                          33,531                4.33

1998
    Fourth                         34,196                4.34
    Third                          33,270                4.27
    Second                         32,686                4.31
    First                          31,527                4.32

1997
    Fourth                         32,790                4.47
    Third                          31,974                4.40
    Second                         30,570                4.45
    First                          28,835                4.41

1996
    Fourth                         29,732                4.40
    Third                          29,419                4.33
    Second                         28,734                4.38
    First                          27,977                4.35

                                                                        TABLE IV

CHANGES IN NET INTEREST INCOME (TEB)


                                              --------------------------       --------------------------
                                               SIX MONTHS ENDED JUNE 30        THREE MONTHS ENDED JUNE 30
                                                     1999 VS 1998                     1999 VS 1998
                                              --------------------------       --------------------------
                                                                 (DOLLARS IN THOUSANDS)
                                                  NET             NET             NET             NET
                                               INTEREST        INTEREST         INTEREST        INTEREST
                                                INCOME          MARGIN           INCOME          MARGIN
                                              ----------      ----------       ----------      ----------
CHANGE IN VOLUME
      Earning assets                          $    7,813                       $    4,203
      Interest bearing liabilities                (3,834)                          (2,083)
                                              ----------                       ----------
                                                   3,979                            2,120

CHANGE IN INTEREST RATE SPREAD
      Earning assets                              (5,506)          (0.35)%         (2,982)          (0.37)%
      Interest bearing liabilities                 5,282            0.34            3,108            0.38
                                              ----------      ----------       ----------      ----------
                                                    (224)          (0.01)             126            0.01

CHANGE IN PRODUCT MIX
      Earning assets                                 309            0.02                3              --
      Interest bearing liabilities                   520            0.03              152            0.02
                                              ----------      ----------       ----------      ----------
                                                     829            0.05              155            0.02
OTHER CHANGES
      Nonaccruing loans                             (373)          (0.02)            (225)          (0.02)
      Yield-related loan fees                       (116)          (0.01)             (83)          (0.01)
      Free Funds                                      --              --               --           (0.01)
                                              ----------      ----------       ----------      ----------
                                                    (489)          (0.03)            (308)          (0.04)

CHANGE IN NET INTEREST INCOME                      4,095            0.01            2,093           (0.01)

      Net interest income, prior period           64,214            4.31           32,685            4.31
                                              ----------      ----------       ----------      ----------

      Net interest income, current period     $   68,309            4.32%      $   34,778            4.30%
                                              ==========      ==========       ==========      ==========

                                                                         TABLE V

CHANGES IN NET INTEREST INCOME (TEB)


                                               SIX MONTHS ENDED JUNE 30
                                                     1999 VS 1998
                                      -------------------------------------------
                                                    (IN THOUSANDS)
                                        VOLUME       YIELD/RATE(1)        TOTAL
                                      ----------     -------------     ----------
INCREASE (DECREASE) IN:


       INTEREST INCOME
            Loans and leases          $    5,733      $   (3,333)      $    2,400
            Taxable securities             1,533          (1,268)             265
            Tax-exempt securities            523            (963)            (440)
            Federal funds sold                20            (113)             (93)
            Other earning assets               4              (9)              (5)
                                      ----------      ----------       ----------
                 Total                     7,813          (5,686)           2,127

       INTEREST EXPENSE
            Savings deposits                 643            (346)             297
            Other time deposits            2,477          (5,853)          (3,376)
            Short-term borrowings            623          (1,588)            (965)
            Long-term debt                    91           1,985            2,076
                                      ----------      ----------       ----------
                 Total                     3,834          (5,802)          (1,968)
                                      ----------      ----------       ----------

NET INTEREST INCOME                   $    3,979      $      116       $    4,095
                                      ==========      ==========       ==========

(1) ALL CHANGES IN NET INTEREST INCOME, OTHER THAN THOSE DUE TO VOLUME, HAVE BEEN ALLOCATED TO YIELD/RATE.

                                                                        TABLE VI


NONPERFORMING ASSETS


                                                               JUNE 30       DECEMBER 31       JUNE 30
                                                                 1999            1998            1998
                                                             -----------     -----------     -----------
                                                                        (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases                                  $    17,191     $    13,077     $     9,300
Restructured loans and leases                                         61             178             601
                                                             -----------     -----------     -----------
          Total nonperforming loans and leases                    17,252          13,255           9,901
Other real estate owned (OREO)                                       626             620             391
                                                             -----------     -----------     -----------
          Total nonperforming assets                         $    17,878          13,875          10,292
                                                             ===========     ===========     ===========

Past due loans and leases *                                  $     1,591     $     1,142     $     5,438
                                                             ===========     ===========     ===========

Nonperforming loans and leases to total loans and leases            0.76%           0.61%           0.47%
Nonperforming assets to total loans, leases and OREO                0.79            0.64            0.48
Nonperforming assets and past due loans and leases* to
          total loans, leases and OREO                              0.86            0.69            0.74
Reserve to nonperforming loans and leases                         220.88          279.28          363.92
Reserve to total loans and leases                                   1.68            1.70            1.69


* PAST DUE LOANS AND LEASES INCLUDE ACCRUING LOANS AND LEASES 90 DAYS OR MORE PAST DUE.

                                                                       TABLE VII


RESERVE FOR CREDIT LOSSES


                                           SIX MONTHS ENDED JUNE 30
                                          --------------------------
                                             1999            1998
                                          ----------      ----------
                                                (IN THOUSANDS)
Beginning of period                       $   37,019      $   34,253
          Charge-offs                         (4,224)         (1,378)
          Recoveries                             607             695
                                          ----------      ----------
                   Net charge-offs            (3,617)           (683)
          Provision for credit losses          4,705           2,462
                                          ==========      ==========
End of period                             $   38,107      $   36,032
                                          ==========      ==========

                                                                      TABLE VIII

NONINTEREST INCOME


                                     SIX MONTHS ENDED JUNE 30          INCREASE/(DECREASE)
                                    -------------------------      --------------------------
                                       1999           1998           DOLLAR         PERCENT
                                    ----------     ----------      ----------      ----------
                                                  (IN THOUSANDS)
Service charges                     $    8,915     $    8,259      $      656            7.94%
Insurance                                4,228          3,192           1,036           32.46
Trust                                    3,732          3,444             288            8.36
Brokerage                                2,314          1,802             512           28.41
Gain on sale of loans                    2,012          2,343            (331)         (14.13)
Gain on sale of other assets               251            560            (309)         (55.18)
Other                                    2,147          1,998             149            7.46
                                    ----------     ----------      ----------
   Operating noninterest income         23,599         21,598           2,001            9.26
Gain on sale of securities               1,847          1,138             709           62.30
State tax refund                           441          1,101            (660)             NM
                                    ----------     ----------      ----------
    Total                           $   25,887     $   23,837      $    2,050            8.60%
                                    ==========     ==========      ==========

                                    THREE MONTHS ENDED JUNE 30         INCREASE/(DECREASE)
                                    --------------------------     --------------------------
                                       1999           1998           DOLLAR         PERCENT
                                    ----------     ----------      ----------      ----------
                                                  (IN THOUSANDS)

Service charges                     $    4,692     $    4,283             409            9.55%
Insurance                                2,094          1,507             587           38.95
Trust                                    1,874          1,702             172           10.11
Brokerage                                1,271          1,057             214           20.25
Gain on sale of loans                      920          1,231            (311)         (25.26)
Gain on sale of other assets               218            130              88           67.69
Other                                    1,074            905             169           18.67
                                    ----------     ----------      ----------
   Operating noninterest income         12,143         10,815           1,328           12.28
Gain on sale of securities                  73            (72)            145          201.39
State tax refund                            --          1,101          (1,101)             NM
                                    ----------     ----------      ----------
   Total                            $   12,216     $   11,844             372            3.14%
                                    ==========     ==========      ==========

                                                                        TABLE IX

NONINTEREST EXPENSE


                                           SIX MONTHS ENDED JUNE 30         INCREASE/(DECREASE)
                                          -------------------------     --------------------------
                                             1999           1998          DOLLAR          PERCENT
                                          ----------     ----------     ----------      ----------
                                                    (DOLLARS IN THOUSANDS)
Salaries and wages                        $   26,387     $   24,074     $    2,313            9.61%
Employee benefits                              6,942          6,137            805           13.12
Occupancy                                      3,322          3,075            247            8.03
Furniture and equipment                        4,390          3,650            740           20.27
Printing, postage and office supplies          2,826          2,589            237            9.15
Marketing                                      2,261          2,097            164            7.82
Data processing fees                           3,408          2,984            424           14.21
Professional fees                              1,357            710            647           91.13
Other real estate owned                           48             60            (12)         (20.00)
Minority interest in earnings                     15            595           (580)         (97.48)
FDIC premiums and examination fees               633            593             40            6.75
Goodwill and other intangibles                 1,087            845            242           28.64
Other                                          5,624          4,198          1,426           33.97
                                          ----------     ----------     ----------
     Total                                $   58,300     $   51,607     $    6,693           12.97%
                                          ==========     ==========     ==========

                                          THREE MONTHS ENDED JUNE 30        INCREASE/(DECREASE)
                                          --------------------------    --------------------------
                                             1999            1998         DOLLAR          PERCENT
                                          ----------     -----------    ----------      ----------
                                                       (IN THOUSANDS)

Salaries and wages                        $   13,608     $   12,340          1,268           10.28%
Employee benefits                              3,587          3,116            471           15.12
Occupancy                                      1,614          1,496            118            7.89
Furniture and equipment                        2,268          1,853            415           22.40
Printing, postage and office supplies          1,447          1,300            147           11.31
Marketing                                      1,161          1,192            (31)          (2.60)
Data processing fees                           1,869          1,487            382           25.69
Professional fees                                713            408            305           74.75
Other real estate owned                           31             39             (8)         (20.51)
Minority interest in earnings                      7            194           (187)         (96.39)
FDIC premiums and examination fees               323            293             30           10.24
Goodwill and other intangibles                   645            432            213           49.31
Other                                          2,741          2,338            403           17.24
                                          ----------     ----------     ----------
     Total                                $   30,014     $   26,488          3,526           13.31%
                                          ==========     ==========     ==========

                               BFC CORP - EXTERNAL
               AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES
                   FOR SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                              TAX EQUIVALENT BASIS
(DOLLARS IN THOUSANDS)

                                                        June 1999 Actual - YTD              June 1998 Actual - YTD
                                                    ------------------------------    ----------------------------------  --------
ASSETS                                                Average                Rate/      Average                   Rate/   % Change
Loans and Leases (net of unearned discount)           Balance      Interest  Yield      Balance       Interest    Yield    Avg Bal
                                                    -----------    --------  -----    -----------     --------   -------  --------
      Commercial                                    $  492,304     $ 21,110   8.65%    $  414,154     $ 18,928    9.22%    18.87%
      Commercial Real Estate                           567,895       24,223   8.60        470,700       21,407    9.17     20.65
      Agricultural                                     430,325       18,590   8.71        419,655       19,170    9.21      2.54
      Residential Real Estate                          377,337       16,147   8.63        396,696       17,249    8.77     (4.88)
      Consumer                                         241,407       10,788   9.01        256,557       11,634    9.14     (5.91)
      Tax Exempt                                        54,040        2,594   9.68         52,945        2,664   10.15      2.07
                                                    ----------     --------            ----------     --------
          TOTAL LOANS AND LEASES                     2,163,308       93,452   8.71      2,010,707       91,052    9.13      7.59

      Reserve for Credit Losses                        (37,847)                           (35,175)                          7.60
                                                    ----------                         ----------
          NET LOANS AND LEASES                       2,125,461                          1,975,532                           7.59

      Mortgage Backed Securities                       756,974       22,821   6.08        678,934       21,457    6.37     11.49
      Taxable Other                                     60,079        1,792   6.01         92,810        2,892    6.28    (35.27)
      Tax Exempt                                       199,213        7,868   7.96        206,362        8,308    8.12     (3.46)
                                                    ----------     --------            ----------     --------
          TOTAL SECURITIES                           1,016,266       32,481   6.45        978,106       32,657    6.73      3.90

Total Fed Funds Sold                                    10,050          229   4.59         11,782          322    5.51    (14.70)
Other earning assets                                     2,145           53   4.98          2,150           57    5.35     (0.23)
                                                    ----------     --------            ----------     --------
          TOTAL EARNING ASSETS                       3,191,769      126,215   7.97      3,002,745      124,088    8.33      6.30

Total Cash & Due from Banks                            110,060                            102,427                           7.45
Nonearning assets                                      124,641                            120,512                           3.43
                                                    ----------                         ----------
          TOTAL ASSETS                              $3,388,623                         $3,190,509                           6.21
                                                    ==========                         ==========
LIABILITIES AND STOCKHOLDERS EQUITY
Non-Interest Bearing Deposits                       $  312,539                         $  292,823                           6.73
Interest Bearing Deposits
      Savings and NOW accounts                         281,715        1,616   1.16        292,711        2,331    1.61     (3.76)
      Money Market Checking                            158,286          720   0.92        157,737        1,119    1.43      0.35
      Money Market Savings                             440,608        8,010   3.67        327,947        6,599    4.06     34.35
      Savings Certificates                           1,133,228       29,932   5.33      1,179,800       33,618    5.75     (3.95)
      Certificates over $100K                          205,669        5,376   5.27        180,277        5,066    5.67     14.08
                                                    ----------     --------            ----------     --------
          TOTAL INTEREST BEARING DEPOSITS            2,219,506       45,654   4.15      2,138,472       48,733    4.60      3.79

          TOTAL DEPOSITS                             2,532,045                          2,431,295                           4.14

      Total Short Term Borrowings                      360,800        8,763   4.90        361,705        9,728    5.42     (0.25)
      Total Long Term Debt                             135,981        3,489   5.17         52,595        1,413    5.42    158.54
                                                    ----------     --------            ----------     --------
          TOTAL INTEREST BEARING LIABILITIES         2,716,288       57,905   4.30      2,552,772       59,876    4.73      6.41
Other liabilities                                       53,936                             51,494                           4.74

          TOTAL LIABILITIES                          3,082,763                          2,897,089                           6.41

Minority Interest                                          898                              6,732                         (86.66)
Redeemable Preferred Stock                               2,034                              2,109                          (3.56)
Redeemable Class A Common Stock                         24,234                             22,767                           6.44
Shareholder's equity                                   278,694                            261,812                           6.45
                                                    ----------                         ----------
          TOTAL LIABILITIES AND EQUITY              $3,388,623                         $3,190,509                           6.21
                                                    ==========                         ==========
Net Interest Income                                                $ 68,310                           $ 64,212
                                                                   ========                           ========
Gross Spread                                                                  3.68%                               3.60%

Percent of earning assets
      Interest Income                                                         7.97                                8.33
      Interest Cost                                                           3.66                                4.02
                                                                            ------                              ------
          NET INTEREST MARGIN                                                 4.32%                               4.31%
      Interest bearing liabilities to earning assets                         85.10%                              85.01%

                               BFC CORP - EXTERNAL
               AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES
                  FOR THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                              TAX EQUIVALENT BASIS
(DOLLARS IN THOUSANDS)

                                                         June 1999 Actual - QTD            June 1998 Actual - QTD
                                                    ------------------------------    --------------------------------   --------
ASSETS                                                  Average              Rate/        Average                Rate/   % Change
Loans and Leases (net of unearned discount)             Balance    Interest  Yield        Balance     Interest   Yield    Avg Bal
                                                    -----------    --------  -----    -----------     --------   -----   --------
      Commercial                                    $   511,562    $11,012    8.63%   $   437,408     $  9,987   9.16%    16.95%
      Commercial Real Estate                            577,000     12,389    8.61        479,437       10,978   9.18     20.35
      Agricultural                                      437,291      9,409    8.63        435,213       10,052   9.26      0.48
      Residential Real Estate                           380,884      8,127    8.56        392,891        8,647   8.83     (3.06)
      Consumer                                          240,830      5,349    8.91        255,848        5,824   9.13     (5.87)
      Tax Exempt                                         53,188      1,271    9.58         53,678        1,346  10.06     (0.91)
                                                    -----------    -------            -----------     --------
          TOTAL LOANS AND LEASES                      2,200,755     47,557    8.67      2,054,475       46,834   9.14      7.12
      Reserve for Credit Losses                         (38,040)                          (35,611)                         6.82
                                                    -----------                       -----------
          NET LOANS AND LEASES                        2,162,715                         2,018,864                          7.13
      Mortgage Backed Securities                        786,806     11,834    6.03        691,804       10,867   6.30     13.73
      Taxable Other                                      50,266        763    6.09         80,559        1,253   6.24    (37.60)
      Tax Exempt                                        196,709      3,878    7.91        205,957        4,154   8.09     (4.49)
                                                    -----------    -------            -----------     --------
          TOTAL SECURITIES                            1,033,781     16,475    6.39        978,320       16,274   6.67      5.67
Total Fed Funds Sold                                      8,345         98    4.71          7,692          100   5.21      8.49
Other earning assets                                      2,108         25    4.76          2,239           31   5.55     (5.85)
                                                    -----------    -------            -----------     --------
          TOTAL EARNING ASSETS                        3,244,989     64,155    7.93      3,042,726       63,239   8.34      6.65
Total Cash & Due from Banks                             112,378                           104,726                          7.31
Nonearning assets                                       123,281                           120,840                          2.02
                                                    -----------                       -----------
          TOTAL ASSETS                              $ 3,442,608                       $ 3,232,681                          6.49
                                                    ===========                       ===========
LIABILITIES AND STOCKHOLDERS EQUITY
Non-Interest Bearing Deposits                       $   317,996                       $   297,241                          6.98
Interest Bearing Deposits
      Savings and NOW accounts                          276,427        769    1.12        289,582        1,122   1.55     (4.54)
      Money Market Checking                             157,380        362    0.92        156,849          551   1.41      0.34
      Money Market Savings                              446,009      4,061    3.65        343,417        3,502   4.09     29.87
      Savings Certificates                            1,129,933     14,779    5.25      1,183,346       16,958   5.75     (4.51)
      Certificates over $100K                           207,789      2,711    5.23        182,021        2,577   5.68     14.16
                                                    -----------    -------            -----------     --------
          TOTAL INTEREST BEARING DEPOSITS             2,217,538     22,682    4.10      2,155,215       24,710   4.60      2.89
          TOTAL DEPOSITS                              2,535,534                         2,452,456                          3.39
      Total Short Term Borrowings                       386,741      4,708    4.88        378,413        5,086   5.39      2.20
      Total Long Term Debt                              161,649      1,987    4.93         55,849          757   5.44    189.44
                                                    -----------    -------            -----------     --------
          TOTAL INTEREST BEARING LIABILITIES          2,765,929     29,376    4.26      2,589,477       30,553   4.73      6.81
Other liabilities                                        50,524                            49,638                          1.78
          TOTAL LIABILITIES                           3,134,449                         2,936,356                          6.75
Minority Interest                                           899                             6,756                        (86.69)
Redeemable Preferred Stock                                2,019                             2,113                         (4.45)
Redeemable Class A Common Stock                          24,419                            22,998                          6.18
Shareholder's equity                                    280,822                           264,457                          6.19
                                                    -----------                       -----------
          TOTAL LIABILITIES AND EQUITY              $ 3,442,608                       $ 3,232,681                          6.49
                                                    ===========                       ===========
Net Interest Income                                                $34,779                            $ 32,686
                                                                   =======                            ========
Gross Spread                                                                  3.67%                              3.60%
Percent of earning assets
      Interest Income                                                         7.93                               8.34
      Interest Cost                                                           3.63                               4.03
                                                                           -------                             ------
          NET INTEREST MARGIN                                                 4.30%                              4.31%
      Interest bearing liabilities to earning assets                         85.24%                             85.10%

                           PART II - OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders.

(a) The Company held its annual meeting on April 21, 1999. At the meeting, 64.76% of the outstanding shares of the Company's class A common stock was represented in person or by proxy.

(b) The Company solicited proxies for the annual meeting pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's solicitation.

         The first matter to be voted upon was a proposal to fix the number of directors at not less than four (4) nor more than ten (10). This proposal was passed as follows: 763,181.5362 votes for, 2,032.9865 votes against, and 11,908.9957 votes withheld.

         The second matter voted upon was the election of directors. The nominees consisted of all directors serving as such at the time of the annual meeting, and all such nominees were re-elected as directors. The directors elected consisted of Terry M. Cummings, Stan K. Dardis, William H. Lipschultz, Charlotte S. Johnson, Daniel Reardon, and Sherman Winthrop. The votes cast were as follows: 765,272.5164 votes for all nominees and 11,851.0020 votes to withhold authority for all nominees.

         The final matter voted upon was the ratification of the appointment of Deloitte & Touche LLP as the Company's independent accountant to audit the consolidated financial statements of the Company for the year ended December 31, 1999. The appointment was ratified as follows:
         759,166.1829 votes for, 12,877.5055 votes against, and 5,079.8300 votes withheld.

         As to each matter, there were no broker non-votes.

         There were no other matters submitted for a vote or voted upon at the annual meeting.

Item 5. Other information.

(a) This Quarterly Report on Form 10-Q contains forward-looking statements that involve inherent risks and uncertainties. Bremer Financial Corporation cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors included fluctuations in interest rates, inflation, government regulations, technology changes (including the Year 2000 issue), regulatory delays in approving acquisitions, and economic conditions and competition in the geographic and business areas in which the Company conducts its operations.

(b) In a Current Report on Form 8-K filed on January 28, 1999, the Company reported that it had entered into a Stock Purchase Agreement dated January 25, 1999 ("Dean Agreement") with the shareholders of Dean Financial Services, Inc. ("Dean") under which the Company was to acquire all of the shares of capital stock of Dean. The transactions described in the Dean Agreement closed on July 8, 1999.

(c) In a Current Report on Form 8-K filed on February 22, 1999, the Company reported that it had entered into an Agreement and Plan of Merger dated February 16, 1999 under which Bremer Acquisition Corporation, a wholly-owned subsidiary of the Company, would acquire Northwest Equity Corporation ("Northwest") and its wholly owned subsidiary Northwest Savings Bank, in a merger ("Merger") in which Northwest would become a wholly-owned subsidiary of the Company. It is now anticipated that due to unanticipated regulatory delays, the Merger will likely close no earlier than the first quarter of 2000 rather than in the third quarter of 1999, as originally reported.

Item 6. Exhibits and Reports on Form 8-K.

(a)      No exhibits are being filed as part of this Quarterly Report on Form
         10-Q.

(b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 1999 or during the period from June 30, 1999 to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 1999                     BREMER FINANCIAL CORPORATION


                                           By: /s/ Stan K. Dardis
                                              -----------------------------
                                              Stan K. Dardis
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                           By: /s/ Stuart F. Bradt
                                              -----------------------------
                                              Stuart F. Bradt
                                              Controller
                                              (Chief Accounting Officer)