Form 10-Q
period 1999-09-30
BREMER FINANCIAL CORPORATION
filed 1999-11-12
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number     0-18342
                       ---------------------------------------------------------

                          Bremer Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                    41-0715583
----------------------------------          ------------------------------------
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

         As of September 30, 1999, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX


PART I --   FINANCIAL INFORMATION                                           Page
                                                                            ----

              Item 1 --  Financial Statements                                 2

              Item 2 --  Management's Discussion and Analysis                 9
                         of Financial Condition and Results
                         of Operations

PART II --  OTHER INFORMATION


              Item 5 --  Other information                                   27

              Item 6 --  Exhibits and Reports on Form 8-K                    27

              Signatures                                                     28

ITEM 1. FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30   DECEMBER 31    SEPTEMBER 30
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                     1999           1998           1998
                                                                                 ------------   ------------   ------------
                                                                                  (UNAUDITED)                   (Unaudited)
ASSETS
      Cash and due from banks                                                    $    135,392   $    143,831   $    108,656
      Interest bearing deposits                                                         2,812          1,712          2,325
      Federal funds sold                                                                3,643             --             --
      Investment securities held to maturity (fair value of $168,347
          $185,398, and $168,123 respectively)                                        167,806        179,359        157,829
      Mortgage-backed securities held to maturity (fair value of $10,839
          $27,070, and $49,942 respectively)                                           10,880         27,143         34,167
                                                                                 ------------   ------------   ------------
          TOTAL SECURITIES HELD TO MATURITY                                           178,686        206,502        191,996
      Investment securities available for sale (amortized cost of $188,387
          $103,872, and $105,988 respectively)                                        188,928        105,491        107,447
      Mortgage-backed securities available for sale (amortized cost of $682,580
          $679,134, and $616,822 respectively)                                        673,880        684,680        616,095
                                                                                 ------------   ------------   ------------
          TOTAL SECURITIES AVAILABLE FOR SALE                                         862,808        790,171        723,542
      Loans and leases                                                              2,505,171      2,177,787      2,186,512
          Reserve for credit losses                                                   (40,801)       (37,019)       (36,301)
          Unearned discount                                                            (5,929)        (5,153)        (5,526)
                                                                                 ------------   ------------   ------------
          NET LOANS AND LEASES                                                      2,458,441      2,135,615      2,144,685
      Premises and equipment, net                                                      60,867         54,390         54,329
      Interest receivable and other assets                                            102,599         65,858         64,128
                                                                                 ------------   ------------   ------------

                  TOTAL ASSETS                                                   $  3,805,248   $  3,398,079   $  3,289,661
                                                                                 ============   ============   ============

LIABILITIES AND SHAREHOLDER'S EQUITY
      Noninterest bearing deposits                                               $    381,281   $    369,215   $    315,857
      Interest bearing deposits                                                     2,435,291      2,201,435      2,160,730
                                                                                 ------------   ------------   ------------
          TOTAL DEPOSITS                                                            2,816,572      2,570,650      2,476,587
      Federal funds purchased and repurchase agreements                               256,242        221,419        227,282
      Other short-term borrowings                                                     202,800        131,794        136,990
      Long-term debt                                                                  169,579        116,286         94,998
      Accrued expenses and other liabilities                                           46,171         51,568         51,292
                                                                                 ------------   ------------   ------------
          TOTAL LIABILITIES                                                         3,491,364      3,091,717      2,987,149

      Minority interests                                                                  976            905          3,488
      Redeemable preferred stock, $100 par, 80,000 shares authorized;
          71,594 shares issued; and outstanding shares of 16,152
          20,787, and 20,837 respectively                                               1,615          2,079          2,084
      Redeemable class A common stock, 960,000 shares
          issued and outstanding                                                       24,904         24,270         23,755

      Shareholder's equity
          Common stock
              Class A, no par, 12,000,000 shares authorized;
                  240,000 shares issued and outstanding                                    57             57             57
              Class B, no par, 10,800,000 shares authorized,
                  issued and outstanding                                                2,562          2,562          2,562
          Retained earnings                                                           288,425        272,696        265,541
          Accumulated other comprehensive income                                       (4,655)         3,793          5,026
                                                                                 ------------   ------------   ------------

          TOTAL SHAREHOLDER'S EQUITY                                                  286,389        279,108        273,186
                                                                                 ------------   ------------   ------------

                  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                     $  3,805,248   $  3,398,079   $  3,289,661
                                                                                 ============   ============   ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                                    --------------------------------------------
                                                                         1999           1998            1997
                                                                    ------------    ------------    ------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
      Loans and leases, including fees                              $    145,863    $    138,740    $    121,407
      Securities
           Taxable                                                        38,398          35,387          36,744
           Tax-exempt                                                      7,796           8,261           8,408
      Federal funds sold                                                     387             567              --
      Other                                                                   73              93              99
                                                                    ------------    ------------    ------------
           Total interest income                                         192,517         183,048         166,658
                                                                    ------------    ------------    ------------
INTEREST EXPENSE
      Deposits                                                            70,849          73,585          66,457
      Federal funds purchased and repurchase agreements                    7,931           7,135           5,506
      Other short term borrowings                                          6,353           7,734           6,284
      Long term debt                                                       6,105           2,773           2,728
                                                                    ------------    ------------    ------------
           Total interest expense                                         91,238          91,227          80,975
                                                                    ------------    ------------    ------------
           Net interest income                                           101,279          91,821          85,683
      Provision for credit losses                                          6,504           3,769           4,029
                                                                    ------------    ------------    ------------
           Net interest income after provision for credit losses          94,775          88,052          81,654
                                                                    ------------    ------------    ------------
NONINTEREST INCOME
      Service charges                                                     14,071          12,631          11,607
      Insurance                                                            6,779           5,239           4,907
      Trust                                                                5,804           5,145           4,574
      Brokerage                                                            3,547           2,826           2,111
      Gain on sale of loans                                                2,788           3,491           1,628
      Gain / (loss) on sale of securities                                  1,851           1,292            (133)
      Other                                                                3,843           4,670           2,880
                                                                    ------------    ------------    ------------
           Total noninterest income                                       38,683          35,294          27,574
                                                                    ------------    ------------    ------------
NONINTEREST EXPENSE
      Salaries and wages                                                  40,649          36,469          32,744
      Employee benefits                                                   10,451           9,191           8,740
      Occupancy                                                            4,976           4,585           4,413
      Furniture and equipment                                              6,733           5,584           5,042
      Data processing fees                                                 5,167           4,516           5,044
      FDIC premiums and examination fees                                     953             888             352
      Goodwill and other intangibles                                       1,971           1,292           1,088
      Other                                                               18,880          15,532          14,042
                                                                    ------------    ------------    ------------
           Total noninterest expense                                      89,780          78,057          71,465
                                                                    ------------    ------------    ------------
INCOME BEFORE INCOME TAX EXPENSE                                          43,678          45,289          37,763
      Income tax expense                                                  14,701          15,516          12,524
                                                                    ------------    ------------    ------------
NET INCOME                                                          $     28,977    $     29,773          25,239
                                                                    ============    ============    ============
Per common share amounts:
      Net income-basic                                              $       2.41    $       2.48    $       2.10
      Dividends paid                                                        0.99            0.99            0.90


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                          THREE MONTHS ENDED SEPTEMBER 30
                                                                    --------------------------------------------
                                                                        1999            1998            1997
                                                                    ------------    ------------    ------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
      Loans and leases, including fees                              $     53,297    $     48,599    $     43,214
      Securities
           Taxable                                                        13,784          11,038          12,705
           Tax-exempt                                                      2,611           2,782           2,875
      Federal funds sold                                                     158             245              --
      Other                                                                   22              36              49
                                                                    ------------    ------------    ------------
           Total interest income                                          69,872          62,700          58,843
                                                                    ------------    ------------    ------------
INTEREST EXPENSE
      Deposits                                                            25,196          24,851          22,914
      Federal funds purchased and repurchase agreements                    2,857           2,776           1,774
      Other short term borrowings                                          2,664           2,363           3,233
      Long term debt                                                       2,616           1,361             885
                                                                    ------------    ------------    ------------
           Total interest expense                                         33,333          31,351          28,806
                                                                    ------------    ------------    ------------
           Net interest income                                            36,539          31,349          30,037
      Provision for credit losses                                          1,799           1,307           1,431
                                                                    ------------    ------------    ------------
           Net interest income after provision for credit losses          34,740          30,042          28,606
                                                                    ------------    ------------    ------------
NONINTEREST INCOME
      Service charges                                                      5,156           4,373           4,063
      Insurance                                                            2,551           2,047           1,786
      Trust                                                                2,072           1,701           1,563
      Brokerage                                                            1,232           1,025             769
      Gain on sale of loans                                                  776           1,147             779
      Gain / (loss) on sale of securities                                      4             154              60
      Other                                                                1,005           1,009             990
                                                                    ------------    ------------    ------------
           Total noninterest income                                       12,796          11,456          10,010
                                                                    ------------    ------------    ------------
NONINTEREST EXPENSE
      Salaries and wages                                                  14,262          12,395          11,229
      Employee benefits                                                    3,509           3,054           2,857
      Occupancy                                                            1,654           1,510           1,484
      Furniture and equipment                                              2,343           1,934           1,735
      Data processing fees                                                 1,759           1,532           1,503
      FDIC premiums and examination fees                                     319             295             302
      Goodwill and other intangibles                                         884             447             371
      Other                                                                6,750           5,283           5,072
                                                                    ------------    ------------    ------------
           Total noninterest expense                                      31,480          26,450          24,553
                                                                    ------------    ------------    ------------
INCOME BEFORE INCOME TAX EXPENSE                                          16,056          15,048          14,063
      Income tax expense                                                   5,701           5,135           4,697
                                                                    ------------    ------------    ------------
NET INCOME                                                          $     10,355    $      9,913    $      9,366
                                                                    ============    ============    ============
Per common share amounts:
      Net income-basic                                              $       0.86    $       0.83    $       0.78
      Dividends paid                                                        0.33            0.33            0.30


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                  ACCUMULATED
                                                               COMMON STOCK          OTHER
                                                           --------------------  COMPREHENSIVE  COMPREHENSIVE  RETAINED
                                                           CLASS A     CLASS B       INCOME        INCOME      EARNINGS     TOTAL
                                                           --------    --------     --------      --------     --------    --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1996                                 $     57    $  2,562     $  1,180                   $230,071    $233,870
Comprehensive income
   Net income                                                                                     $ 35,060       35,060      35,060
   Other comprehensive income
      Change in net unrealized gain (loss) on securities
         available for sale, net of $2,655 tax expense                                 3,982         3,982                    3,982
                                                                                                  --------
   Comprehensive income                                                                           $ 39,042
                                                                                                  ========
Dividends, $1.20 per share                                                                                      (14,400)    (14,400)
Allocation of net income in excess of dividends and change
   in net unrealized gain (loss) on securities available
   for sale to redeemable class A common stock                                          (319)                    (1,652)     (1,971)
                                                           --------    --------     --------                   --------    --------

BALANCE, DECEMBER 31, 1997                                       57       2,562        4,843                    249,079     256,541
Comprehensive income
   Net income                                                                                       41,511       41,511      41,511
   Other comprehensive income
      Change in net unrealized gain (loss) on securities
         available for sale, net of $761 tax benefit                                  (1,141)       (1,141)                  (1,141)
                                                                                                  --------
   Comprehensive income                                                                           $ 40,370
                                                                                                  ========
Dividends, $1.32 per share                                                                                      (15,840)    (15,840)
Allocation of net income in excess of dividends and change
   in net unrealized gain (loss) on securities available
   for sale to redeemable class A common stock                                            91                     (2,054)     (1,963)
                                                           --------    --------     --------                   --------    --------

BALANCE, DECEMBER 31, 1998                                       57       2,562        3,793                    272,696     279,108
Comprehensive income
   Net income                                                                                       28,977       28,977      28,977
   Other comprehensive income
      Change in net unrealized gain (loss) on securities
         available for sale, net of $6,122 tax benefit                                (9,183)       (9,183)                  (9,183)
                                                                                                  --------
   Comprehensive income                                                                           $ 19,794
                                                                                                  ========
Dividends, $.99 per share                                                                                       (11,880)    (11,880)
Allocation of net income in excess of dividends and change
   in net unrealized gain (loss) on securities available
   for sale to redeemable class A common stock                                           735                     (1,368)       (633)
                                                           --------    --------     --------                   --------    --------

BALANCE, SEPTEMBER 30, 1999                                $     57    $  2,562     $ (4,655)                  $288,425    $286,389
                                                           ========    ========     ========                   ========    ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
INFORMATION SUBSEQUENT TO DECEMBER 31, 1998 IS UNAUDITED.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Nine Months Ended September 30
                                                                                --------------------------------------------
                                                                                    1999            1998            1997
                                                                                ------------    ------------    ------------
                                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                $     28,977    $     29,773    $     25,239
      Adjustments to reconcile net income to net cash
         provided by operating activities
            Provision for credit losses                                                6,504           3,769           4,029
            Depreciation and amortization                                              8,185           6,564           5,072
            Minority interests in earnings of subsidiaries                                26             703           1,090
            (Gain) loss on sale of securities                                         (1,851)         (1,292)            133
            Gain on sale of other real estate owned, net                                 (91)            (26)            (55)
            Other assets and liabilities, net                                          2,124           2,196             109
            Proceeds from sales of other real estate owned                               519             543             557
            Cash receipts related to loans originated specifically for resale        156,647         188,677          87,129
            Cash payments related to loans originated specifically for resale       (157,457)       (189,451)        (87,362)
                                                                                ------------    ------------    ------------
            Net cash provided by operating activities                                 43,583          41,456          35,941
                                                                                ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Deposits in other banks, net                                                    (1,100)           (439)             32
      Purchases of securities available for sale                                    (351,651)       (234,000)       (253,363)
      Purchases of securities held to maturity                                       (35,041)         (7,425)        (28,188)
      Proceeds from maturities of securities available for sale                      182,625         165,340          95,876
      Proceeds from maturities of securities held to maturity                         56,500          86,918          24,531
      Proceeds from sales of securities available for sale                            92,302          67,179         130,031
      Loans and leases, net                                                         (328,520)       (217,805)       (153,381)
      Acquisitions, net of cash acquired                                             (47,789)             --          (8,203)
      Acquisition of premises and equipment                                          (12,092)         (7,430)         (9,357)
                                                                                ------------    ------------    ------------
            Net cash used in investing activities                                   (444,766)       (147,662)       (202,022)
                                                                                ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Noninterest bearing deposits, net                                               12,066         (28,664)        (10,637)
      Interest bearing deposits (excluding certificates of deposit), net             149,798          73,565          21,087
      Certificates of deposits, net                                                   84,058         (10,812)         33,101
      Federal funds purchased and repurchase agreements, net                          34,823          60,108         (40,410)
      Other short-term borrowings, net                                                71,006         (61,100)        169,273
      Proceeds from issuance of long-term debt                                        72,721          81,846          14,732
      Repayments of long-term debt                                                   (19,429)        (17,086)        (45,491)
      Dividends paid to minority interests                                                45          (7,021)           (850)
      Redeemable preferred stock                                                        (464)            (60)             --
      Dividends paid                                                                 (11,880)        (11,880)        (10,800)
                                                                                ------------    ------------    ------------
            Net cash provided by financing activities                                392,744          78,896         130,005
                                                                                ------------    ------------    ------------
            Net decrease in cash and due from banks                                   (8,439)        (27,310)        (36,076)
      Cash and due from banks
         Beginning of period                                                         143,831         135,966         159,832
                                                                                ------------    ------------    ------------
         End of period                                                          $    135,392    $    108,656    $    123,756
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

F. REDEEMABLE CLASS A COMMON STOCK. At September 30, 1999, the 960,000 class A shares were generally redeemable at $25.94 per share. Since January 1, 1999 and through September 30, 1999, options to call 42,425.8048 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's Subsidiaries. During the same period, a total of 2,100 shares changed hands directly between individuals.

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

H. COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." The Company adopted FAS No. 130 on January 1, 1998, and reported comprehensive income for the third quarter of 1999 of $8.7 million, down from the $10.6 million reported for the third quarter of 1998. On a year-to-date basis, comprehensive income was $19.8 million, as compared to the $30.0 million reported in the first nine months of 1998. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on securities available for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Earnings Summary

Bremer Financial Corporation (the "Company") recorded net income of $10.4 million for the third quarter of 1999, a 4.5% increase from the $9.9 million earned in the third quarter of 1998. On a year-to-date basis, earnings were $29.0 million, down 2.7% from the $29.8 million earned in the first nine months of 1998. Contributing positively to earnings in the first nine months of 1999 were a 10.3% or $9.5 million increase in net interest income coupled with an increase in noninterest income of 9.6% or $3.4 million. Offsetting these positive increases were a 15.0% or $11.7 million increase in noninterest expense and a $2.7 million increase in the provision for credit losses during the first nine months of 1999.

Return on average assets ("ROA") was 1.09% for the third quarter of 1999, compared to 1.21% reported for the same period in 1998. For the first nine months of 1999, ROA fell to 1.10% from 1.26% reported in 1998. Return on average realized equity ("RORE") was 13.12% for the third quarter of 1999, compared to 13.63% for the same quarter of 1998. On a year-to-date basis, RORE was 12.59% for the first nine months of 1999, compared to 14.09% recorded for the first nine months of 1998. Table I presents a summary of the components affecting the change in year-to-date return on assets from September 30, 1998 to September 30, 1999.

Shareholder's Equity and Dividends

Shareholder's equity and redeemable class A common stock totaled $311.3 million at September 30, 1999, representing a book value per share of $25.94, a 4.8% increase from $24.75 at September 30, 1998. Dividends paid per share of $.33 in the third quarter of 1999 remained unchanged since the third quarter of 1998. Table II presents various regulatory capital ratios.

Securities classified as available for sale are recorded at market value on the Company's balance sheet, with unrealized gains or losses, net of tax, included in shareholder's equity. The net unrealized gain or loss in shareholder's equity had the effect of decreasing the book value per share by $.42 as of September 30, 1999 and increasing the book value per share by $.46 as of September 30, 1998.

Net Interest Income

Tax-equivalent net interest income for the third quarter of 1999 was $38.4 million, an increase of $5.1 million or 15.3% from the third quarter of 1998. The net interest margin increased to 4.29% in the third quarter of 1999 from 4.27% reported in the third quarter of 1998. On a year-to-date basis, tax-equivalent net interest income was $106.7 million, an increase of $9.2 million or 9.4% over the $97.5 million realized in the first nine months of 1998, while the tax-equivalent net interest margin was at 4.30% for the nine months ended September 30, 1999 and 1998. Table III presents the quarter-to-quarter comparison of tax-equivalent net interest income and net interest margins.

As presented in Table IV, the net interest margin for the third quarter of 1999 compared to 1998 increased due to positive changes in the interest rate spread that offset the negative changes in product mix. On a year-to-date basis, the net interest margin remained stable.

The Company uses various tools to assess its current interest rate sensitivity position, such as gap analysis, simulation of future net interest income, and a valuation model which measures the sensitivity of balance sheet valuations to changes in interest rates. In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows generated. The impact on valuations is then calculated for a 200 basis point rate shock. At September 30, 1999, the valuation model indicates that the value of assets would decline 3.5% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity impact from this 200 basis point increase in interest rates would be a decrease of 11.2%.

Nonperforming Assets

Table VI shows the details of nonperforming assets at September 30, 1999, December 31, 1998 and September 30, 1998. Nonperforming assets, which include nonperforming loans and leases and other real estate owned ("OREO"), were $17.0 million at September 30, 1999. This total represents an increase of $3.2 million from December 31, 1998 and an increase of $2.5 million from September 30, 1998, primarily related to unfavorable economic conditions in a portion of the Company's agricultural markets. Nonperforming assets as a percentage of total loans, leases and OREO increased to .68% as of September 30, 1999 from .64% as of December 31, 1998, and from .67% as of September 30, 1998, while the level of at-risk performing loans and leases (with an internal loan review rating of either substandard, doubtful or loss) increased $1.1 million or 1.1% to $99.5 million at September 30, 1999 from $98.4 million at September 30, 1998.

Nonperforming loans and leases, which include nonaccrual and restructured loans and leases, were $16.5 million at September 30, 1999, an increase of $3.3 million from December 31, 1998 and an increase of $2.4 million from September
30, 1998. The ratio of nonperforming loans and leases to total loans and leases increased to .66% at September 30, 1999 from .61% as of December 31, 1998, and
 .65% at September 30, 1998. The ratio of nonperforming assets and past due loans and leases to total loans, leases and OREO increased to .77% at September 30, 1999 from .69% at December 31, 1998, while declining from the .83% reported at September 30, 1998. The ratio of classified loans and leases to total loans and leases declined to 4.6% as of September 30, 1999 from 5.2% as of September 30, 1998. Net charge-offs were $4.9 million for the first nine months of 1999 as compared to $1.7 million during the same period in 1998.

OREO, which includes real estate acquired in loan settlements, decreased to $525 thousand at September 30, 1999 from $620 thousand at December 31, 1998 but increased from the $467 thousand at September 30, 1998.

Reserve for Credit Losses

The Company's reserve for credit losses was 247.0% of nonperforming loans and leases at September 30, 1999 compared to 279.3% at December 31, 1998 and 257.5% at September 30, 1998. Management believes the current reserve is adequate to cover the risks inherent in the portfolio, including the risk of nonperforming loans and leases that have been identified for careful monitoring.

The reserve for credit losses increased to $40.8 million at September 30, 1999 from $36.3 million at September 30, 1998. The reserve for credit losses increased $4.5 million or 6.3% from September 30, 1998 to September 30, 1999, while the reserve to outstanding loans and leases ratio decreased to 1.63% on September 30, 1999 from 1.66% reported on September 30, 1998. Table VII presents the activity in the reserve for credit losses.

Noninterest Income

As presented in Table VIII, noninterest income was $12.8 million for the third quarter of 1999 compared to $11.5 million for the third quarter of 1998, representing a $1.3 million or 11.7% improvement. On a year-to-date basis, noninterest income was $38.7 million compared to $35.3 million in 1998, an increase of $3.4 million or 9.6%. Contributing to this increase in operating noninterest income were a $1.5 million increase in insurance commissions, a $1.4 million increase in service charges, a $721 thousand or 25.5% increase in brokerage income, and a $659 thousand or 12.8% increase in trust revenues.

Noninterest Expense

As presented in Table IX, noninterest expense increased $5.0 million or 19.0% in the third quarter of 1999 compared to the third quarter of 1998. On a year-to-date basis, noninterest expenses increased $11.7 million or 15.0% when compared with the first nine months of 1998. Expenses associated with the operations of acquired entities, as well as transitional integration expenses, unfavorably impacted the comparison of noninterest expense between the third quarter of 1999 and 1998.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio was 61.17% for the first nine months of 1999 compared to 58.57% for the same period in 1998, as the increase in recurring noninterest expenses of 15.0% more than offset the 9.4% and 12.1% increases in tax-equivalent net interest income and recurring noninterest income, respectively.

Taxes

Comparing the first nine months of 1999 to the first nine months of 1998, the Company's effective tax rate decreased slightly from 33.7% to 33.6%.

Balance Sheet Growth

Assets

Average total assets increased $296.9 million or 9.2% from the first nine months of 1998 to the first nine months of 1999, while average earning assets increased by $283.4 million or 9.3% when comparing the same two periods.

Loans and Leases

In the first nine months of 1999, average loans and leases increased $199.1 million or 9.7% when compared to the first nine months of 1998. Average loans and leases in the third quarter of 1999 increased $284.3 million or 13.2% from the third quarter of 1998, with acquired entities accounting for a significant portion of this increase.

On a year-to-date basis, the increase in average loan volume in 1999 over 1998 was driven by commercial and commercial real estate loans, which increased $99.5 million and $97.8 million respectively. Agricultural, residential real estate, and tax exempt loans increased $4.7 million, $4.5 million, and $2.0 million, respectively, while consumer loans decreased by $9.4 million. The Company is not involved in highly-leveraged transaction lending or lending to foreign countries.

Securities

Average securities, excluding any unrealized gains or losses, increased $85.9 million or 9.0% during the first nine months of 1999 from the first nine months of 1998. During this same period, taxable securities increased $93.2 million or 12.4%, while tax-exempt securities decreased $7.2 million or 3.5%. The average maturity of the portfolio was 70 months at September 30, 1999, with an average yield to maturity on the $1 billion portfolio of 6.6%, unrealized gains of $2.2 million and unrealized losses of $1.7 million for held to maturity securities. In accordance with FAS No. 115, the available for sale investments are recorded inclusive of any unrealized gains or losses.

Liabilities

Comparing the first nine months of 1999 to the first nine months of 1998, average interest bearing liabilities increased $251.8 million or 9.8%, while average deposits increased $187.4 million or 7.7%. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank advances, and an unsecured revolving credit facility, increased $18.8 million or 5.1%. Average long-term debt, which consists primarily of Federal Home Loan Bank advances, increased $80.8 million or 123.7%.

On November 10, 1999, the Company issued $65 million of senior debt in a private placement transaction. The debt, which consists of $46 million of five year notes with an 8.27% coupon and $19 million of seven year notes with an 8.47% coupon, is non-amortizing. Interest will be payable semi-annually in arrears, calculated on the basis of a 360-day year of twelve 30-day months. The proceeds from the issuance will be used primarily to fund recent and anticipated future acquisition activity as well as for general corporate purposes.

Impact of the Year 2000 Issue

WHAT IS THE Y2K ISSUE?

The Year 2000 ("Y2K") issue is the result of computer systems that use two digits rather than four to define the applicable year. Any of the computer programs used by the Company that have date-sensitive software may recognize a date using "00" for the year as the year 1900 rather than the year 2000 or vice versa. This could result in a system failure or miscalculations causing disruptions of operations, including an inability to process transactions, calculate interest accruals, or engage in similar normal business activities.

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

At September 30, 1999, the Company had completed all four phases of its Y2K preparedness strategy and announced it was Y2K prepared. The four phases are described below:

PHASE ONE: AWARENESS
The Company began phase one of the Y2K project in early 1997. It established a central committee and a network of affiliate project managers to address Y2K issues. The Company has sent quarterly updates to subsidiary banks, executives, and Boards of Directors to keep everyone informed and the project on schedule. Customer awareness included numerous community-based presentations, statement stuffers, newsletters, Internet updates, and an information line available through an 800 number.

PHASE TWO: ASSESSMENT
The Company performed extensive testing on its computer systems. This involved identifying all date-impacted systems and equipment and establishing procedures for modifying and maintaining those systems and equipment. In addition, the Company worked closely with vendors and reviewed their compliance status and plans.

PHASE THREE: TESTING
The Company started testing in September 1998 and finished in March 1999. These tests uncovered some problems, which were addressed quickly and thoroughly. As a result, the Company has updated and tested systems that will work with little or no problems over the century change.

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

COST OF Y2K TO THE COMPANY

The Company has spent in excess of $700 thousand for Y2K preparedness. These costs were primarily for software upgrades, infrastructure changes, and testing. The Company has also spent approximately $5 million on a new PC network infrastructure, some of which is directly related to Y2K issues and some of which is additional investments in technology. The Company estimates up to an additional $20 thousand may be expended in 1999 for costs associated with Y2K issues.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        FINANCIAL HIGHLIGHTS (UNAUDITED)

                                                          NINE MONTHS ENDED SEPTEMBER 30           THREE MONTHS ENDED SEPTEMBER 30
                                                      -------------------------------------    -------------------------------------
                                                         1999           1998       CHANGE         1999            1998      CHANGE
                                                      ----------     ----------   ---------    ----------     ----------   ---------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
          Total interest income                       $  192,517     $  183,048       5.2%     $   69,872     $   62,700      11.4%
          Net interest income                            101,279         91,821      10.3          36,539         31,348      16.6
          Net interest income (1)                        106,683         97,482       9.4          38,373         33,270      15.3
          Provision for credit losses                      6,504          3,769      72.6           1,799          1,307      37.6
          Noninterest income                              38,683         35,294       9.6          12,796         11,456      11.7
          Noninterest expense                             89,780         78,057      15.0          31,480         26,450      19.0
          Net income                                      28,977         29,773      (2.7)         10,355          9,913       4.5
          Dividends                                       11,880         11,880        --           3,960          3,960        --

AVERAGE BALANCES
          Assets                                       3,519,600      3,222,669       9.2       3,774,128      3,289,205      14.7
          Loans and leases                             2,259,485      2,060,385       9.7       2,442,482      2,158,121      13.2
          Securities                                   1,042,518        956,597       9.0       1,091,801        914,280      19.4
          Deposits                                     2,628,357      2,441,003       7.7       2,809,194      2,460,102      14.2
          Redeemable class A common stock                 24,587         23,032       6.8          24,551         23,491       4.5
          Shareholder's equity                           282,749        264,863       6.8         282,334        270,145       4.5

PERIOD-END BALANCES
          Assets                                       3,805,248      3,289,661      15.7
          Loans and leases                             2,499,242      2,180,986      14.6
          Securities                                   1,041,495        915,538      13.8
          Deposits                                     2,816,572      2,476,587      13.7
          Redeemable class A common stock                 24,904         23,755       4.8
          Shareholder's equity                           286,389        273,186       4.8

FINANCIAL RATIOS
          Return on assets (2)                              1.10%          1.26%    (12.7)           1.09%          1.21%     (9.9)
          Return on realized equity (3)(4)                 12.59          14.09     (10.6)          13.12          13.63      (3.7)
          Average equity/assets (3)(4)                      8.75           8.77      (0.2)           8.31           8.77      (5.2)
          Dividend payout                                  41.00          39.90       2.8           38.24          39.95      (4.3)
          Net interest margin (1)                           4.30           4.30        --            4.29           4.27       0.5
          Efficiency ratio                                 61.17          58.57       4.4           59.80          58.26       2.6
          Net charge-offs/average loans and leases          0.29           0.11     163.6            0.21           0.19      10.5
          Reserve/period-end loans and leases               1.63           1.66      (1.8)           1.63           1.66      (1.8)

PER SHARE OF COMMON STOCK (3)
          Net income-basic                            $     2.41     $     2.48      (2.7)%    $     0.86     $     0.83       4.5%
          Dividends paid                                    0.99           0.99        --            0.33           0.33        --
          Book value                                       25.94          24.75       4.8           25.94          24.75       4.8
          Realized book value (4)                          26.36          24.29       8.5           26.36          24.29       8.5


(1) Tax-equivalent basis (TEB).
(2) Calculation is based on income before minority interests.
(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4) Excluding net unrealized gain (loss) on securities available for sale.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                         TABLE I

CHANGES IN RETURN ON ASSETS


                                                                    Year-To-Date
                                                                    September 30
                                                                    1999 vs 1998
                                                                    ------------

Return on assets, prior year                                             1.26%
                                                                       ------

Increases

          Insurance                                                      0.04
          Minority interest earnings                                     0.03
          Gain on sale of securities                                     0.02
          Brokerage                                                      0.02
          Other service charges                                          0.01

                                                                       ------
                   Total increases                                       0.12
                                                                       ------

Decreases

          Provision for credit losses                                    0.09
          Fees on loans and leases                                       0.05
          Gain on sale of fixed assets,
                    other real estate owned, and other assets            0.05
          Salaries and wages                                             0.03
          Professional fees                                              0.03
          Other noninterest expenses, net                                0.03

                                                                       ------
                   Total decreases                                       0.28
                                                                       ------

Return on assets, current period                                         1.10%
                                                                       ======

                                                                        TABLE II

CAPITAL RATIOS (1)


                                 September 30    December 31    September 30    Regulatory
                                     1999           1998            1998         Minimums
                                 ------------    -----------    ------------    ----------
Equity to assets (2)                8.31%           8.81%            8.86%           --%
Tangible equity to assets (2)       7.29            8.41             8.55            --
Tier I capital (3)                 10.40           12.13            12.07          4.00
Tier I and tier II capital (3)     11.65           13.39            13.32          8.00
Leverage ratio (3)                  7.33            8.58             8.56          3.00


(1)  Calculations include redeemable class A common stock.
(2) Computed in accordance with generally accepted accounting principles, excluding the unrealized market value adjustment of securities available for sale.
(3) Computed exclusive of the unrealized market value adjustment of securities available for sale.

                                                                       TABLE III


NET INTEREST INCOME / MARGINS (TEB)


--------------------------------------------------------------------------------
                                                         Net              Net
                                                      Interest         Interest
(DOLLARS IN THOUSANDS)                                 Income           Margin
--------------------------------------------------------------------------------

Quarter
-------


1999
     Third                                            $ 38,373           4.29%
     Second                                             34,779           4.30
     First                                              33,531           4.33

1998
     Fourth                                             34,196           4.34
     Third                                              33,270           4.27
     Second                                             32,686           4.31
     First                                              31,527           4.32

1997
     Fourth                                             32,790           4.47
     Third                                              31,974           4.40
     Second                                             30,570           4.45
     First                                              28,835           4.41

1996
     Fourth                                             29,732           4.40
     Third                                              29,419           4.33
     Second                                             28,734           4.38
     First                                              27,977           4.35

                                                                        TABLE IV

CHANGES IN NET INTEREST INCOME (TEB)


                                             -------------------------------        -------------------------------
                                              Nine Months Ended September 30        Three Months Ended September 30
                                                       1999 vs 1998                           1999 vs 1998
                                             -------------------------------        -------------------------------
                                                 (DOLLARS IN THOUSANDS)
                                                 Net                  Net              Net                 Net
                                              Interest             Interest         Interest            Interest
                                               Income               Margin           Income              Margin
                                             ---------            ---------         ---------           ---------
CHANGE IN VOLUME
      Earning assets                         $  17,637                              $   9,536
      Interest  bearing liabilities             (8,915)                                (4,945)
                                             ---------                              ---------
                                                 8,722                                  4,591

CHANGE IN INTEREST RATE SPREAD
      Earning assets                            (8,194)               (0.33)%          (2,313)              (0.26)%
      Interest  bearing liabilities              8,183                 0.33             2,699                0.30
                                             ---------            ---------         ---------           ---------
                                                   (11)                0.00               386                0.04

CHANGE IN PRODUCT MIX
      Earning assets                              (125)               (0.01)             (474)              (0.05)
      Interest  bearing liabilities                721                 0.03               265                0.03
                                             ---------            ---------         ---------           ---------
                                                   596                 0.02              (209)              (0.02)
OTHER CHANGES
      Nonaccruing loans                            (84)               (0.00)              241                0.03
      Yield-related loan fees                      (22)               (0.00)               95                0.01
      Free Funds                                    --                (0.02)               --               (0.04)
                                             ---------            ---------         ---------           ---------
                                                  (106)               (0.02)              336                0.00

CHANGE IN NET INTEREST INCOME                    9,201                 0.00             5,104                0.02

      Net interest income, prior period         97,482                 4.30            33,269                4.27
                                             ---------            ---------         ---------           ---------

      Net interest income, current period    $ 106,683                 4.30%        $  38,373                4.29%
                                             =========            =========         =========           =========

                                                                         TABLE V

CHANGES IN NET INTEREST INCOME (TEB)


                                                 Nine Months Ended September 30
                                                         1999 vs 1998
                                         ---------------------------------------------
                                                        (IN THOUSANDS)
                                            Volume       Yield/Rate(1)        Total
                                         ------------    ------------     ------------
INCREASE (DECREASE) IN:


       INTEREST INCOME
            Loans and leases             $     13,097    $     (6,015)    $      7,082
            Taxable securities                  3,307            (296)           3,011
            Tax-exempt securities               1,171          (1,865)            (694)
            Interest bearing deposits              --              --               --
            Federal funds sold                     53            (233)            (180)
            Other earning assets                    9             (16)              (7)
                                         ------------    ------------     ------------
                 Total                         17,637          (8,425)           9,212


       INTEREST EXPENSE
            Savings deposits                    1,496            (458)           1,038
            Other time deposits                 5,695          (9,470)          (3,775)
            Short-term borrowings               1,453          (2,037)            (584)
            Long-term debt                        271           3,061            3,332
                                         ------------    ------------     ------------
                 Total                          8,915          (8,904)              11
                                         ------------    ------------     ------------

NET INTEREST INCOME                      $      8,722    $        479     $      9,201
                                         ============    ============     ============


(1) ALL CHANGES IN NET INTEREST INCOME, OTHER THAN THOSE DUE TO VOLUME, HAVE BEEN ALLOCATED TO YIELD/RATE.

                                                                        TABLE VI

NONPERFORMING ASSETS


                                                            SEPTEMBER 30      DECEMBER 31     SEPTEMBER 30
                                                                1999             1998             1998
                                                            ------------     ------------     ------------
                                                                        (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases                                 $     16,476     $     13,077     $     13,509
Restructured loans and leases                                         45              178              589
                                                            ------------     ------------     ------------
     Total nonperforming loans and leases                         16,521           13,255           14,098
Other real estate owned (OREO)                                       525              620              467
                                                            ------------     ------------     ------------
     Total nonperforming assets                             $     17,046           13,875           14,565
                                                            ============     ============     ============

Past due loans and leases *                                 $      2,120     $      1,142     $      3,545
                                                            ============     ============     ============

Nonperforming loans and leases to total loans and leases            0.66%            0.61%            0.65%
Nonperforming assets to total loans, leases and OREO                0.68             0.64             0.67
Nonperforming assets and past due loans and leases* to
     total loans, leases and OREO                                   0.77             0.69             0.83
Reserve to nonperforming loans and leases                         246.96           279.27           257.49
Reserve to total loans and leases                                   1.63             1.70             1.66


* PAST DUE LOANS AND LEASES INCLUDE ACCRUING LOANS AND LEASES 90 DAYS OR MORE PAST DUE.

                                                                       TABLE VII


RESERVE FOR CREDIT LOSSES


                                                NINE MONTHS ENDED SEPTEMBER 30
                                                ------------------------------
                                                    1999              1998
                                                ------------     -------------
                                                       (IN THOUSANDS)
Beginning of period                             $     37,019     $     34,253
          Charge-offs                                 (5,758)          (2,596)
          Recoveries                                     829              875
                                                ------------     ------------
                   Net charge-offs                    (4,929)          (1,721)
          Provision for credit losses                  6,504            3,769
          Reserve related to acquired assets           2,207               --
                                                ------------     ------------
End of period                                   $     40,801     $     36,301
                                                ============     ============

                                                                      TABLE VIII

NONINTEREST INCOME


                                  NINE MONTHS ENDED SEPTEMBER 30         INCREASE/(DECREASE)
                                  ------------------------------   ------------------------------
                                       1999            1998            DOLLAR           PERCENT
                                  -------------    -------------   ------------      ------------
                                                   (IN THOUSANDS)
Service charges                    $     14,071    $     12,631    $      1,440            11.40%
Insurance                                 6,779           5,239           1,540            29.39
Trust                                     5,804           5,145             659            12.81
Brokerage                                 3,547           2,826             721            25.51
Gain on sale of loans                     2,788           3,491            (703)          (20.14)
Gain on sale of other assets                328             715            (387)          (54.13)
Other                                     3,074           2,854             220             7.71
                                   ------------    ------------    ------------
   Operating noninterest income          36,391          32,901           3,490            10.61
Gain on sale of securities                1,851           1,292             559            43.27
State tax refund                            441           1,101            (660)          (59.95)
                                   ------------    ------------    ------------
   Total                           $     38,683    $     35,294    $      3,389             9.60%
                                   ============    ============    ============




                                  THREE MONTHS ENDED SEPTEMBER 30        INCREASE/(DECREASE)
                                  -------------------------------  ------------------------------
                                       1999            1998           DOLLAR           PERCENT
                                  -------------    --------------  ------------      ------------
                                                   (IN THOUSANDS)

Service charges                    $      5,156    $      4,373             783            17.91%
Insurance                                 2,551           2,047             504            24.62
Trust                                     2,072           1,701             371            21.81
Brokerage                                 1,232           1,025             207            20.20
Gain on sale of loans                       776           1,147            (371)          (32.35)
Gain  on sale of other assets                76             155             (79)          (50.97)
Other                                       929             854              75             8.78
                                   ------------    ------------    ------------
   Operating noninterest income          12,792          11,302           1,490            13.18
Gain on sale of securities                    4             154            (150)          (97.40)
State tax refund                             --              --              --               --
                                   ------------    ------------    ------------
   Total                           $     12,796    $     11,456           1,340            11.70%
                                   ============    ============    ============

                                                                        TABLE IX

NONINTEREST EXPENSE


                                        NINE MONTHS ENDED SEPTEMBER 30          INCREASE/(DECREASE)
                                        ------------------------------    ------------------------------
                                             1999            1998            DOLLAR            PERCENT
                                        -------------    -------------    ------------      ------------
                                                         (IN THOUSANDS)
Salaries and wages                       $     40,649    $     36,469     $      4,180            11.46%
Employee benefits                              10,451           9,191            1,260            13.71
Occupancy                                       4,976           4,585              391             8.53
Furniture and equipment                         6,733           5,584            1,149            20.58
Printing, postage and office supplies           4,333           3,832              501            13.07
Marketing                                       3,393           3,224              169             5.24
Data processing fees                            5,167           4,516              651            14.42
Professional fees                               2,073           1,065            1,008            94.65
Other real estate owned                            79              58               21            36.21
Minority interest in earnings                      26             703             (677)          (96.30)
FDIC premiums and examination fees                953             888               65             7.32
Goodwill and other intangibles                  1,971           1,292              679            52.55
Other                                           8,976           6,650            2,326            34.98
                                         ------------    ------------     ------------
     Total                               $     89,780    $     78,057     $     11,723            15.02%
                                         ============    ============     ============




                                        THREE MONTHS ENDED SEPTEMBER 30         INCREASE/(DECREASE)
                                        -------------------------------   ------------------------------
                                             1999            1998            DOLLAR           PERCENT
                                        -------------    --------------   ------------      ------------
                                                         (IN THOUSANDS)

Salaries and wages                       $     14,262    $     12,395            1,867            15.06%
Employee benefits                               3,509           3,054              455            14.90
Occupancy                                       1,654           1,510              144             9.54
Furniture and equipment                         2,343           1,934              409            21.15
Printing, postage and office supplies           1,507           1,243              264            21.24
Marketing                                       1,132           1,127                5             0.44
Data processing fees                            1,759           1,532              227            14.82
Professional fees                                 716             356              360           101.12
Other real estate owned                            31              (2)              33               NM
Minority interest in earnings                      11             109              (98)          (89.91)
FDIC premiums and examination fees                319             295               24             8.14
Goodwill and other intangibles                    884             447              437            97.76
Other                                           3,353           2,450              903            36.86
                                         ------------    ------------     ------------
     Total                               $     31,480    $     26,450            5,030            19.02%
                                         ============    ============     ============

                               BFC CORP - EXTERNAL
               AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES
                FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                              TAX EQUIVALENT BASIS

(DOLLARS IN THOUSANDS)
                                                         September 1999 Actual - YTD       September 1998 Actual - YTD
                                                       ------------------------------      ----------------------------   --------
ASSETS                                                 Average                  Rate/      Average                Rate/   % Change
Loans and Leases (net of unearned discount)            Balance     Interest     Yield      Balance    Interest    Yield    Avg Bal
                                                       -------     --------     -----      -------    --------    -----    -------
      Commercial                                     $  525,302    $ 34,146      8.69%   $  425,778   $ 29,255     9.19%   23.37%
      Commercial Real Estate                            583,989      37,636      8.62       486,174     33,134     9.11    20.12
      Agricultural                                      446,782      29,076      8.70       442,050     30,309     9.17     1.07
      Residential Real Estate                           400,129      25,756      8.61       395,679     25,898     8.75     1.12
      Consumer                                          247,177      16,602      8.98       256,563     17,459     9.10    (3.66)
      Tax Exempt                                         56,105       4,002      9.54        54,140      4,081    10.08     3.63
                                                     ----------    --------              ----------   --------

          TOTAL LOANS AND LEASES                      2,259,484     147,218      8.71     2,060,384    140,136     9.09     9.66

      Reserve for Credit Losses                         (38,861)                            (35,589)                        9.19
                                                     ----------                          ----------

          NET LOANS AND LEASES                        2,220,623                           2,024,795                         9.67

      Mortgage Backed Securities                        757,582      34,545      6.10       667,912     31,604     6.33    13.43
      Taxable Other                                      85,093       3,853      6.05        81,604      3,783     6.20     4.28
      Tax Exempt                                        199,842      11,832      7.92       207,081     12,526     8.09    (3.50)
                                                     ----------    --------              ----------   --------

          TOTAL SECURITIES                            1,042,517      50,230      6.44       956,597     47,913     6.70     8.98

Total Fed Funds Sold                                     11,251         387      4.60        12,787        567     5.93   (12.01)
Other earning assets                                      2,197          86      5.23         2,281         93     5.45    (3.68)
                                                     ----------    --------              ----------   --------

          TOTAL EARNING ASSETS                        3,315,449     197,921      7.98     3,032,049    188,709     8.32     9.35

Total Cash & Due from Banks                             115,717                             104,097                        11.16
Nonearning assets                                       127,295                             122,112                         4.24
                                                     ----------                          ----------

          TOTAL ASSETS                               $3,519,600                          $3,222,669                         9.21
                                                     ==========                          ==========

LIABILITIES AND STOCKHOLDERS EQUITY
Non-Interest Bearing Deposits                        $  332,547                          $  297,409                        11.81
Interest Bearing Deposits
      Savings and NOW accounts                          294,655       2,603      1.18       291,324      3,454     1.59     1.14
      Money Market Checking                             160,830       1,104      0.92       155,994      1,644     1.41     3.10
      Money Market Savings                              459,118      12,639      3.68       335,953     10,210     4.06    36.66
      Savings Certificates                            1,169,257      46,097      5.27     1,178,024     50,541     5.74    (0.74)
      Certificates over $100K                           211,950       8,406      5.30       182,299      7,737     5.67    16.27
                                                     ----------    --------              ----------   --------

          TOTAL INTEREST BEARING DEPOSITS             2,295,810      70,849      4.13     2,143,594     73,586     4.59     7.10

          TOTAL DEPOSITS                              2,628,357                           2,441,003                         7.68

      Total Short Term Borrowings                       386,646      14,284      4.94       367,836     14,868     5.40     5.11
      Total Long Term Debt                              146,056       6,105      5.59        65,303      2,773     5.68   123.66
                                                     ----------    --------              ----------   --------

          TOTAL INTEREST BEARING LIABILITIES          2,828,513      91,238      4.31     2,576,733     91,227     4.73     9.77
Other liabilities                                        48,349                              51,782                        (6.63)

          TOTAL LIABILITIES                           3,209,409                           2,925,924                         9.69

Minority Interest                                           940                               6,750                       (86.07)
Redeemable Preferred Stock                                1,916                               2,100                        (8.76)
Redeemable Class A Common Stock                          24,587                              23,032                         6.75
Shareholder's equity                                    282,749                             264,863                         6.75
                                                     ----------                          ----------

          TOTAL LIABILITIES AND EQUITY               $3,519,600                          $3,222,669                         9.21
                                                     ==========                          ==========

Net Interest Income                                                $106,683                           $ 97,482
                                                                   ========                           ========
Gross Spread                                                                     3.67%                             3.59%

Percent of earning assets
      Interest Income                                                            7.98                              8.32
      Interest Cost                                                              3.68                              4.02
                                                                              -------                           -------
          NET INTEREST MARGIN                                                    4.30%                             4.30%
      Interest bearing liabilities to earning assets                            85.31%                            84.98%

                               BFC CORP - EXTERNAL
               AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES FOR THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                              TAX EQUIVALENT BASIS

(DOLLARS IN THOUSANDS)
                                                         September 1999 Actual - QTD       September 1998 Actual - QTD
                                                       ------------------------------      ----------------------------   --------
ASSETS                                                 Average                  Rate/      Average                Rate/   % Change
Loans and Leases (net of unearned discount)            Balance     Interest     Yield      Balance    Interest    Yield    Avg Bal
                                                       -------     --------     -----      -------    --------    -----    -------
      Commercial                                     $  589,466    $ 13,036      8.77%   $  448,648   $ 10,327     9.13%   31.39%
      Commercial Real Estate                            615,651      13,414      8.64       516,619     11,728     9.01    19.17
      Agricultural                                      476,563      10,486      8.73       486,110     11,138     9.09    (1.96)
      Residential Real Estate                           442,538       9,610      8.62       393,678      8,649     8.72    12.41
      Consumer                                          258,097       5,814      8.94       256,573      5,825     9.01     0.59
      Tax Exempt                                         60,168       1,408      9.28        56,492      1,417     9.95     6.51
                                                     ----------    --------              ----------   --------

          TOTAL LOANS AND LEASES                      2,442,483      53,768      8.73     2,158,120     49,084     9.02    13.18

      Reserve for Credit Losses                         (40,732)                            (36,403)                       11.89
                                                     ----------                          ----------

          NET LOANS AND LEASES                        2,401,751                           2,121,717                        13.20

      Mortgage Backed Securities                        757,081      11,724      6.14       646,227     10,147     6.23    17.15
      Taxable Other                                     134,248       2,060      6.09        59,558        892     5.94   125.41
      Tax Exempt                                        200,473       3,964      7.84       208,495      4,218     8.03    (3.85)
                                                     ----------    --------              ----------   --------

          TOTAL SECURITIES                            1,091,802      17,748      6.45       914,280     15,257     6.62    19.42

Total Fed Funds Sold                                     12,790         158      4.90        18,031        245     5.39   (29.07)
Other earning assets                                      2,371          32      5.35         2,538         35     5.47    (6.58)
                                                     ----------    --------              ----------   --------

          TOTAL EARNING ASSETS                        3,549,446      71,706      8.01     3,092,969     64,621     8.29    14.76

Total Cash & Due from Banks                             126,660                             107,383                        17.95
Nonearning assets                                       138,754                             125,256                        10.78
                                                     ----------                          ----------

          TOTAL ASSETS                               $3,774,128                          $3,289,205                        14.74
                                                     ==========                          ==========                        =====

LIABILITIES AND STOCKHOLDERS EQUITY
Non-Interest Bearing Deposits                        $  371,129                          $  306,431                        21.11
Interest Bearing Deposits
      Savings and NOW accounts                          318,563         988      1.23       288,595      1,123     1.54    10.38
      Money Market Checking                             165,836         384      0.92       152,566        525     1.37     8.70
      Money Market Savings                              494,479       4,629      3.71       351,704      3,610     4.07    40.60
      Savings Certificates                            1,235,592      16,165      5.19     1,174,529     16,923     5.72     5.20
      Certificates over $100K                           223,595       3,030      5.38       186,277      2,670     5.69    20.03
                                                     ----------    --------              ----------   --------

          TOTAL INTEREST BEARING DEPOSITS             2,438,065      25,196      4.10     2,153,671     24,851     4.58    13.21

          TOTAL DEPOSITS                              2,809,194                           2,460,102                        14.19

      Total Short Term Borrowings                       437,497       5,521      5.01       383,164      5,140     5.32    14.18
      Total Long Term Debt                              165,878       2,616      6.26        90,305      1,361     5.98    83.69
                                                     ----------    --------              ----------   --------

          TOTAL INTEREST BEARING LIABILITIES          3,041,439      33,333      4.35     2,627,140     31,351     4.73    15.77
Other liabilities                                        52,058                              56,445                        (7.77)

          TOTAL LIABILITIES                           3,464,626                           2,990,016                        15.87

Minority Interest                                           934                               3,470                       (73.08)
Redeemable Preferred Stock                                1,683                               2,084                       (19.24)
Redeemable Class A Common Stock                          24,551                              23,491                         4.51
Shareholder's equity                                    282,334                             270,145                         4.51
                                                     ----------                          ----------
          TOTAL LIABILITIES AND EQUITY               $3,774,128                          $3,289,205                        14.74
                                                     ==========                          ==========                        =====

Net Interest Income                                                $ 38,373                           $ 33,270
                                                                   ========                           ========
Gross Spread                                                                     3.67%                             3.55%

Percent of earning assets
      Interest Income                                                            8.01                              8.29
      Interest Cost                                                              3.73                              4.02
                                                                              -------                           -------
          NET INTEREST MARGIN                                                    4.29%                             4.27%
      Interest bearing liabilities to earning assets                            85.69%                            84.94%

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

(b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 1999 or during the period from September 30, 1999 to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1999               BREMER FINANCIAL CORPORATION


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