Form 10-K405
period 1999-12-31
BREMER FINANCIAL CORPORATION
filed 2000-03-13
CIK 846616

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

                                -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based upon the $26.07 per share book value of the shares of class A common stock of the Company as of December 31, 1999, the aggregate value of the Company's shares of class A common stock held by employees and directors as of such date was approximately $25.0 million.

     As of March 13, 2000, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.
================================================================================

                          BREMER FINANCIAL CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1999


                                      INDEX

                                                                            PAGE
                                                                            ----
Documents Incorporate by Reference ........................................   ii

Cross Reference Sheet .....................................................  iii


PART I

Item 1. Business ..........................................................    1

Item 2. Properties ........................................................    3

Item 3. Legal Proceedings .................................................    3

Item 4. Submission of Matters to a Vote of Security Holders ...............    3


PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters ...........................................................    3

Item 6. Selected Financial Data ...........................................    7

Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................    8

Item 8. Financial Statements and Supplementary Data .......................   25

Item 9. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure ..........................................   45


PART III

Item 10 through Item 13. See "Documents Incorporated by Reference"
                        (Page ii) .........................................   45


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K .........................................................   45

Signatures ................................................................   48

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:

PARTS OF ANNUAL REPORT ON FORM 10-K            DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------            -----------------------------------
 PART II

 Item  5. Market for Registrant's Common       Reference is made to the portions described
          Equity and Related Stockholder       herein of the final Prospectus of the Company
          Matters.                             dated April 20, 1989 filed with the Securities
                                               and Exchange Commission on April 20, 1989.

 PART III

 Item 10. Directors and Executive Officers     Reference is made to the Registrant's definitive
          of the Registrant.                   proxy statement ("Proxy Statement"), which
                                               will be filed with the Securities and Exchange
                                               Commission ("Commission") within 120 days
                                               after December 31, 1999.

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

                              CROSS REFERENCE SHEET

                            BETWEEN ITEMS IN PART III
                                OF FORM 10-K AND
                                 PROXY STATEMENT
        PURSUANT TO PARAGRAPH G-4 OF GENERAL INSTRUCTIONS TO FORM 10-K

                                                                     SUBJECT HEADINGS
ITEM NUMBER AND CAPTION                                             IN PROXY STATEMENT
----------------------------------------------------------------  ----------------------
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

                                     PART I.

     Certain statements in this Annual Report on Form 10-K and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities Exchange Act of 1934, as amended ("Exchange Act"). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements.

ITEM 1. BUSINESS.

GENERAL

     Bremer Financial Corporation (the "Company") is a privately-held regional financial services company headquartered in St. Paul, Minnesota, and incorporated under Minnesota law on December 7, 1943. As of March 13, 2000, the Company owned at least 99.8% of the total outstanding capital stock of its 14 subsidiary banks (collectively, "Subsidiary Banks"). As a bank holding company, the Company is subject to the federal Bank Holding Company Act of 1956, as amended ("Holding Company Act"), and to regulation and supervision by the Federal Reserve System (including the Board of Governors of the Federal Reserve System). The Subsidiary Banks are located in Minnesota, Wisconsin and North Dakota and have a total of 100 offices throughout these states. The Subsidiary Banks draw most of their deposits from and make substantially all of their loans within the states of Minnesota, Wisconsin and North Dakota and have no foreign loans. At December 31, 1999, the Company and its subsidiaries (including the Subsidiary Banks) had consolidated assets of approximately $3.9 billion and consolidated deposits of approximately $2.9 billion. The Subsidiary Banks ranged in size from $65.2 million to $707.1 million in total assets and from $59.4 million to $483.7 million in total deposits as of December 31, 1999. See the portion of this Form 10-K, Item 1. entitled "Business Developments in 1999."

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

BUSINESS DEVELOPMENTS IN 1999

     In February 1999, the Company expanded its operations in Fergus Falls, Minnesota, with the addition of a new branch facility to complement its existing supermarket location in that community.

     On February 16, 1999, the Company signed a definitive agreement to purchase Northwest Equity Corp. of Amery, Wisconsin, and its subsidiary, Northwest Savings Bank. The closing of this acquisition, which had been held up by delays in the regulatory approval process, is expected in the first quarter of 2000. Northwest Savings Bank has assets of approximately $95 million with three locations in Amery, New Richmond, and Siren, Wisconsin.

     In March 1999, the Company began operations in a Business Banking Center located on the 21st floor of the North Central Life tower in downtown St. Paul, Minnesota.

     On July 8, 1999, the Company acquired Dean Financial Services, Inc. ("Dean"). Dean was a privately-held bank holding company with approximately $300 million in assets with four charter banks serving 11 locations in Minnesota. During the latter half of 1999, Dean was merged into the Company and the four separate charter banks of Dean were merged into previously existing charter banks of the Company.

     On July 31, 1999, the Company sold substantially all of the assets of Premium Finance Corporation ("PFC") located in Eau Claire, Wisconsin. PFC was engaged in the business of financing customer insurance premiums and had assets of approximately $1 million.

     In December 1999, the Company redeemed the remaining $1.6 million of redeemable preferred stock which had been issued by Dunn County Bankshares, Inc. ("DCBI") in connection with a September 1994 acquisition of operations in Menomonie, Wisconsin. Subsequent to this stock redemption, DCBI was merged into the Company.

EMPLOYEES

     As of March 13, 2000, the Company and its subsidiaries (including the Subsidiary Banks) had a total of 1,520 full-time equivalent positions. The Company and each of its subsidiaries considers its relations with employees to be good. None of the Company's employees is a member of a collective bargaining unit.

ITEM 2. PROPERTIES.

     The Company leases its principal offices at 445 Minnesota Street, Suite 2000, St. Paul, Minnesota 55101, which consist of approximately 25,000 square feet of space. Management believes that these facilities will be sufficient for the Company's needs in the foreseeable future.

     Substantially all of the Subsidiary Bank offices and branches are owned, with the primary exception of those located in leased retail space in downtown St. Paul, Minnesota, and leased space in supermarkets. The facilities are all well maintained and range in size from 391 square feet to 52,280 square feet. Certain properties of the Subsidiary Banks may be subject to pledges or mortgages. However, the amount of long-term debt secured by mortgages on the Subsidiary Banks' properties is not material. See Notes F and H in the Notes to Consolidated Financial Statements of the Company set forth in Item 8 of Part II of this Form 10-K.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the year ended December 31, 1999 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     There is no established trading market for the shares of the Company's class A common stock. To the best of the Company's knowledge, during the period from May 18, 1989 (the closing date of the registered initial public offering of the Company's class A common stock) through and including February 22, 2000, a majority of the purchases and sales of shares of the class A common stock have consisted of transfers effected upon the exercise of the options described in the portions of the Company's Prospectus dated April 20, 1989 ("Prospectus") entitled "Description of Capital Stock -- Description of Class A Common Stock -- Restrictions on Transfer" on page 62 of the Prospectus and "Description of Capital Stock -- Description of Class A Common Stock First Call Option to Company" on page 64 of the Prospectus (which portions are hereby incorporated by reference pursuant to Rule 12b-23 under the Securities Exchange Act of 1934). The Company is not obligated to purchase any shares of class A common stock from a holder upon the exercise of a put option if the purchase price paid for the shares subject to the put option, when added to the purchase price paid for all previous purchases of class A common stock during the preceding twelve-month period, would exceed 10% of the Company's net worth as of the date of such purchase. As of December 31, 1999, the Company's net worth, including redeemable class A common stock, was $312.9 million and 10% of the Company's net worth and redeemable class A common stock was $31.3 million.

     During the period from January 1, 1999 and through and including February 22, 2000, the Company did not directly purchase any shares of class A common stock but assigned to its Employee Stock Ownership Plan ("ESOP") and the Bremer Banks Profit Sharing Plus Plan ("Profit Sharing Plan") its options to purchase a total of 87,553.7448 shares. The ESOP and the Profit Sharing Plan purchased these shares and then transferred them to employees of the Company and its subsidiaries through the ESOP and the Profit Sharing Plan. In addition, 2,645 shares of class A common stock were transferred directly between individuals at various times throughout the year. To the best of the Company's knowledge, these were the only transfers of shares of class A common stock effected during the period from January 1, 1999 through and including February 22, 2000. The sales price of the shares of class A common stock in such transactions ranged from $25.21 to $36.85 per share. These prices were equal to either the per share book value of the class A common stock as shown in the Company's consolidated balance sheet dated as of the last day of the immediately preceding fiscal quarter or, and only with respect to shares transferred that had been held for employees in the ESOP, the per share fair market values of $36.85, $36.00, and $35.25 as of June 30, 1998, December 31, 1998, and June 30, 1999, respectively, as determined by an independent appraiser. At December 31, 1999, the most recent date for which a per share book value for the class A common stock is available, such value was $26.07.

     To the best of the Company's knowledge, no brokers are used to sell the shares of class A common stock, and there are no market makers for the class A common stock.

HOLDERS

     As of February 22, 2000, there were approximately 1,200 holders of record of the shares of class A common stock.

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

     As of December 31, 1999, the Subsidiary Banks had retained earnings of $45.2 million which were available for distribution to the Company as dividends in 2000 subject to regulatory and administrative restrictions. Of this amount, approximately $34.8 million was available for distribution without obtaining the prior approval of the appropriate bank regulator. In 1998 and 1999, the Subsidiary Banks paid total dividends to the Company of $32.7 million and $29.0 million, respectively. Of the fourteen banks that were Subsidiary Banks in 1998 and 1999, thirteen paid dividends in 1998 and twelve paid dividends in 1999. Of the Subsidiary Banks that paid dividends in 1998 and/or 1999, the range of dividend payouts (dividends paid divided by net income) was 49.3% to 100.9% in 1998 and 22.7% to 114.0% in 1999.

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

     The Company declared and paid dividends to the Foundation and all other holders of its class A common stock of $15.8 million in both 1998 and 1999. In 1998 and 1999, $3.96 million of dividends were paid in each of the four quarters. The dividend yield, which consists of dividends paid during the year divided by shareholder's equity as of the last day of the preceding year, was 5.7% and 5.2% for the years ended December 31, 1998 and 1999, respectively.

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

     Responsibility for management of the Company's overall interest rate risk rests with the asset/liability committee ("ALCO"). ALCO is responsible for the development of appropriate risk management policies and for the monitoring of asset/liability activities to insure that they are conducted within established risk parameters. The tools used to measure interest rate risk include gap analysis, simulation of future net income, and a valuation model which measures the sensitivity of balance sheet valuations to changes in interest rates.

     In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows generated. In each case, the cash flows are discounted by a market interest rate chosen to reflect as closely as possible the characteristics of the given asset or liability as obtained from independent broker quotations and other public sources as of December 31, 1999. The impact on valuations is then calculated for a 200 basis point rate shock. The rate shock is an instantaneous change in market rates across the yield curve.

     Significant assumptions required in the use of the valuation model include estimates regarding prepayment activity and the behavior of non-maturity deposits in various interest rate environments. The model does not reflect actions that ALCO could initiate in response to a change in interest rates.

     The valuation model indicates that the value of assets would decline approximately 4% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity impact from this 200 basis point increase in rates would be a decrease of approximately 13%. This is within the Company's maximum risk limit of 15% for this risk measure.

           (The remainder of this page was intentionally left blank.)

ITEM 6. SELECTED FINANCIAL DATA

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS

                                                 1999        CHANGE         1998         1997        1996        1995
                                              ----------   ----------    ----------   ----------  ----------  ----------
OPERATING RESULTS (in thousands)
 Total interest income .....................  $  263,975          7.5%   $  245,525      226,550     210,703     199,781
 Net interest income .......................     139,053         12.0       124,101      116,581     108,193     100,645
 Net interest income (1) ...................     146,370         11.2       131,678      124,169     115,862     107,898
 Provision for credit losses ...............       8,321         49.4         5,570        4,746       2,756       1,780
 Noninterest income ........................      52,887          3.2        51,270       38,681      33,842      27,892
 Noninterest expense .......................     122,365         14.3       107,013       98,255      92,325      87,296
 Net income ................................      40,111         (3.4)       41,511       35,060      31,817      27,136
 Dividends .................................      15,840           --        15,840       14,400      12,600       9,600
AVERAGE BALANCES (in thousands)
 Assets ....................................   3,584,491         10.4     3,248,180    2,986,600   2,817,062   2,647,758
 Loans and leases ..........................   2,315,105         11.1     2,084,462    1,838,218   1,687,900   1,545,693
 Securities ................................   1,043,801          9.3       954,994      963,806     959,278     944,113
 Deposits ..................................   2,679,937          9.1     2,456,827    2,300,311   2,211,280   2,113,070
 Redeemable class A common stock ...........      24,650          6.2        23,205       21,322      19,686      17,672
 Shareholder's equity ......................     283,477          6.2       266,862      245,206     226,388     203,222
PERIOD-END BALANCES (in thousands)
 Assets ....................................   3,851,485         13.3     3,398,079    3,173,701   2,925,651   2,812,232
 Loans and leases ..........................   2,542,897         17.0     2,172,631    1,964,127   1,756,146   1,627,013
 Securities ................................   1,038,372          4.2       996,673      992,249     935,774     984,768
 Deposits ..................................   2,850,692         10.9     2,570,650    2,442,498   2,283,446   2,242,307
 Redeemable class A common stock ...........      25,029          3.1        24,270       22,308      20,337      19,035
 Shareholder's equity ......................     287,847          3.1       279,108      256,541     233,870     218,906
FINANCIAL RATIOS
 Return on average assets (2) ..............        1.12%          --          1.30%        1.22        1.18        1.07
 Return on average realized
  equity (3)(4) ............................       12.88           --         14.55        13.32       13.08       12.06
 Average equity to average
  assets (3)(4) ............................        8.69           --          8.79         8.81        8.64        8.50
 Tangible equity to assets (3)(4) ..........        7.40           --          8.41         8.50        8.58        8.24
 Dividend payout ...........................       39.49           --         38.16        41.07       39.60       35.38
 Net interest margin (1) ...................        4.34           --          4.31         4.43        4.37        4.33
 Efficiency ratio ..........................       60.62           --         59.09        58.43       59.87       63.03
 Net charge-offs to average loans and
  leases ...................................        0.24           --          0.13         0.09        0.03        0.08
 Reserve for credit losses to loans and
  leases ...................................        1.65           --          1.70         1.74        1.74        1.74
PER SHARE OF COMMON STOCK (3)
 Net income-basic ..........................  $     3.34         (3.4)   $     3.46         2.92        2.65        2.26
 Dividends paid ............................        1.32           --          1.32         1.20        1.05        0.80
 Book value ................................       26.07          3.1         25.28        23.24       21.18       19.83
 Realized book value (4) ...................       26.96          8.1         24.94        22.80       21.08       19.47

------------------

(1)  Tax-equivalent basis (TEB).

(2)  Calculation is based on income before minority interests.

(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.

(4)  Excluding net unrealized gain (loss) on securities available for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

     EARNINGS. The Company reported net income of $40.1 million for the year ended December 31, 1999, a $1.4 million or 3.4% decrease from the $41.5 million earned in 1998. Basic earnings per share were $3.34 in 1999 compared to $3.46 in 1998. Return on realized equity was 12.88% in 1999, as compared to the 14.55% return in 1998. Return on average assets was 1.12% in 1999, versus 1.30% in 1998. To facilitate comparisons, net interest income and net interest margin in the accompanying discussion and tables have been adjusted to show tax-exempt income, such as interest on municipal securities, loans, and leases on a tax-equivalent basis. Table I presents a comparative summary of operating data for 1995 through 1999. Table II presents the major components affecting the changes in return on assets for 1999.


                                     TABLE I

                 SUMMARY INCOME STATEMENT (TAX-EQUIVALENT BASIS)

                                            1999        CHANGE        1998         1997         1996         1995
                                          --------    ---------    ---------      -------      -------      -------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income .......................   $263,975      7.5%       $ 245,525      226,550      210,703      199,781
Taxable-equivalent adjustment .........      7,317     (3.4)           7,577        7,588        7,669        7,253
                                          --------                 ---------      -------      -------      -------
 Interest income --
  taxable-equivalent ..................    271,292      7.2          253,102      234,138      218,372      207,034
Interest expense ......................    124,922      2.9          121,424      109,969      102,510       99,136
                                          --------                 ---------      -------      -------      -------
 Net interest income --
  taxable-equivalent ..................    146,370     11.2          131,678      124,169      115,862      107,898
Provision for credit losses ...........      8,321     49.4            5,570        4,746        2,756        1,780
                                          --------                 ---------      -------      -------      -------
 Net funds function ...................    138,049      9.5          126,108      119,423      113,106      106,118
Noninterest income ....................     52,887      3.2           51,270       38,681       33,842       27,892
                                          --------                 ---------      -------      -------      -------
 Adjusted gross income ................    190,936      7.6          177,378      158,104      146,948      134,010
Noninterest expense ...................    122,365     14.3          107,013       98,255       92,325       87,296
                                          --------                 ---------      -------      -------      -------
 Income before taxes ..................     68,571     (2.5)          70,365       59,849       54,623       46,714
Income taxes ..........................     21,143     (0.6)          21,277       17,201       15,137       12,325
Taxable-equivalent adjustment .........      7,317     (3.4)           7,577        7,588        7,669        7,253
                                          --------                 ---------      -------      -------      -------
 Net income ...........................   $ 40,111     (3.4)%      $  41,511       35,060       31,817       27,136
                                          ========                 =========      =======      =======      =======
Earnings per share -- basic ...........   $   3.34     (3.4)%      $    3.46         2.92         2.65         2.26
Dividends paid per share ..............   $   1.32       --%       $    1.32         1.20         1.05         0.80

                                    TABLE II

                           CHANGES IN RETURN ON ASSETS

                                                                           1999 VS 1998
                                                                           ------------
Return on assets, prior year .............................................     1.30%
Increases
 Provision for income taxes ..............................................     0.09
 Insurance ...............................................................     0.04
 Net interest income (TEB) ...............................................     0.03
 Minority interest in earnings ...........................................     0.02
 Service charges .........................................................     0.02
 Brokerage & Trust Income ................................................     0.02
 Gain on sale of securities ..............................................     0.01
                                                                               ----
  Total increases ........................................................     0.23
                                                                               ----
Decreases
 1998 State tax refund ...................................................     0.14
 Fees on loans and leases ................................................     0.07
 Provision for credit losses .............................................     0.06
 Employee benefits .......................................................     0.03
 Professional fees .......................................................     0.03
 Amortization of goodwill ................................................     0.03
 Data processing fees ....................................................     0.02
 Furniture and equipment .................................................     0.02
 Other noninterest expense, net ..........................................     0.01
                                                                               ----
  Total decreases ........................................................     0.41
                                                                               ----
Return on assets, current year ...........................................     1.12%
                                                                               ====

     EQUITY OF SHAREHOLDERS. Shareholder's equity and redeemable class A common stock totaled $312.9 million at December 31, 1999. Book value per share increased from $25.28 at December 31, 1998 to $26.07 at December 31, 1999, while dividends paid per share remained at $1.32. The 1999 dividends paid of $15.8 million represented 5.2% of the equity of shareholders at December 31, 1998 and 39.5% of 1999 net income. Realized book value per share, which excludes the impact of the net unrealized gain or loss on securities available for sale, increased from $24.94 at December 31, 1998 to $26.96 at December 31, 1999.

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

                                    TABLE III

                      CHANGES IN NET INTEREST INCOME (TEB)

                                                    1999 VS 1998                             1998 VS 1997
                                        -----------------------------------     -----------------------------------
                                         VOLUME     YIELD/RATE*      TOTAL       VOLUME     YIELD/RATE*     TOTAL
                                        --------    -----------    --------     --------    -----------    --------
                                                                      (IN THOUSANDS)
Increase (decrease) in:
 Interest income
   Loans and leases .................   $ 19,748       (5,726)       14,022       14,975        6,101        21,076
   Taxable securities ...............      4,883           88         4,971        4,397       (6,967)       (2,570)
   Tax-exempt securities ............      1,750       (2,433)         (683)       1,515       (1,755)         (240)
   Federal funds sold ...............         73         (199)         (126)          --          701           701
   Other earning assets .............         13           (7)            6           12          (16)           (4)
                                        --------     --------      --------     --------     --------      --------
    Total ...........................     26,467       (8,277)       18,190       20,899       (1,936)       18,963
                                        --------     --------      --------     --------     --------      --------
 Interest expense
   Savings deposits .................      2,269          227         2,496        1,484        2,894         4,378
   Other time deposits ..............      8,561      (12,281)       (3,720)       6,857       (3,970)        2,887
   Short-term borrowings ............      2,161       (2,228)          (67)       1,511        1,605         3,116
   Long-term debt ...................        474        4,315         4,789          296          777         1,073
                                        --------     --------      --------     --------     --------      --------
    Total ...........................     13,465       (9,967)        3,498       10,148        1,306        11,454
                                        --------     --------      --------     --------     --------      --------
Net interest income .................   $ 13,002        1,690        14,692       10,751       (3,242)        7,509
                                        ========     ========      ========     ========     ========      ========

------------------
*All changes in net interest income, other than those due to volume, have been allocated to yield/rate.

     Tax-equivalent net interest income for 1999 was $146.4 million, an increase of $14.7 million or 11.2% from 1998. The increase in net interest income resulted primarily from a $319.4 million or 10.5% increase in average earning assets, driven by average loan growth of $230.6 million or 11.1%. A slight increase in the net interest margin, from 4.31% in 1998 to 4.34% in 1999, also contributed to the increase in net interest income.


     The increase in net interest margin was primarily due to an increased spread between the yield on earning assets and the cost of interest bearing liabilities during 1999. While the yield on earning assets decreased 25 basis points from 1998 to 1999, the cost of interest bearing liabilities decreased by 34 basis points. An increased emphasis on money market savings accounts, which increased by 35% in 1999, and a reduced emphasis on more costly savings certificates, contributed to the margin improvement.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses was $8.3 million in 1999, compared to $5.6 million in 1998 and $4.7 million in 1997. Net charge-offs for 1999, 1998, and 1997 were $5.6 million, $2.8 million, and $1.7 million, respectively. The provision for credit losses reflects the costs associated with the risks inherent in the loan and lease portfolio, taking into consideration an evaluation of economic conditions, changes in the size, composition, and risk profile of the loan portfolio, net charge-offs, and the level of nonperforming and other problem loans and leases. From December 31, 1998 to December 31, 1999, nonperforming loans and leases increased $3.4 million to $16.7 million. The quality of the loan portfolio, as measured by the ratio of classified loans and leases to total loans and leases, reflected moderate improvement from 5.0% at December 31, 1998 to 4.5% at December 31, 1999, despite continued high levels of classified assets in the Company's agricultural portfolio. The improvement reflects a continuation of strong business conditions in the Company's other markets, resulting in lower levels of classified commercial and business credit. The Company's agricultural portfolio is influenced by industry factors such as commodity prices and market conditions in certain markets that caused below-normal production for several years. Crop production results for 1999 are in general more favorable and to some extent mitigate the effect of low commodity prices. The reserve to outstanding loans and leases decreased slightly in 1999 to 1.65% of loans, and the reserve to nonperforming loans and leases decreased from 279% to 252%. The reserve to outstanding loans and leases ratio remains above average when compared to similar institutions. A complete discussion of asset quality and credit management can be found in the Corporate Risk Profile section of Item 7 in this Form 10-K.

     NONINTEREST INCOME. Noninterest income was $52.9 million in 1999 compared to $51.3 million in 1998, representing a $1.6 million or 3.2% increase. Contributing to this increase in noninterest income were strong growth in service charge income of $2.4 million or 14.1% and insurance commissions of $2.3 million or 29.7%. Also contributing to the increase in noninterest income was an increase in trust revenue of $994 thousand or 14.2%. Excluding the state tax refund recorded in 1998, full year noninterest income increased $6.1 million or 13.0%. Table IV presents the components of noninterest income.


                                   TABLE IV

                               NONINTEREST INCOME

                                                 1999     CHANGE     1998      1997      1996       1995
                                               -------    ------   -------   -------   -------    -------
                                                                    (IN THOUSANDS)
Service charges ...........................    $19,434     14.1%   $17,037    15,787    12,837     11,047
Insurance .................................     10,125     29.7      7,804     7,503     7,082      5,503
Trust .....................................      7,984     14.2      6,990     6,265     5,332      4,784
Brokerage .................................      4,533     20.8      3,752     2,935     2,531      1,243
Gain on sale of loans .....................      3,380    (32.1)     4,977     2,550     2,138      1,302
Gain on sale of other assets ..............      1,142     18.2        966       183       135        709
Gain (loss) on sale of securities .........      1,853     43.0      1,296      (125)      147        304
State tax refund ..........................         --       NM      4,476        --        --         --
Other .....................................      4,436     11.7      3,972     3,583     3,640      3,000
                                               -------             -------   -------   -------    -------
  Total ...................................    $52,887      3.2%   $51,270    38,681    33,842     27,892
                                               =======             =======   =======   =======    =======

     NONINTEREST EXPENSE. Noninterest expense increased $15.4 million or 14.3% from 1998 to 1999. The following table summarizes the components of noninterest expense from 1995 to 1999.


                                     TABLE V

                               NONINTEREST EXPENSE


                                                 1999     CHANGE      1998        1997       1996       1995
                                               --------   ------    --------    --------   --------   --------
                                                                       (IN THOUSANDS)
Salaries and wages ........................    $ 54,164      9.9%   $ 49,287      44,912     40,676     37,325
Employee benefits .........................      14,901     18.5      12,572      11,690     10,739     10,878
Occupancy .................................       6,921     12.9       6,128       6,005      5,756      5,433
Furniture and equipment ...................       9,170     20.3       7,621       6,819      6,294      5,216
Printing, postage and office supplies .....       5,916      7.8       5,487       5,189      4,802      4,584
Marketing .................................       4,760      0.1       4,756       3,609      3,306      3,041
Data processing fees ......................       7,465     23.5       6,046       6,513      7,428      7,153
Professional fees .........................       3,031     69.7       1,786         868      1,407      1,258
Other real estate owned ...................         104     14.3          91         149         56         84
Minority interest in earnings .............          41    (94.5)        747       1,486      1,400      1,277
FDIC premiums and examination fees ........       1,297     12.1       1,157         555      1,075      2,901
Goodwill and other intangibles ............       2,831     65.5       1,711       1,499      1,351      1,152
Other .....................................      11,764     22.2       9,624       8,961      8,035      6,994
                                               --------             --------    --------   --------   --------
 Total ....................................    $122,365     14.3%   $107,013      98,255     92,325     87,296
                                               ========             ========    ========   ========   ========

     Personnel costs, which accounted for 56.4% of noninterest expense, increased $7.2 million or 11.6%. Approximately $1.6 million of this increase in salaries and benefits was related to banks acquired during 1999. Excluding these costs, personnel costs would have increased $5.6 million or 9.1%.

     Excluding personnel costs, noninterest expense increased $8.1 million or 18.0%. Approximately $2.8 million of this increase was due to banks acquired in 1999. Furniture and equipment expenses increased by $1.5 million in 1999 as the Company completed a significant upgrade to its technology infrastructure and expanded into new markets. Also contributing to the increase in noninterest expense was a $1.4 million increase in data processing fees as the Company changed item processing vendors during the year and integrated the data processing of acquired offices. Professional fees increased by $1.2 million, primarily due to the outsourcing of the internal audit function. The expense associated with goodwill and other intangibles increased by $1.1 million.

     A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio increased slightly from 59.1% in 1998 to 60.6% in 1999. This increase was due to growth in recurring noninterest expense of 14.3% which was only partially offset by increases of 12.0% in recurring noninterest income and 11.2% in tax-equivalent net interest income. The Company will continue its strategic focus to operate with an efficiency ratio below 60%. The efficiency ratio was under 60% during the third and fourth quarters of 1999.

     INCOME TAXES. Income tax expense, which consists of provisions for federal and state income taxes, was $21.1 million for 1999, representing a decrease of $134 thousand from 1998. The Company's effective tax rate increased from 33.9% in 1998 to 34.5% in 1999 due to a decline in the level of tax-exempt income in 1999. For further discussion and detail on the Company's income taxes, refer to Notes A and M to the Consolidated Financial Statements found in the portion of
Part II of this Form 10-K entitled "Item 8. Financial Statements and Supplementary Data."

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

     CREDIT RISK MANAGEMENT. The Company manages asset quality and controls credit risk through standardized lending policies and procedures and an internal loan review system. The Company, through its corporate credit administration department and independent loan review department in cooperation with the Subsidiary Banks, has developed a credit philosophy aimed at minimizing credit risk by emphasizing the importance of a strong credit management process. This process is essentially aimed at managing credit risk from the initial request through the life of the loan.

     LOAN AND LEASE PORTFOLIO REVIEW. One of the ways the Company manages its credit risk is by maintaining a loan and lease portfolio that is well diversified by industry, size, and loan type. Portfolio diversity among subsidiary banks further benefits the Company's credit risk posture. As a result, concentrations and risks in any single category are acceptable, as indicated in Table VI summarizing the composition of the portfolio.

                                    TABLE VI

                            LOAN AND LEASE PORTFOLIO

                                                                          DECEMBER 31
                             ------------------------------------------------------------------------------------------------------
                                    1999                 1998                 1997                 1996                 1995
                             ------------------   ------------------   ------------------   ------------------   ------------------
                               AMOUNT       %       AMOUNT       %       AMOUNT       %       AMOUNT       %       AMOUNT       %
                             ----------   -----   ----------   -----   ----------   -----   ----------   -----   ----------   -----
                                                                         (IN THOUSANDS)
Commercial and other ......  $  596,680   23.39%  $  475,556   21.83%  $  387,048   19.66%  $  346,602   19.68%  $  331,641   20.34%
Commercial real estate ....     648,029   25.41      501,205   23.01      419,063   21.28      340,621   19.35      313,287   19.21
 Construction .............      70,869    2.78       59,913    2.75       36,518    1.85       30,039    1.71       31,952    1.96
Agricultural ..............     433,357   16.99      444,784   20.42      409,875   20.82      378,399   21.50      350,786   21.51
Residential real estate ...     450,812   17.68      376,652   17.30      387,549   19.68      351,946   20.00      322,296   19.77
 Construction .............      15,274    0.60       13,397    0.62       12,609    0.64       11,904    0.68       11,511    0.71
Consumer ..................     275,320   10.80      250,803   11.52      263,469   13.38      247,511   14.06      221,727   13.60
Tax-exempt ................      59,815    2.35       55,477    2.55       52,954    2.69       53,078    3.02       47,297    2.90
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
 Total ....................  $2,550,156  100.00%  $2,177,787  100.00%  $1,969,085  100.00%  $1,760,100  100.00%  $1,630,497  100.00%
                             ==========  ======   ==========  ======   ==========  ======   ==========  ======   ==========  ======

     The Company's loan portfolio increased $372.4 million to $2.6 billion at December 31, 1999, from $2.2 billion at December 31, 1998. Growth occurred in all major portfolio segments except agricultural loans, which declined by $11 million during the year. This is consistent with the Company's strategy that places reduced emphasis on agriculture in the future relative to the portfolio as a whole. The commercial real estate and commercial portfolios accounted for the majority of the growth, with increases of $158 million and $121 million, respectively.

     In recent years, the composition of the Company's portfolio has reflected a slight shift away from retail toward business-related credit. The Company's loan portfolio consists of 71% business purpose loans at December 31, 1999 and 1998, compared to 66% at December 31, 1997. The trend in portfolio mix is primarily due to increased commercial and commercial real estate opportunities in the markets served. The Company continues to seek credit opportunities of all loan types, and to maintain a balance within its portfolio of consumer and residential real estate and business and agricultural loans.

     During 1999, the Company's asset-based lending and leasing subsidiary, Bremer Business Finance Corporation ("BBFC"), generated replacement business and maintained its asset size at approximately $62 million. BBFC's primary function is to develop opportunities in the Company's markets and make available to Company customers an additional level and type of service not available in Subsidiary Banks.

     For the Company's agricultural customers, 1999 was generally an average to above average production year. Improved crop conditions help mitigate the negative effect of continuing low commodity prices. The Company's agricultural customers and agricultural based communities are diversified in geographic areas and in types of agricultural production. The largest concentration is sugar beet production in the Red River Valley of North Dakota and Minnesota. During 1999, the Company has tightened its standards in underwriting agricultural loans. Additionally, some customer producer credits are strengthened through government sponsored credit enhancements. Agricultural loans declined $11 million during 1999.

     The Company's commercial real estate loans continue to consist primarily of loans to business customers who occupy the property or use it for income production. The commercial real estate loan portfolio experienced growth of $158 million or 28% during 1999, reflecting continued strong business loan demand.

     NET LOAN CHARGE-OFFS. Net loan charge-offs increased to $5.6 million in 1999 from $2.8 million in 1998 and $1.7 million in 1997. Correspondingly, net charge-offs as a percentage of loans increased to .24% in 1999 from .13%. in 1998 and .09% in 1997. The increase in net charge-offs can be attributed to increased net charge-offs in the agricultural and commercial portfolios. Two individual charge-offs of approximately $750,000 and $1 million are included in total net charge-offs for 1999. Table VIII includes a summary of the charge-offs by loan category for the past five years.

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


                                    TABLE VII

                      NON-PERFORMING ASSETS AT DECEMBER 31

                                                  1999       CHANGE        1998          1997         1996         1995
                                                --------     ------      --------      --------     --------     --------
                                                                         (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases ................    $ 16,608       27.0%     $ 13,077         8,958       10,830        8,392
Restructured loans and leases ..............          48      (73.0)          178           910          414          634
                                                --------                 --------      --------     --------     --------
 Total nonperforming loans
  and leases ...............................      16,656       25.7        13,255         9,868       11,244        9,026
Other real estate owned (OREO) .............         527      (15.0)          620           691          240          380
                                                --------                 --------      --------     --------     --------
 Total nonperforming assets ................    $ 17,183       23.8%     $ 13,875        10,559       11,484        9,406
                                                ========                 ========      ========     ========     ========
Past due loans and leases* .................    $  4,753      316.2%     $  1,142         3,573        2,205        2,504
                                                ========                 ========      ========     ========     ========
Nonperforming loans and leases to
 total loans and leases ....................        0.65%        --          0.61%         0.50         0.64         0.55
Nonperforming assets to total loans,
 leases and OREO ...........................        0.68         --          0.64          0.54         0.65         0.58
Nonperforming assets and past due
 loans and leases* to total loans,
 leases and OREO ...........................        0.86         --          0.69          0.72         0.78         0.73
Reserve to nonperforming loans
 and leases ................................      251.53         --        279.27        347.11       271.10       313.02
Reserve to total loans and leases ..........        1.65         --          1.70          1.74         1.74         1.74
Reserve for Credit Losses
 Beginning of year .........................    $ 37,019        8.1%     $ 34,253        30,482       28,253       26,946
 Charge-offs ...............................      (7,064)      78.0        (3,968)       (2,759)      (2,230)      (2,834)
 Recoveries ................................       1,439       23.6         1,164         1,026        1,703        1,610
                                                --------                 --------      --------     --------     --------
  Net charge-offs ..........................      (5,625)     100.6        (2,804)       (1,733)        (527)      (1,224)
 Provision for credit losses ...............       8,321       49.4         5,570         4,746        2,756        1,780
 Reserve related to acquired assets ........       2,180         NM            --           758           --          751
                                                --------                 --------      --------     --------     --------
End of year ................................    $ 41,895       13.2%     $ 37,019        34,253       30,482       28,253
                                                ========                 ========      ========     ========     ========

------------------
*Past due loans and leases include accruing loans and leases 90 days or more past due.

     Nonperforming assets were $17.2 million at December 31, 1999, compared to $13.9 million at December 31, 1998 and $10.6 million at December 31, 1997. Correspondingly, nonperforming assets as a percentage of total loans, leases, and other real estate owned increased to .68% in 1999 from .64% in 1998 and .54% in 1997. Nonperforming loans and leases, including nonaccrual and restructured loans, totaled $16.7 million or .65% of total loans and leases at December 31, 1999, compared to $13.3 million or .61% of total loans and leases at December 31, 1998, and $9.9 million or .50% of total loans and leases at December 31, 1997. The increase in nonperforming loans and leases is primarily within the Company's agricultural portfolio. Approximately 51% of the nonperforming loans are agricultural loans at December 31, 1999.

     RESERVE FOR CREDIT LOSSES. The purpose of the reserve for credit losses is to provide for loan and lease losses inherent in the Company's loan portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover inherent losses. The evaluation of the overall allowance is based on continuing assessment of problem loans, economic conditions, recent loss experience, and other factors. Table VIII summarizes the activity in the reserve for loan losses along with the loan loss reserve allocation from 1995 through 1999.

     The reserve for credit losses was $41.9 million, or 1.65% of loans at December 31, 1999, compared to $37.0 million, or 1.70% of loans at December 31, 1998. The reserve to nonperforming loans decreased to 252% at December 31, 1999 from 279% at December 31, 1998. Management believes the reserve is adequate to cover the risks inherent in the portfolio.

     Management has allocated the allowance to sectors based on relative risk characteristics of the loan portfolio. Commercial allocations are based on a quarterly review of individual loans outstanding and binding commitments to lend, including standby letters of credit. An analysis of the migration of commercial loans and actual loss experience throughout the business cycle is also conducted to assess reserves allocated to credits with similar risk characteristics. Consumer allocations are based on an analysis of product mix, credit scoring and risk composition of the portfolio, fraud loss and bankruptcy experiences, and historical and expected delinquency and charge-off statistics for each homogenous category or group of loans.

          (The remainder of this page was intentionally left blank.)

                                   TABLE VIII

                            RESERVE FOR CREDIT LOSSES

                                                                               DECEMBER 31
                                                    ----------------------------------------------------------------
                                                       1999          1998          1997         1996         1995
                                                    ----------    ----------    ----------   ----------   ----------
                                                                              (IN THOUSANDS)
Beginning of year ...............................   $   37,019        34,253        30,482       28,253       26,946
Charge-offs
 Commercial and other ...........................        1,270           820           604          480          532
 Commercial real estate .........................        1,445           152           427          117          381
  Construction ..................................           --            25             2           --           --
 Agricultural ...................................        2,138           835           288          489          375
 Residential real estate ........................          351           328           100           47          170
  Construction ..................................           --            --            --           --           10
 Consumer .......................................        1,860         1,808         1,338        1,097          835
 Tax-exempt .....................................           --            --            --           --          531
                                                    ----------    ----------    ----------   ----------   ----------
  Total .........................................        7,064         3,968         2,759        2,230        2,834
                                                    ----------    ----------    ----------   ----------   ----------
Recoveries
 Commercial and other ...........................          351           218           379          911          352
 Commercial real estate .........................          152           322           173          194          389
  Construction ..................................           --            --            10           --           --
 Agricultural ...................................          355           102            65          159          232
 Residential real estate ........................           36            30           104           58          313
  Construction ..................................           --            --            --           --           10
 Consumer .......................................          545           492           295          381          280
 Tax-exempt .....................................           --            --            --           --           34
                                                    ----------    ----------    ----------   ----------   ----------
  Total .........................................        1,439         1,164         1,026        1,703        1,610
                                                    ----------    ----------    ----------   ----------   ----------
Net charge-offs .................................        5,625         2,804         1,733          527        1,224
Provision for credit losses .....................        8,321         5,570         4,746        2,756        1,780
Reserve related to acquired assets ..............        2,180            --           758           --          751
                                                    ----------    ----------    ----------   ----------   ----------
End of year .....................................   $   41,895        37,019        34,253       30,482       28,253
                                                    ==========    ==========    ==========   ==========   ==========
Average loans and leases ........................   $2,315,105     2,084,462     1,838,218    1,687,900    1,545,693
Net charge-offs/average loans and leases ........         0.24%         0.13          0.09         0.03         0.08

ALLOCATION OF RESERVE FOR CREDIT LOSSES
Commercial and other ............................   $   10,200         8,300         7,700        6,800        5,500
Commercial real estate ..........................        9,200        10,100         9,300        7,500        7,500
Agricultural ....................................       11,900         8,200         7,000        6,400        5,500
Residential real estate .........................        1,900         2,700         2,400        2,200        2,100
Consumer ........................................        2,300         1,500         1,700        1,500        1,200
Tax-exempt ......................................          600           300           300          300          400
                                                    ----------    ----------    ----------   ----------   ----------
 Total allocated ................................       36,100        31,100        28,400       24,700       22,200
Unallocated .....................................        5,795         5,919         5,853        5,782        6,053
                                                    ----------    ----------    ----------   ----------   ----------
 Total ..........................................   $   41,895        37,019        34,253       30,482       28,253
                                                    ==========    ==========    ==========   ==========   ==========
Reserve to total loans and leases ...............         1.65%         1.70%         1.74         1.74         1.74

     INTEREST RATE RISK MANAGEMENT. Interest rate risk is the risk that changing interest rates will adversely affect net income and balance sheet valuations. The objective of interest rate risk management is to control this risk exposure. The responsibility for this process rests with the Company's asset/liability committee ("ALCO"). ALCO establishes appropriate risk management policies and monitors asset liability activities to minimize Company-wide exposure to adverse interest rate trends. The tools used to measure interest rate risk include gap analysis, simulation of future net income, and a valuation model which measures the sensitivity of balance sheet valuations to changes in interest rates.

     A discussion of the valuation model can be found in the "Market Risk" section of Item 5 in this Form 10-K. Table IX summarizes the Company's repricing gap for various time intervals.


                                    TABLE IX

                 INTEREST RATE SENSITIVITY AT DECEMBER 31, 1999

                                                                     REPRICING OR MATURING
                                            ---------------------------------------------------------------------
                                              WITHIN          3-12           1-5           OVER 5
                                             3 MONTHS        MONTHS         YEARS           YEARS         TOTAL
                                            ----------     ----------     ----------     ----------    ----------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST SENSITIVE ASSETS
 Loans and leases ......................    $  934,397        447,899      1,001,514        117,192     2,501,002
 Securities ............................       330,787        124,414        224,839        358,332     1,038,372
 Other assets ..........................       150,293             --             --        161,818       312,111
                                            ----------     ----------     ----------     ----------    ----------
  Total ................................     1,415,477        572,313      1,226,353        637,342     3,851,485
                                            ----------     ----------     ----------     ----------    ----------
INTEREST SENSITIVE LIABILITIES
 Noninterest bearing deposits ..........       158,461         39,161        208,856             --       406,478
 Interest bearing deposits .............       822,794        819,507        801,539            374     2,444,214
 Short-term borrowings .................       375,467         48,615          2,603             --       426,685
 Long-term debt ........................           159         15,899        107,876         91,898       215,832
 Other liabilities and
  shareholder's equity .................            --             --             --        358,276       358,276
                                            ----------     ----------     ----------     ----------    ----------
  Total ................................     1,356,881        923,182      1,120,874        450,548     3,851,485
                                            ----------     ----------     ----------     ----------    ----------
REPRICING GAP ..........................    $   58,596       (350,869)       105,479        186,794            --
                                            ==========     ==========     ==========     ==========    ==========
CUMULATIVE REPRICING GAP ...............    $   58,596       (292,273)      (186,794)            --
                                            ==========     ==========     ==========     ==========
CUMULATIVE GAP TO TOTAL ASSETS .........          1.52%         (7.59)         (4.85)            --

     As indicated in Table IX above, asset and liability repricing is well balanced as of December 31, 1999. The repricing gaps are well within the Company's risk tolerances, which limit the maximum 90-day and one-year gaps to 15% of total assets. The Company also uses simulation modeling of future net income as a risk management tool. Simulation modeling results indicate that net income would not change by more than 2% over the next year with a 300 basis point change in the level of rates. The projected change in net interest income is well within the current policy limit which requires that the change in net income over the next 12 months not exceed 15%.

     LIQUIDITY MANAGEMENT. The objective of liquidity management is to ensure the continuous availability of funds to meet the commitments of the Company. ALCO is responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving the Company's financial objectives. ALCO meets regularly to review funding capacity, current and forecasted loan demand, investment opportunities, and liquidity positions as outlined in the Company's asset/ liability policy. With this information, ALCO guides changes in the balance sheet structure to provide for adequate ongoing liquidity.

     Several factors provide a favorable liquidity position for the Company. The first is the ability to acquire and retain funds in the Company's local markets. This in-market funding provides a historically stable source of funding and represented approximately 86% of total liabilities during 1999. The Company's available for sale securities portfolio is a secondary source of liquidity because of its readily marketable nature and predictable stream of maturities, as approximately 11% of the portfolio matures within 2000. While the Company prefers to fund its balance sheet with in-market funding sources, another source of liquidity is the Company's ready access to regional and national wholesale funding markets, including federal funds purchased, Federal Home Loan Bank ("FHLB") advances, and brokered deposits. As of December 31, 1999, the Company also had available a $90 million unsecured credit facility which is used primarily to provide funding availability for non-bank activities.

     CAPITAL MANAGEMENT. The Company's capital position provides a degree of safety and soundness and a foundation for future growth. The capital position of the Company and the Subsidiary Banks reflects management's commitment to maintain ratios above the regulatory minimums.


                                     TABLE X

                              CAPITAL RATIOS (1)(2)

                                                                 REGULATORY
                                             1999       1998     REQUIREMENT
                                           -------    -------    -----------
     Equity to assets ...................    8.40%      8.81           --
     Tangible equity to assets ..........    7.40       8.41           --
     Tier I capital .....................   10.42      12.13         4.00
     Tier I and tier II capital .........   11.67      13.39         8.00
     Leverage ratio .....................    7.48       8.58         3.00

------------------
(1)  Calculations include redeemable class A common stock.

(2) Computed in accordance with generally accepted accounting principles, excluding the unrealized market value adjustment of securities available for sale.

     The Company's Tier I capital ratio at December 31, 1999 was 10.42%, its total risk-adjusted capital ratio (Tier I plus Tier II) was 11.67%, and its Tier I leverage ratio was 7.48%.

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board's implementation of FDICIA defines "well-capitalized" institutions as those whose Tier I Capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. The Company's Subsidiary Banks ratios in each of these categories met or exceeded the "well-capitalized" ratios as of December 31, 1999.

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

     TOTAL DEPOSITS. Average total deposits increased $223.1 million or 9.1% in 1999. Within total deposits, money market savings accounts had the strongest growth, increasing $122.8 million or 35.2%, while certificates over $100,000 increased $27.2 million or 14.8%, noninterest bearing deposits increased $42.4 million or 13.9%, savings and NOW accounts increased $13.9 million or 4.8%, money market checking accounts increased $7.2 million or 4.6%, and savings certificates increased $9.5 million or .8%.

     The table below sets forth the amount and maturity of time deposits that had balances of more than $100,000 at December 31, 1999.

                                    TABLE XI

                     MATURITY OF TIME DEPOSITS OVER $100,000

                                                            DECEMBER 31
                                                       --------------------
                                                         1999         1998
                                                       --------     -------
                                                          (IN THOUSANDS)

     Within 3 months ...............................   $ 69,618      62,791
     3 - 6 months ..................................     49,878      49,207
     6 - 12 months .................................     71,972      54,925
     After 12 months ...............................     41,577      45,615
                                                       --------     -------
      Total ........................................   $233,045     212,538
                                                       ========     =======

     SHORT-TERM BORROWINGS. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, FHLB advances with maturities of one year or less, and advances under an unsecured revolving credit facility, increased 6.3% from $367.6 million in 1998 to $390.7 million in 1999. This increase can be attributed to increases in the Company's use of securities sold under agreements to repurchase and the revolving credit facility. Average earning assets increased by $319.4 million in 1999. This increase was $96.3 million more than the increase in average total deposits of $223.1 million in 1999. Only $23.1 million of the additional funding needed came from short-term borrowings. Most of the additional funding needed was provided by an increase in long-term debt.

     LONG-TERM DEBT. Average long-term debt, which includes senior notes, FHLB advances with maturities of greater than one year, and installment promissory notes, increased $83.7 million or 114.5%. The Company issued $65 million in senior notes in a private placement transaction in November 1999.

          (The remainder of this page was intentionally left blank.)

                                    TABLE XII

        CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                                                        1999                              1998
                                                          ------------------------------     -----------------------------
                                                             AVERAGE               RATE/       AVERAGE               RATE/
                                                             BALANCE     INTEREST  YIELD       BALANCE     INTEREST  YIELD
(DOLLARS IN THOUSANDS)                                     ----------    --------  -----     ----------    --------  -----
ASSETS
Loans and leases (net of unearned discount)*
 Commercial and other ...................................  $  534,954    $ 47,208   8.82%    $  431,459    $ 39,417   9.14%
 Commercial real estate .................................     609,345      52,647   8.64        501,802      45,277   9.02
 Agricultural ...........................................     447,715      39,295   8.78        446,859      40,610   9.09
 Residential real estate ................................     414,510      35,737   8.62        394,944      34,758   8.80
 Consumer ...............................................     251,499      22,584   8.98        254,685      23,285   9.14
 Tax-exempt .............................................      57,082       5,394   9.45         54,713       5,497  10.05
                                                           ----------    --------            ----------    --------
   TOTAL LOANS AND LEASES ...............................   2,315,105     202,865   8.76      2,084,462     188,844   9.06
 Reserve for credit losses ..............................     (39,471)                          (35,870)
                                                           ----------                        ----------
   NET LOANS AND LEASES .................................   2,275,634                         2,048,592
Securities
 Mortgage-backed ........................................     742,299      45,618   6.15        670,505      41,935   6.25
 Other taxable ..........................................     100,663       6,051   6.01         77,582       4,763   6.14
 Tax-exempt .............................................     200,839      16,050   7.99        206,907      16,733   8.09
                                                           ----------    --------            ----------    --------
   TOTAL SECURITIES .....................................   1,043,801      67,719   6.49        954,994      63,431   6.64
 Federal funds sold .....................................      11,853         575   4.85         12,312         701   5.69
 Other earning assets ...................................       2,711         132   4.87          2,341         126   5.38
                                                           ----------    --------            ----------    --------
   TOTAL EARNING ASSETS** ...............................   3,373,470     271,291   8.04      3,054,109     253,102   8.29
Cash and due from banks .................................     119,695                           107,585
Nonearning assets .......................................     130,797                           122,356
                                                           ----------                        ----------
   TOTAL ASSETS .........................................  $3,584,491                        $3,248,180
                                                           ==========                        ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Noninterest bearing deposits ............................  $  347,384                        $  304,990
Interest bearing deposits
 Savings and NOW accounts ...............................     304,182       3,640   1.20        290,260       4,424   1.52
 Money market checking ..................................     163,636       1,493   0.91        156,421       2,079   1.33
 Money market savings ...................................     472,000      17,819   3.78        349,190      13,953   4.00
 Savings certificates ...................................   1,181,422      62,191   5.26      1,171,896      66,835   5.70
 Certificates over $100,000 .............................     211,313      11,293   5.34        184,070      10,369   5.63
                                                           ----------    --------            ----------    --------
   TOTAL INTEREST BEARING DEPOSITS ......................   2,332,553      96,436   4.13      2,151,837      97,660   4.54
   TOTAL DEPOSITS .......................................   2,679,937                         2,456,827
Short-term borrowings ...................................     390,650      19,421   4.97        367,580      19,488   5.30
Long-term debt ..........................................     156,706       9,065   5.78         73,047       4,276   5.85
                                                           ----------    --------            ----------    --------
   TOTAL INTEREST BEARING LIABILITIES ...................   2,879,909     124,922   4.34      2,592,464     121,424   4.68
Other liabilities .......................................      46,391                            53,105
                                                           ----------                        ----------
   TOTAL LIABILITIES ....................................   3,273,684                         2,950,559
Minority interest .......................................         909                             5,458
Redeemable preferred stock ..............................       1,771                             2,096
Redeemable class A common stock .........................      24,650                            23,205
Shareholder's equity ....................................     283,477                           266,862
                                                           ----------                        ----------
   TOTAL LIABILITIES AND EQUITY .........................  $3,584,491                        $3,248,180
                                                           ==========                        ==========
Net interest income .....................................                $146,369                          $131,678
                                                                         ========                          ========
Gross spread ............................................                           3.70%                             3.60%
Percent of earning assets
 Interest income ........................................                           8.04                              8.29
 Interest cost ..........................................                           3.70                              3.98
                                                                                   -------                           -----
   NET INTEREST MARGIN ..................................                           4.34%                             4.31%
 Interest bearing liabilities to earning assets .........                          85.37%                            84.88%
Profitability
 Net income .............................................                $ 40,111                          $ 41,511
 Return on average assets ...............................                           1.12%                             1.30%
 Leverage ...............................................                          11.52X                            11.38X
 Return on average realized equity ......................                          12.88%                            14.55%

-----------------

  INTEREST AND RATES ARE REALIZED ON A FULLY TAXABLE EQUIVALENT BASIS USING A 35% TAX RATE.
 *LOAN AND LEASE AMOUNTS INCLUDE NONACCRUAL LOANS AND LEASES.
**BEFORE DEDUCTING THE RESERVE FOR CREDIT LOSSES.

             1997                             1996                              1995                  AVERAGE BALANCE
----------------------------     ----------------------------     ----------------------------     ---------------------
  AVERAGE              RATE/       AVERAGE              RATE/       AVERAGE              RATE/     1999 VS    FIVE-YEAR
  BALANCE    INTEREST  YIELD       BALANCE    INTEREST  YIELD       BALANCE    INTEREST  YIELD      1998     GROWTH RATE
----------   --------  -----     ----------   --------  -----     ----------   --------  -----     -------   -----------


$  360,777   $ 33,298   9.23%    $  341,793   $ 31,265   9.15%    $  314,949   $ 30,096   9.56%      23.99%     14.61%
   398,825     36,319   9.11        354,614     32,262   9.10        328,163     30,542   9.31       21.43      15.57
   394,868     36,542   9.25        361,401     33,461   9.26        330,422     31,615   9.57        0.19      10.70
   380,689     33,461   8.79        346,875     30,211   8.71        318,447     27,638   8.68        4.95       8.41
   251,305     22,860   9.10        232,168     21,244   9.15        205,766     18,706   9.09       (1.25)      7.75
    51,754      5,287  10.22         51,049      5,391  10.56         47,946      4,825  10.06        4.33       4.68
----------   --------            ----------   --------            ----------   --------
 1,838,218    167,767   9.13      1,687,900    153,834   9.11      1,545,693    143,422   9.28       11.06      11.71
   (32,618)                         (29,689)                         (27,858)                        10.04       6.63
----------                       ----------                       ----------
 1,805,600                        1,658,211                        1,517,835                         11.08      11.81

   620,552     40,610   6.54        577,758     36,538   6.32        528,288     33,883   6.41       10.71       8.68
   134,440      8,654   6.44        173,084     10,759   6.22        218,163     13,211   6.06       29.75     (14.65)
   208,814     16,976   8.13        208,436     17,112   8.21        197,662     16,444   8.32       (2.93)      1.99
----------   --------            ----------   --------            ----------   --------
   963,806     66,240   6.87        959,278     64,409   6.71        944,113     63,538   6.73        9.30       3.15
        --         --     --             --         --     --             --         --     --         N/M        N/M
     1,829        131   7.16          2,356        129   5.48          1,029         74   7.19       15.81      19.77
----------   --------            ----------   --------            ----------   --------
 2,803,853    234,138   8.35      2,649,534    218,372   8.24      2,490,835    207,034   8.31       10.46       8.67
   101,990                           94,912                           69,625                         11.26      13.29
   113,375                          102,305                          115,156                          6.90       6.72
----------                       ----------                       ----------
$2,986,600                       $2,817,062                       $2,647,758                         10.35       8.75
==========                       ==========                       ==========

$  284,710                       $  276,948                       $  257,888                         13.90       7.46

   301,932      5,112   1.69        257,166      4,331   1.68        255,104      5,160   2.02        4.80       3.19
   153,777      2,352   1.53        176,078      2,964   1.68        172,994      3,507   2.03        4.61       0.88
   254,326      8,616   3.39        243,208      7,731   3.18        241,417      8,343   3.46       35.17      11.75
 1,138,167     64,933   5.71      1,102,819     62,671   5.68      1,035,354     59,461   5.74        0.81       5.92
   167,399      9,398   5.61        155,061      8,549   5.51        150,313      8,401   5.59       14.80      19.38
----------   --------            ----------   --------            ----------   --------
 2,015,601     90,411   4.49      1,934,332     86,246   4.46      1,855,182     84,872   4.57        8.40       7.03
 2,300,311                        2,211,280                        2,113,070                          9.08       7.08
   304,384     16,356   5.37        282,813     14,850   5.25        229,935     12,678   5.51        6.28      14.42
    53,486      3,202   5.99         22,178      1,414   6.38         23,306      1,586   6.81      114.53      77.82
----------   --------            ----------   --------            ----------   --------
 2,373,471    109,969   4.63      2,239,323    102,510   4.58      2,108,423     99,136   4.70       11.09       9.03
    50,082                           43,357                           47,179                        (12.64)      9.22
----------                       ----------                       ----------
 2,708,263                        2,559,628                        2,413,490                         10.95       8.86
     9,665                            9,216                            8,676                        (83.35)    (36.11)
     2,144                            2,144                            4,698                        (15.51)       N/M
    21,322                           19,686                           17,672                          6.23       8.56
   245,206                          226,388                          203,222                          6.23       8.56
----------                       ----------                       ----------
$2,986,600                       $2,817,062                       $2,647,758                         10.35       8.75
==========                       ==========                       ==========
             $124,169                         $115,862                         $107,898
             ========                         ========                         ========
                        3.72%                            3.66%                            3.61%

                        8.35                             8.24                             8.31
                        3.92                             3.87                             3.98
                       -----                            -----                            -----
                        4.43%                            4.37%                            4.33%
                       84.65%                           84.52%                           84.65%

             $ 35,060                         $ 31,817                         $ 27,136
                        1.22%                            1.18%                            1.07%
                       11.12X                           11.35X                           11.74X
                       13.32%                           13.08%                           12.06%

USES OF FUNDS

     Between 1998 and 1999, average total assets increased $336.3 million or 10.4%, and average earning assets increased $319.4 million or 10.5%. Strong loan growth, which the Company has been experiencing since 1994, increased loans as a percent of average earning assets from 68.3% in 1998 to 68.6% in 1999, while securities decreased from 31.3% to 30.9%.

     LOAN AND LEASE PORTFOLIO. The increase in average loans and leases from 1998 to 1999 was $230.6 million as loan demand remained strong in most of the Company's markets. Commercial real estate loans led the loan growth in 1999, increasing $107.5 million or 21%. Of the remaining loan categories, commercial loans increased $103.5 million, residential real estate loans increased $19.6 million, and tax exempt loans increased $2.4 million. Consumer loans decreased by $3.2 million.

     The following table summarizes the amount and maturity of the loan and lease portfolio as of December 31, 1999.


                                   TABLE XIII

                          MATURITY OF LOANS AND LEASES

                                             WITHIN          1-5         AFTER 5
                                             1 YEAR         YEARS         YEARS          TOTAL
                                           ----------    -----------    ----------    ----------
                                                               (IN THOUSANDS)
Commercial and other ...................    $306,249        260,119       30,313        596,681
Commercial real estate .................     147,397        374,909      126,320        648,626
 Construction ..........................      20,382         29,243       20,646         70,271
Agricultural ...........................     189,346        182,900       61,111        433,357
Residential real estate ................      50,816        221,537      178,458        450,811
 Construction ..........................      14,566            503          206         15,275
Consumer ...............................     104,008        168,034        3,278        275,320
Tax-exempt .............................      14,234         24,985       20,596         59,815
                                            --------     ----------      -------      ---------
 Total .................................    $846,998      1,262,230      440,928      2,550,156
                                            ========     ==========      =======      =========
Loans and leases maturing after one year
 Fixed interest rate ...................                 $  869,806      224,187      1,093,993
 Variable interest rate ................                    392,424      216,741        609,165
                                                         ----------      -------      ---------
 Total .................................                 $1,262,230      440,928      1,703,158
                                                         ==========      =======      =========

     SECURITIES. Average total securities increased $88.8 million or 9.3% from 1998 to 1999, with mortgage-backed and other taxable securities increasing $94.9 million or 12.7%. The decrease in tax-exempt securities was $6.1 million or 2.9%. Mortgage-backed securities represented 71.1% of total securities during 1999 compared to 70.2% in 1998. One of the risks with these types of securities is that their maturity is dependent upon the rate of prepayment of the underlying mortgages. This variability creates interest rate risk, which is continuously monitored to assess the impact on the Company. While the Company believes the yield on these securities adequately compensates for the risks unique to this type of investment, it is the Company's position to acquire securities that carry limited risk of loss due to prepayment.

     The table below sets forth the maturities of the Company's investment and mortgage-backed securities to include projected principal payments of mortgage-backed securities at December 31, 1999 and the weighted average yields of such securities.

                                    TABLE XIV

              MATURITY OF INVESTMENT AND MORTGAGE-BACKED SECURITIES

                                                                      AMORTIZED COST
                        ----------------------------------------------------------------------------------------------------------
                           WITHIN 1 YEAR           1-5 YEARS            5-10 YEARS          AFTER 10 YEARS             TOTAL
                        ------------------    ------------------    ------------------    ------------------    ------------------
                          AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD
                        ----------   -----    ----------   -----    ----------   -----    ----------   -----    ----------   -----
                                                                      (IN THOUSANDS)
Governments and
 agencies ............  $    7,089    6.20%   $   11,072    6.36%   $   48,339    6.23%   $   54,165    6.40%   $  120,665    6.32%
State and political
 subdivisions ........      11,270    7.79        60,794    8.19        60,800    7.63        55,634    7.52       188,498    7.79
Mortgage-backed
 securities ..........     101,425    6.58       273,979    6.59       183,884    6.58       136,171    6.60       695,459    6.59
Equity securities ....          --      --            --      --            --      --        48,263    7.66        48,263    7.66
Other securities .....          62    7.59            62    6.92           109    6.92         2,744    6.45         2,977    6.50
                        ----------   -----    ----------   -----    ----------   -----    ----------   -----    ----------   -----
  Total ..............  $  119,846    6.67%   $  345,907    6.86%   $  293,132    6.74%   $  296,977    6.91%   $1,055,862    6.82%
                        ==========   =====    ==========   =====    ==========   =====    ==========   =====    ==========   =====

     The average maturity of the portfolio was 73 months at December 31, 1999, with an average tax-equivalent yield to maturity on the $1.06 billion portfolio of 6.82%, unrealized gains of $3.3 million and unrealized losses of $21.7 million. This compares to an average maturity of 41 months at December 31, 1998, and an average tax-equivalent yield to maturity of 6.64%, unrealized gains of $14.3 million, and unrealized losses of $1.2 million. At December 31, 1999, the market value of the Company's securities was $1,037.4 million or $18.5 million under its amortized cost. This compares to a market value of $1,002.6 million or $13.1 million over amortized cost at December 31, 1998. In accordance with FAS 115, the available for sale securities are recorded at market value. For further discussion and detail on the Company's securities portfolio, refer to Note C to the Consolidated Financial Statements.

ANALYSIS OF 1998 COMPARED WITH 1997

     The following analysis compares 1998 consolidated financial results with 1997 results.

     EARNINGS. Net income was $41.5 million or $3.46 basic earnings per share in 1998 compared to $35.1 million or $2.92 basic earnings per share in 1997. Return on realized equity was 14.55% in 1998, as compared to the 13.32% return in 1997. Return on average assets was 1.30% in 1998, versus 1.22% in 1997.

     NET INTEREST INCOME. Tax-equivalent net interest income for 1998 was $131.7 million, an increase of $7.5 million or 6.0% from 1997. The increase in net interest income resulted from a $250.3 million or 8.9% increase in average earning assets, driven by average loan growth of $246.2 million or 13.4%. Offsetting the increase in earning assets was a decrease in the net interest margin, which declined 12 basis points from 4.43% in 1997 to 4.31% in 1998.

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

     PROVISION FOR CREDIT LOSSES. From December 31, 1997 to December 31, 1998, nonperforming loans and leases increased $3.4 million to $13.3 million. Meanwhile, the quality of the loan portfolio, as measured by the ratio of classified loans and leases to total loans and leases, reflected improvement from 5.8% at December 31, 1997 to 5.0% at December 31, 1998, despite continued stress on the Company's agricultural portfolio. The reserve to outstanding loans and leases decreased slightly in 1998 to 1.70%, and the reserve to nonperforming loans and leases decreased from 347% to 279%.

     NONINTEREST INCOME. Noninterest income was $51.3 million in 1998 compared to $38.7 million in 1997, representing a $12.6 million or 32.5% increase. Contributing to this increase in noninterest income were strong growth in service charge income of $1.3 million or 7.9% and in brokerage commissions of $817 thousand or 27.8%. Also contributing to the increase in noninterest income was an increase in trust revenue of $725 thousand or 11.6% and in gain on the sale of other assets of $783 thousand. The gain on sale of other assets is primarily attributable to insurance proceeds received from the damages sustained to bank facilities in 1997 from the flooding in the Red River Valley area of North Dakota and Minnesota and gains on the sale of OREO property. Gains on loans sold in the secondary market increased $2.4 million or 95.2% as the volume of real estate mortgage financing increased in 1998 driven by a more favorable interest rate environment. In addition, the Company posted an increase of $1.4 million of investment securities gains and recorded a non-recurring state tax refund of nearly $4.5 million, including interest. The state tax refund reflects a refund of state income taxes paid to the state of Minnesota from 1980 through 1983.

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

YEAR 2000 ISSUE

     The Company's Year 2000 computer testing and contingency planning was successful, as the Company has experienced no problems with systems or customers' accounts as the date changed from 1999 to 2000. The work done to prepare for the potential disruption caused by the Year 2000 issue will be beneficial to the Company's future, as the Company has developed strong contingency plans, a high-alert communications plan, thorough testing procedures, and a unified approach to potential problems.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31
                                                                            ---------------------------
                                                                               1999             1998
                                                                            -----------     -----------
                                                                                   (IN THOUSANDS)
ASSETS
 Cash and due from banks ...............................................    $   145,407         143,831
 Interest bearing deposits .............................................          4,886           1,712
 Investment securities held to maturity (fair value of $170,788 and
  $185,398, respectively) ..............................................        171,720         179,359
 Mortgage-backed securities held to maturity (fair value of
  $6,769 and $27,070, respectively) ....................................          6,810          27,143
                                                                            -----------     -----------
   TOTAL SECURITIES HELD TO MATURITY ...................................        178,530         206,502
 Investment securities available for sale (amortized cost of $188,683
  and $103,872, respectively) ..........................................        187,857         105,491
 Mortgage-backed securities available for sale (amortized cost of
  $688,649 and $679,134, respectively) .................................        671,985         684,680
                                                                            -----------     -----------
   TOTAL SECURITIES AVAILABLE FOR SALE .................................        859,842         790,171
 Loans and leases ......................................................      2,550,156       2,177,787
  Reserve for credit losses ............................................        (41,895)        (37,019)
  Unearned discount ....................................................         (7,259)         (5,153)
                                                                            -----------     -----------
   NET LOANS AND LEASES ................................................      2,501,002       2,135,615
 Premises and equipment, net ...........................................         59,821          54,390
 Interest receivable and other assets ..................................        101,997          65,858
                                                                            -----------     -----------
   TOTAL ASSETS ........................................................    $ 3,851,485       3,398,079
                                                                            ===========     ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
 Noninterest bearing deposits ..........................................    $   406,478         369,215
 Interest bearing deposits .............................................      2,444,214       2,201,435
                                                                            -----------     -----------
   TOTAL DEPOSITS ......................................................      2,850,692       2,570,650
 Federal funds purchased and repurchase agreements .....................        300,737         221,419
 Other short-term borrowings ...........................................        125,948         131,794
 Long-term debt ........................................................        215,832         116,286
 Accrued expenses and other liabilities ................................         44,486          51,568
                                                                            -----------     -----------
   TOTAL LIABILITIES ...................................................      3,537,695       3,091,717
 Minority interests ....................................................            914             905
 Redeemable preferred stock ............................................             --           2,079
 Redeemable class A common stock, 960,000 shares
  issued and outstanding ...............................................         25,029          24,270
 Shareholder's equity
   Common stock
     Class A, no par, 12,000,000 shares authorized; 240,000 shares
      issued and outstanding ...........................................             57              57
     Class B, no par, 10,800,000 shares authorized,
      issued and outstanding ...........................................          2,562           2,562
 Retained earnings .....................................................        295,026         272,696
 Accumulated other comprehensive income ................................         (9,798)          3,793
                                                                            -----------     -----------
   TOTAL SHAREHOLDER'S EQUITY ..........................................        287,847         279,108
                                                                            -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ..........................    $ 3,851,485       3,398,079
                                                                            ===========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEAR ENDED DECEMBER 31
                                                                  --------------------------------
                                                                    1999        1998        1997
                                                                  --------    --------    --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
 Loans and leases, including fees ............................    $201,022     186,963     165,958
 Securities
  Taxable ....................................................      51,669      46,698      49,264
  Tax-exempt .................................................      10,577      11,036      11,197
 Federal funds sold ..........................................         575         701          --
 Other .......................................................         132         127         131
                                                                  --------    --------    --------
    Total interest income ....................................     263,975     245,525     226,550
                                                                  --------    --------    --------
INTEREST EXPENSE
 Deposits ....................................................      96,436      97,660      90,410
 Federal funds purchased and repurchase agreements ...........      11,175       9,836       6,843
 Other short-term borrowings .................................       8,246       9,652       9,514
 Long-term debt ..............................................       9,065       4,276       3,202
                                                                  --------    --------    --------
    Total interest expense ...................................     124,922     121,424     109,969
                                                                  --------    --------    --------
  Net interest income ........................................     139,053     124,101     116,581
 Provision for credit losses .................................       8,321       5,570       4,746
                                                                  --------    --------    --------
  Net interest income after provision for credit losses ......     130,732     118,531     111,835
                                                                  --------    --------    --------
NONINTEREST INCOME
 Service charges .............................................      19,434      17,037      15,787
 Insurance ...................................................      10,125       7,804       7,503
 Trust .......................................................       7,984       6,990       6,265
 Brokerage ...................................................       4,533       3,752       2,935
 Gain on sale of loans .......................................       3,380       4,977       2,550
 Gain (loss) on sale of securities ...........................       1,853       1,296        (125)
 State tax refund ............................................          --       4,476          --
 Other .......................................................       5,578       4,938       3,766
                                                                  --------    --------    --------
    Total noninterest income .................................      52,887      51,270      38,681
                                                                  --------    --------    --------
NONINTEREST EXPENSE
 Salaries and wages ..........................................      54,164      49,287      44,912
 Employee benefits ...........................................      14,901      12,572      11,690
 Occupancy ...................................................       6,921       6,128       6,005
 Furniture and equipment .....................................       9,170       7,621       6,819
 Data processing fees ........................................       7,465       6,046       6,513
 FDIC premiums and examination fees ..........................       1,297       1,157         555
 Goodwill and other intangibles ..............................       2,831       1,711       1,499
 Other .......................................................      25,616      22,491      20,262
                                                                  --------    --------    --------
    Total noninterest expense ................................     122,365     107,013      98,255
                                                                  --------    --------    --------
INCOME BEFORE INCOME TAX EXPENSE .............................      61,254      62,788      52,261
 Income tax expense ..........................................      21,143      21,277      17,201
                                                                  --------    --------    --------
NET INCOME ...................................................    $ 40,111      41,511      35,060
                                                                  ========    ========    ========
 Per common share amounts:
  Net income-basic ...........................................    $   3.34        3.46        2.92
  Dividends paid .............................................    $   1.32        1.32        1.20

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                 ACCUMULATED
                                               COMMON STOCK         OTHER
                                           -------------------  COMPREHENSIVE   COMPREHENSIVE    RETAINED
                                            CLASS A   CLASS B       INCOME          INCOME       EARNINGS      TOTAL
                                           --------- ---------  -------------   -------------   ----------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1996 ...............    $57     2,562          1,180                        230,071     233,870
 Comprehensive income
  Net income .............................                                          35,060         35,060      35,060
  Other comprehensive income
    Change in net unrealized gain
    (loss) on securities available for
    sale, net of $2,655 tax expense ......                           3,982           3,982                      3,982
                                                                                   -------
  Comprehensive income ...................                                          39,042
                                                                                   =======
 Dividends, $1.20 per share ..............                                                         14,400      14,400
 Allocation of net income in excess of
  dividends and change in net
  unrealized gain (loss) on securities
  available for sale to redeemable
  class A common stock ...................                            (319)                        (1,652)     (1,971)
                                              ---     -----        -------                        -------     -------
BALANCE, DECEMBER 31, 1997 ...............     57     2,562          4,843                        249,079     256,541
 Comprehensive income
  Net income .............................                                          41,511         41,511      41,511
  Other comprehensive income
    Change in net unrealized gain
    (loss) on securities available for
    sale, net of $761 tax benefit ........                          (1,141)         (1,141)                    (1,141)
                                                                                   -------
  Comprehensive income ...................                                          40,370
                                                                                   =======
 Dividends, $1.32 per share ..............                                                        (15,840)    (15,840)
 Allocation of net income in excess of
  dividends and change in net
  unrealized gain (loss) on securities
  available for sale to redeemable
  class A common stock ...................                              91                         (2,054)     (1,963)
                                              ---     -----        -------                        -------     -------
BALANCE, DECEMBER 31, 1998 ...............     57     2,562          3,793                        272,696     279,108
 Comprehensive income
  Net income .............................                                          40,111         40,111      40,111
  Other comprehensive income
    Change in net unrealized gain
    (loss) on securities available for
    sale, net of $9,849 tax benefit ......                         (14,774)        (14,774)                   (14,774)
                                                                                   -------
  Comprehensive income ...................                                          25,337
                                                                                   =======
 Dividends, $1.32 per share ..............                                                        (15,840)    (15,840)
 Allocation of net income in excess of
  dividends and change in net
  unrealized gain (loss) on securities
  available for sale to redeemable
  class A common stock ...................                           1,183                         (1,941)       (758)
                                              ---     -----        -------                        -------     -------
BALANCE, DECEMBER 31, 1999 ...............    $57     2,562         (9,798)                       295,026     287,847
                                              ===     =====        =======                        =======     =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31
                                                                     -------------------------------------
                                                                        1999          1998          1997
                                                                     ---------     ---------     ---------
                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income .....................................................    $  40,111        41,511        35,060
 Adjustments to reconcile net income to net cash
  provided by operating activities
  Provision for credit losses ...................................        8,321         5,570         4,746
  Depreciation and amortization .................................       11,001         9,081         7,159
  Deferred income taxes .........................................        5,091         2,283           279
  Minority interests in earnings of subsidiaries ................           41           747         1,486
  (Gain) loss on sale of securities .............................       (1,853)       (1,296)          125
  Gain on sale of other real estate owned, net ..................         (405)         (242)          (42)
  Other assets and liabilities, net .............................        6,005         1,656          (425)
  Proceeds from sales of other real estate owned ................          919           862           643
  Cash receipts related to loans originated
   specifically for resale ......................................      185,448       289,472       139,003
  Cash payments related to loans originated
   specifically for resale ......................................     (186,259)     (290,493)     (139,388)
                                                                     ---------     ---------     ---------
    Net cash provided by operating activities ...................       68,420        59,151        48,646
                                                                     ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Deposits in other banks, net ...................................       (3,174)          174          (108)
 Purchases of securities available for sale .....................     (394,091)     (359,454)     (292,205)
 Purchases of securities held to maturity .......................      (41,168)      (34,381)      (28,549)
 Proceeds from maturities of securities available for sale ......      215,050       221,601       114,696
 Proceeds from maturities of securities held to maturity ........       62,793        99,379        41,560
 Proceeds from sales of securities available for sale ...........       92,302        67,179       132,230
 Loans and leases, net ..........................................     (372,897)     (210,289)     (169,560)
 Acquisition of minority interests ..............................           --       (12,149)          (31)
 Acquisitions, net of cash acquired .............................      (47,789)           --        (8,203)
 Acquisition of premises and equipment ..........................      (12,979)       (9,264)      (11,418)
                                                                     ---------     ---------     ---------
    Net cash used by investing activities .......................     (501,953)     (237,204)     (221,588)
                                                                     ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Noninterest bearing deposits, net ..............................       37,263        24,694         5,843
 Interest bearing deposits (excluding certificates
  of deposit), net ..............................................      171,488       125,907        66,386
 Certificates of deposits, net ..................................       71,291       (22,449)       33,894
 Federal funds purchased and repurchase agreements, net .........       79,318        54,245       (19,607)
 Other short-term borrowings, net ...............................       (5,846)      (66,296)      110,021
 Proceeds from issuance of long-term debt .......................      142,432        97,298        10,609
 Repayments of long-term debt ...................................      (42,886)      (11,250)      (42,760)
 Dividends paid to minority interests ...........................          (32)         (326)         (910)
 Redeemable preferred stock .....................................       (2,079)          (65)           --
 Dividends paid .................................................      (15,840)      (15,840)      (14,400)
                                                                     ---------     ---------     ---------
    Net cash provided by financing activities ...................      435,109       185,918       149,076
                                                                     ---------     ---------     ---------
    Net increase (decrease) in cash and due from banks ..........        1,576         7,865       (23,866)
 Cash and due from banks
  Beginning of year .............................................      143,831       135,966       159,832
                                                                     ---------     ---------     ---------
  End of year ...................................................    $ 145,407       143,831       135,966
                                                                     =========     =========     =========
Supplemental disclosures of cash flow information
 Cash paid during the year for interest .........................    $ 125,666       121,198       106,367
 Cash paid during the year for income taxes .....................       17,534        19,079        16,451

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ACCOUNTING POLICIES

     NATURE OF BUSINESS -- Bremer Financial Corporation (the "Company") is a privately-held regional financial services company headquartered in St. Paul, Minnesota. The Company is a majority owner of 14 subsidiary banks ("Subsidiary Banks") which draw most of their deposits from and make substantially all of their loans within the states of Minnesota, North Dakota, and Wisconsin and is operated as a single segment. Additionally, the Company provides asset-based lending and leasing, trust and insurance services to its customers through wholly-owned nonbanking subsidiaries and investment services through a third party relationship.

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

     CASH FLOWS -- For purposes of this statement, the Company has defined cash equivalents as cash and due from banks. During the years ended December 31, 1999, 1998, and 1997, the Company received real estate valued at $725,000, $776,000, and $835,000, respectively, in satisfaction of outstanding loan balances.

     INVESTMENT AND MORTGAGE-BACKED SECURITIES -- HELD TO MATURITY SECURITIES consist of debt securities which the Company has the intent and ability to hold to maturity and are valued at amortized historical cost. Under certain circumstances (including the deterioration of the issuer's creditworthiness or a change in tax law or statutory or regulatory requirements), securities held to maturity may be sold or transferred to another portfolio.

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

     Under the Company's credit policies and practices, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans and leases, plus certain other loans and leases identified by the Company, meet the definition of impaired loans under Statements of Financial

Accounting Standard ("FAS") Nos. 114 and 118. Impaired loans as defined by FAS 114 and 118 exclude certain large groups of smaller balance homogeneous loans, such as consumer loans and residential real estate loans. Under these statements, loan impairment is required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

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

     INTANGIBLE ASSETS -- Intangible assets consist primarily of goodwill. The remaining unamortized balances at December 31, 1999 and 1998 were approximately $43,606,000 and $16,545,000, respectively, which are amortized over either a 15 year or 25 year period.

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

     STATE INCOME TAX REFUND -- In 1998, the Company recorded a non-recurring state tax refund of nearly $4.5 million, including interest, as a component of noninterest income. The state tax refund reflects a refund of state income taxes paid to the state of Minnesota from 1980 through 1983.

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

     ACCOUNTING FOR DERIVATIVES -- In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for fiscal years beginning after June 15, 2000. The Company has not yet evaluated the full impact of adoption.

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

NOTE B: RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Subsidiary Banks are required to maintain average reserve balances in accordance with the Federal Reserve Bank requirements. The amount of those reserve balances was approximately $28,363,000 and $22,305,000 as of December 31, 1999 and 1998, respectively.

NOTE C: INVESTMENT AND MORTGAGE-BACKED SECURITIES

     At December 31, 1999 and 1998, investment and mortgage-backed securities with an amortized cost of $818,305,000 and $703,857,000, respectively, were pledged as collateral to secure public deposits and for other purposes. The amortized cost and estimated fair value by maturity at December 31, 1999, are shown below (contractual maturity or, with mortgage-backed securities, projected principal payments are used):

                                    HELD TO MATURITY         AVAILABLE FOR SALE
                                  ----------------------    --------------------
                                  AMORTIZED       FAIR      AMORTIZED      FAIR
                                     COST        VALUE         COST       VALUE
                                  ---------     -------     ---------    -------
                                                  (IN THOUSANDS)
      Within 1 year ..........    $  8,102        8,156       40,679      40,300
      1 - 5 years ............      65,921       66,444      110,332     108,646
      5 - 10 years ...........      62,322       62,127      189,774     186,697
      After 10 years .........      42,185       40,830      536,547     524,199
                                  --------      -------      -------     -------
       Total .................    $178,530      177,557      877,332     859,842
                                  ========      =======      =======     =======

     The amortized cost and fair value of investment and mortgage-backed securities available for sale as of December 31 consisted of the following:

                                               1999                                            1998
                          ---------------------------------------------    ---------------------------------------------
                                         GROSS        GROSS                               GROSS        GROSS
                          AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                             COST        GAINS       LOSSES       VALUE       COST        GAINS       LOSSES      VALUE
                          ---------   ----------   ----------   -------    ---------   ----------   ----------   -------
                                                                  (IN THOUSANDS)
Governments ............  $  9,679          20           25       9,674      12,742         207            3      12,946
Government agencies        100,500         384          282     100,602          --          --           --          --
State and political
 subdivisions ..........    27,264         108          593      26,779      34,925         902           --      35,827
Corporate bonds ........        --          --           --          --       8,602          --           14       8,588
Mortgage-backed
 securities ............   688,649       1,320       17,983     671,986     679,134       6,619        1,074     684,680
Equity securities ......    48,190           8          295      47,903      43,625         480           --      44,105
Other ..................     3,050          19          171       2,898       3,978          49            1       4,025
                          --------       -----       ------     -------     -------       -----        -----     -------
 Total .................  $877,332       1,859       19,349     859,842     783,006       8,257        1,092     790,171
                          ========       =====       ======     =======     =======       =====        =====     =======

     Proceeds from sales of investments and mortgage-backed securities were $83,444,000, $67,179,000, and $132,230,000 for 1999, 1998, and 1997,
respectively. Gross gains of $1,866,000, $1,563,000, and $391,000 and gross losses of $21,000, $267,000, and $516,000 were realized on those sales for 1999, 1998, and 1997, respectively.

     A summary of amortized cost and fair value of investment and mortgage-backed securities held to maturity at December 31 consisted of the following:

                                              1999                                            1998
                         ---------------------------------------------   ---------------------------------------------
                                        GROSS        GROSS                              GROSS        GROSS
                         AMORTIZED   UNREALIZED   UNREALIZED     FAIR    AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                            COST        GAINS       LOSSES      VALUE       COST        GAINS       LOSSES      VALUE
                         ---------   ----------   ----------   -------   ---------   ----------   ----------   -------
                                                                 (IN THOUSANDS)
Government agencies      $ 10,486          --          313      10,173     10,478         135          --       10,613
State and political
 subdivisions .........   161,234       1,421        2,040     160,615    148,306       5,894          16      154,184
Mortgage-backed
 securities ...........     6,810          --           41       6,769     27,143           3          76       27,070
Other .................        --          --           --          --     20,575          26          --       20,601
                         --------       -----        -----     -------    -------       -----        ----      -------
 Total ................  $178,530       1,421        2,394     177,557    206,502       6,058          92      212,468
                         ========       =====        =====     =======    =======       =====        ====      =======

     State and political subdivision investments largely involve governmental entities within the Company's market area.

NOTE D: LOANS AND LEASES

     The Company is engaged in lending activities with borrowers in a wide variety of industries. Lending is concentrated in the areas in which its Subsidiary Banks are located. Loans and leases at December 31 consisted of the following:

                                                        1999            1998
                                                     ----------      ---------
                                                           (IN THOUSANDS)
       Commercial and other .....................    $  596,680        475,556
       Commercial real estate ...................       648,029        501,205
        Construction ............................        70,869         59,913
       Agricultural .............................       433,357        444,784
       Residential real estate ..................       450,812        376,652
        Construction ............................        15,274         13,397
       Consumer .................................       275,320        250,803
       Tax-exempt ...............................        59,815         55,477
                                                     ----------      ---------
        Total ...................................    $2,550,156      2,177,787
                                                     ==========      =========

     Impaired loans and leases were $16,656,000 and $13,252,000 at December 31, 1999 and 1998, respectively. Impaired loans and leases include nonaccrual and restructured loans and leases. Restructured loans and leases are those for which the terms (principal and/or interest) have been modified as a result of the inability of the borrower to meet the original terms of the loan or lease. The reserve for credit losses included approximately $2,692,000 and $1,725,000 relating to impaired loans and leases at December 31, 1999 and 1998, respectively.

     The effect of nonaccrual and restructured loans and leases on interest income for each of the three years ended December 31 was as follows:

                                                   1999        1998        1997
                                                 --------    --------    --------
                                                          (IN THOUSANDS)
        Interest income
         As originally contracted ............    $2,254       1,708         794
         As recognized .......................      (770)       (324)       (276)
                                                  ------       -----        ----
        Reduction of interest income .........    $1,484       1,384         518
                                                  ======       =====        ====

     Other nonperforming assets, consisting of other real estate owned, amounted to $527,000 and $620,000 at December 31, 1999 and 1998, respectively.

     Loans totaling $283,140,000 and $244,851,000 had been pledged to secure Federal Home Loan Bank (FHLB) advances at December 31, 1999 and 1998, respectively. Acceptable collateral is defined by the FHLB and consists primarily of residential real estate mortgages.

     The Company and its subsidiaries have granted loans to the officers and directors (the "Group") of significant subsidiaries. The aggregate dollar amount of loans to the Group was $17,605,000 and $19,431,000 at December 31, 1999 and 1998, respectively. During 1999, $65,997,000 of new loans were made, repayments totaled $68,144,000, and changes in the composition of the Group or their associations increased loans outstanding by $321,000. These loans were made at the prevailing market interest rates.

NOTE E: RESERVE FOR CREDIT LOSSES

     Changes in the reserve for credit losses are as follows:

                                                            1999          1998          1997
                                                         ----------    ----------    ---------
                                                                     (IN THOUSANDS)
         Beginning of year ...........................    $ 37,019       34,253        30,482
          Charge-offs ................................      (7,064)      (3,968)       (2,759)
          Recoveries .................................       1,439        1,164         1,026
                                                          --------       ------        ------
           Net charge-offs ...........................      (5,625)      (2,804)       (1,733)
          Provision for credit losses ................       8,321        5,570         4,746
          Reserve related to acquired assets .........       2,180           --           758
                                                          --------       ------        ------
         End of year .................................    $ 41,895       37,019        34,253
                                                          ========       ======        ======

NOTE F: PREMISES AND EQUIPMENT

     Premises and equipment at December 31 consisted of the following:

                                                                          1999        1998
                                                                       ----------   ---------
                                                                          (IN THOUSANDS)
         Land ........................................................  $  7,787       7,430
         Buildings and improvements ..................................    65,583      58,113
         Furniture and equipment .....................................    48,372      44,814
                                                                        --------     -------
          Total premises and equipment ...............................   121,742     110,357
         Less: accumulated depreciation and amortization                  61,921      55,967
                                                                        --------     -------
         Premises and equipment, net .................................  $ 59,821      54,390
                                                                        ========     =======

NOTE G: SHORT-TERM BORROWINGS

     Short-term borrowings consist of federal funds and repurchase agreements (which generally mature within one to sixty days of the transaction date), treasury tax and loan notes (which generally mature within one to thirty days), FHLB advances (which mature within one year), and advances under an unsecured revolving credit facility. The size of the credit facility available at December 31, 1999, is $90 million, of which $74 million was unused. The facility contains covenants which require the Company to maintain certain levels of capitalization.

     Information related to short-term borrowings for the two years ended December 31 is provided below:

                                                      FEDERAL FUNDS     FEDERAL HOME       TREASURY       REVOLVING
                                                      AND REPURCHASE      LOAN BANK      TAX AND LOAN      CREDIT
                                                        AGREEMENTS       BORROWINGS          NOTES        FACILITY
                                                      --------------    ------------     ------------     ---------
                                                                          (DOLLARS IN THOUSANDS)
Balance at December 31
 1998 ...........................................        $221,419           89,500           9,294          33,000
 1999 ...........................................         300,737          107,000           2,948          16,000
Weighted average interest rate at December 31
 1998 ...........................................            4.96%            5.22            4.62            6.52
 1999 ...........................................            5.41             5.67            5.25            6.74
Maximum amount outstanding at any month end
 1998 ...........................................        $288,312          178,658          15,167          35,000
 1999 ...........................................         300,737          156,755          12,461          99,000
Average amount outstanding during the year
 1998 ...........................................        $196,731          139,520           8,587          22,742
 1999 ...........................................         246,666           84,556           3,553          55,875
Weighted average interest cost during the year
 1998 ...........................................            5.00%            5.55            4.76            6.55
 1999 ...........................................            4.53             5.47            4.65            6.23

NOTE H: LONG-TERM DEBT

     Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

                                                          1999       1998
                                                       ---------   ---------
                                                          (IN THOUSANDS)
        Senior notes ..............................    $ 65,000          --
        Federal Home Loan Bank borrowings .........     147,587     111,318
        Installment promissory notes ..............       3,245       4,968
                                                       --------     -------
         Total ....................................    $215,832     116,286
                                                       ========     =======

     The $65 million of senior notes are unsecured and are made up of two tranches. The $46 million first tranche bears an interest rate of 8.27% and matures on November 1, 2004, while the remaining $19 million second tranche bears an interest rate of 8.47% and matures on November 1, 2006. These senior notes include covenants which require the Company to maintain certain levels of capitalization.

     The FHLB borrowings bear interest at rates ranging from 4.97% to 7.83%, with maturity dates from 2000 through 2013, and are secured by certain loans and investment securities.

     The installment promissory notes bear interest at rates ranging from 6.94% to 8.53%, paid predominantly in annual installments through 2007.

     Maturities of long-term debt outstanding at December 31, 1999, were as follows:

                                                                        (IN THOUSANDS)
        2000 .......................................................       $ 16,058
        2001 .......................................................          1,813
        2002 .......................................................         18,804
        2003 .......................................................          2,623
        2004 .......................................................         70,636
        Beyond 2004 ................................................        105,898
                                                                           --------
         Total .....................................................       $215,832
                                                                           ========

     At December 31, 1999, $71 million of the FHLB borrowings due in years beyond 2004 were subject to call prior to maturity at the option of the FHLB. Of this amount, $14 million is callable in 2001 and $57 million is callable in 2003.

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

     The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 1999 and 1998. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1999 and, therefore, current estimates of fair value may differ from the amounts presented. As of December 31, carrying amounts and estimated fair values were:

                                                       1999                          1998
                                             ------------------------     ------------------------
                                                            ESTIMATED                    ESTIMATED
                                              CARRYING        FAIR         CARRYING        FAIR
                                               AMOUNT         VALUE         AMOUNT         VALUE
                                             ----------     ---------     ---------     ----------
                                                                (IN THOUSANDS)
ASSETS
 Cash and due from banks ................    $  145,407       145,407       143,831       143,831
 Interest bearing deposits ..............         4,886         4,886         1,712         1,712
 Securities held to maturity ............       178,530       177,557       206,502       212,468
 Securities available for sale ..........       859,842       859,842       790,171       790,171
 Loans and leases .......................     2,501,002     2,481,897     2,135,615     2,163,881

LIABILITIES
 Demand deposits ........................     1,426,005     1,426,006     1,235,095     1,235,095
 Time deposits ..........................     1,424,687     1,418,486     1,335,555     1,339,780
 Short-term borrowings ..................       426,685       426,698       353,213       353,213
 Long-term debt .........................       215,832       208,365       116,286       120,549

     CASH AND DUE FROM BANKS AND INTEREST BEARING DEPOSITS -- The carrying value for these financial instruments approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

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

     DEPOSITS -- The estimated fair value of deposits with no stated maturity, such as noninterest bearing savings and money-market checking accounts, is the amount payable on demand. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

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

NOTE J: EMPLOYEE BENEFIT PLANS

     PENSION PLAN -- The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on age, years of service, and the employee's highest average compensation during 60 consecutive months of the last 120 months of employment. In recent years, the Company's funding policy is to contribute annually an amount approaching the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service to date and for those expected to be earned in the future.

     OTHER POSTRETIREMENT BENEFITS -- The Company provides certain retiree health care benefits relating primarily to medical insurance co-payments to retired employees between the ages of 55 and 65. In accordance with FAS No. 106 as amended by FAS No. 132, "Employers' Accounting for Postretirement Benefits Other than Pensions," the Company accrues the cost of these benefits during the employees' active service.

     The cost of these programs are as follows:

                                                                                                     OTHER
                                                            PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                                    -------------------------------     -------------------------------
                                                      1999        1998        1997        1999       1998         1997
                                                    -------     -------     -------     -------     -------     -------
NET PENSION COST
Service cost ...................................    $ 1,674       1,408       1,118     $   152         157         130
Interest cost ..................................      2,178       1,937       1,715         146         171         158
Expected return on plan assets .................     (2,629)     (2,439)     (1,842)         --          --          --
Net (gain) recognition .........................         --          --          --         (72)        (47)        (63)
Prior service cost amortization ................        173         130         130          (6)         (6)         (6)
Loss due to special termination benefits .......        352          --          --          --          --          --
                                                    -------     -------     -------     -------     -------     -------
 Net pension cost ..............................    $ 1,748       1,036       1,121     $   220         275         219
                                                    =======     =======     =======     =======     =======     =======

     Contributions to the pension plan are intended to provide for benefits attributed to service to date and for those expected to be earned in the future. Benefits under FAS No. 106 are funded on a pay-as-you-go-basis.

     The following tables set forth the plans' funded status (based on a valuation date of September 30), along with a description of how the status changed during the past two years and the amount recognized on the Company's balance sheet at December 31. The funded status of the plans is equal to the fair value of plan assets less the benefit obligation at end of year.

                                                                                               OTHER POST-
                                                                  PENSION BENEFITS        RETIREMENT BENEFITS
                                                               ---------------------     ---------------------
                                                                 1999         1998         1999         1998
                                                               --------     --------     --------     --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at end of prior year ...................    $ 30,134       25,637     $  2,072        2,256
Service cost ..............................................       1,674        1,408          152          157
Interest cost .............................................       2,179        1,937          146          171
Amendments ................................................         817           --           --           --
Actuarial (gain)/loss .....................................      (4,172)       1,800         (501)        (676)
Benefits paid .............................................        (920)        (648)         194          164
                                                               --------     --------     --------     --------
Benefit obligation at end of year .........................    $ 29,712       30,134     $  2,063        2,072
                                                               ========     ========     ========     ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at September 30, prior year .....    $ 28,173       26,098     $     --           --
Actual return on plan assets ..............................       5,400          939           --           --
Employer contribution .....................................       2,147        1,784          194          164
Benefits paid .............................................        (920)        (648)        (194)        (164)
                                                               --------     --------     --------     --------
Fair value of plan assets at September 30, current year ...    $ 34,800       28,173     $     --           --
                                                               ========     ========     ========     ========
FUNDED STATUS OF PLANS
Funded status of plans ....................................    $  5,088       (1,962)    $ (2,063)      (2,072)
Unrecognized net (gain)/loss ..............................      (5,905)       1,038       (1,341)      (1,300)
Unrecognized prior service costs ..........................         760          467         (122)        (127)
Contributions between September 30 and December 31 ........       3,565        1,610           --           --
                                                               --------     --------     --------     --------
 Prepaid benefit asset/(accrued benefit liability) ........    $  3,508        1,153     $ (3,526)      (3,499)
                                                               ========     ========     ========     ========

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation and the expected long-term rates of return on assets are as follows:

                                                                                               OTHER POST-
                                                       PENSION BENEFITS                    RETIREMENT BENEFITS
                                              ----------------------------------   ----------------------------------
                                                1999         1998         1997        1999        1998         1997
                                              --------     --------     --------   --------     --------     --------
WEIGHTED AVERAGE ASSUMPTIONS
 Discount rate ..........................       7.75%        6.75%        7.25%      7.75%        6.75%        7.25%
 Expected return on plan assets .........      10.00%        9.00%        9.00%      N/A          N/A          N/A
 Rate of compensation increase ..........       4.25%        4.25%        4.50%      N/A          N/A          N/A

     For purposes of the 1999 postretirement benefits measurements, the Company has assumed a health-care cost trend rate of between 5.30% and 5.80%. The health-care trend rate assumption has a significant effect on the amounts reported. A one (1) percentage point change in the health-care trend rate would have the following effects on 1999 service and interest cost on the accumulated postretirement benefit obligation at December 31, 1999:

                                                                                             ONE (1) PERCENTAGE POINT
                                                                                             ------------------------
                                                                                               INCREASE     DECREASE
                                                                                             -----------   ----------
Effect on service and interest cost components of net periodic cost .......................      $ 41          (36)
Effect on accumulated postretirement benefit obligation ...................................       233         (202)

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

     Contributions are calculated using a formula based primarily upon the Company's earnings. The expense for 1999, 1998, and 1997 was approximately $2,795,000, $2,465,000 and $2,264,000, respectively.

     EMPLOYEE STOCK OWNERSHIP PLAN -- The ESOP is a defined contribution plan covering substantially all employees, with contributions made exclusively by the Company on a discretionary year-by-year basis. The expense for 1999, 1998, and 1997 was approximately $100,000, $250,000 and $350,000, respectively.

NOTE K: OTHER NONINTEREST INCOME

     Other noninterest income at December 31 consisted of the following:

                                                     1999       1998       1997
                                                   -------    -------    -------
                                                           (IN THOUSANDS)

Fees on loans .................................     $2,841      2,944      2,452
Other .........................................      2,737      1,994      1,314
                                                    ------     ------     ------
  Total .......................................     $5,578      4,938      3,766
                                                    ======     ======     ======

NOTE L: OTHER NONINTEREST EXPENSE

     Other noninterest expense at December 31 consisted of the following:

                                                     1999       1998       1997
                                                   -------    -------    -------
                                                           (IN THOUSANDS)

Printing, postage and office supplies .........    $ 5,916      5,487      5,189
Marketing .....................................      4,760      4,756      3,609
Other real estate owned .......................        104         91        149
Other .........................................     14,836     12,157     11,315
                                                   -------    -------    -------
  Total .......................................    $25,616     22,491     20,262
                                                   =======    =======    =======

NOTE M: INCOME TAXES

     The components of the provision for income taxes at December 31 were as follows:

                                                     1999       1998       1997
                                                   -------    -------    -------
                                                           (IN THOUSANDS)

Current
 Federal ......................................    $12,306     14,713     12,941
 State ........................................      3,746      4,281      3,981
Deferred ......................................      5,091      2,283        279
                                                   -------    -------    -------
  Total .......................................    $21,143     21,277     17,201
                                                   =======    =======    =======

     A reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate at December 31 was as follows:

                                                                   1999         1998         1997
                                                                 --------     --------     --------
                                                                          (IN THOUSANDS)
Tax at statutory rate .......................................    $ 21,440       21,976       18,291
Plus state income tax, net of federal tax benefits ..........       3,153        3,083        2,588
                                                                 --------     --------     --------
                                                                   24,593       25,059       20,879
Less tax effect of:
 Interest on state and political subdivision securities .....       2,939        2,972        2,955
 Other tax-exempt interest ..................................       1,259        1,483        1,471
 Goodwill Amortization ......................................        (753)        (330)        (260)
 Minority interest in earnings ..............................         (14)        (262)        (520)
 Other ......................................................          19          (81)          32
                                                                 --------     --------     --------
                                                                    3,450        3,782        3,678
                                                                 --------     --------     --------
Income tax expense ..........................................    $ 21,143       21,277       17,201
                                                                 ========     ========     ========

     The following table sets forth the temporary differences comprising the net deferred taxes included with interest receivable and other assets on the consolidated balance sheet at December 31:

                                                                                 1999        1998
                                                                               --------    --------
                                                                                 (IN THOUSANDS)
Deferred tax assets
 Provision for credit losses ..............................................    $ 16,490      14,804
 Employee compensation and benefits accruals ..............................       1,293       1,872
 Deferred income ..........................................................         960         813
 Unrealized loss on securities available for sale .........................       6,994          --
 Other ....................................................................          40          55
                                                                               --------    --------
   Total ..................................................................      25,777      17,544
                                                                               ========    ========
Deferred tax liabilities
 Deferred expense .........................................................       1,577       1,900
 Depreciation .............................................................      12,017       6,767
 Unrealized gains on securities available for sale ........................          --       2,859
 Other ....................................................................          39         261
                                                                               --------    --------
   Total ..................................................................      13,633      11,787
                                                                               --------    --------
 Net deferred tax assets ..................................................    $ 12,144       5,757
                                                                               ========    ========

NOTE N: COMMITMENTS AND CONTINGENCIES

     The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations at December 31:

                                                                                 1999        1998
                                                                               --------    --------
                                                                                  (IN THOUSANDS)
Standby letters of credit .................................................    $ 29,697      27,217
Loan commitments ..........................................................     589,860     489,347

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

     Under substantially noncancelable contracts, the Company is obligated to pay approximately $4.5 million in annual data processing and item processing fees through February 2004 and March 2006, respectively. The costs under the item processing contract are calculated in accordance with a volume-based fee schedule, which is subject to change annually.

     The Company is routinely involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or operations.

     The Company issued redeemable preferred stock of Dunn County Bankshares, Inc. ("DCBI") in connection with the acquisition of DCBI's operations in Menomonie, Wisconsin on September 1, 1994. On December 31, 1998 there were 80,000 shares authorized, 71,594 shares issued, and 20,787 shares outstanding of the $100 par redeemable preferred stock. All of the outstanding stock was redeemed in late 1999.

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

     At December 31, 1999 and 1998, 960,000 shares of redeemable class A common stock were issued and outstanding. With the exception of shares held in the Company's ESOP, these shares were subject to redemption at a price of $26.07 and $25.28 per share, respectively, which approximated book value. Shares held in the Company's ESOP were redeemed at a price of $35.25 and $36.85 per share, respectively, as determined by an independent appraiser. These shares are owned by employees and Directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. The shares have been classified as redeemable class A common stock subject to redemption at a price, which approximates book value. It is the Company's intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company or its subsidiaries and not be directly repurchased by the Company or the Otto Bremer Foundation.

     Certain restrictions exist regarding the extent to which banks may transfer funds to the Company in the form of dividends. Federal law prevents the Company and its non-bank subsidiaries from borrowing from the Subsidiary Banks unless the loans are secured by specified U.S. obligations. Further, the secured loans that may be made by Subsidiary Banks are generally limited in amount to 10% of the Subsidiary Bank's equity if made to the Company or any individual affiliate and 20% of the Subsidiary

Bank's equity if made to all affiliates and the Company in the aggregate. At December 31, 1999, 1998 and 1997, no Subsidiary Banks had extended credit to the Company.

     Payment of dividends to the Company by its Subsidiary Banks is subject to various limitations by bank regulators, which includes maintenance of certain minimum capital ratios. As of December 31, 1999, $45,160,000 of retained earnings of the Subsidiary Banks was available for distribution to the Company as dividends subject to these limitations. Approximately $34,769,000 was available for distribution without obtaining the prior approval of the appropriate bank regulator.

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

     Qualitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below and as defined in the regulations) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

     The Company's actual capital amounts and ratios as of December 31 are also presented below.

                                                                                   FOR CAPITAL
                                                              ACTUAL            ADEQUACY PURPOSES
                                                      --------------------    --------------------
                                                        AMOUNT      RATIO       AMOUNT      RATIO
                                                      ----------   -------    ----------   -------
AS OF DECEMBER 31, 1999:
 TOTAL CAPITAL (TO RISK WEIGHTED ASSETS) ..........    $315,100     11.67%     $216,029     8.00%
 TIER I CAPITAL (TO RISK WEIGHTED ASSETS) .........     281,244     10.42       108,015     4.00
 TIER I CAPITAL (TO AVERAGE ASSETS) ...............     281,244      7.48       112,784     3.00

As of December 31, 1998:
 Total Capital (to Risk Weighted Assets) ..........     313,708     13.39%      187,475     8.00
 Tier I Capital (to Risk Weighted Assets) .........     284,319     12.13        93,738     4.00
 Tier I Capital (to Average Assets) ...............     284,319      8.58        99,359     3.00

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board's implementation of FDICIA defines "well-capitalized" institutions as those whose Tier I Capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. The Company's Subsidiary Banks ratios in each of these categories met or exceeded the "well-capitalized" ratios as of December 31, 1999.

NOTE Q: BREMER FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED STATEMENTS:

BALANCE SHEETS

                                                                                     DECEMBER 31
                                                                                --------------------
                                                                                  1999        1998
                                                                                --------    --------
                                                                                   (IN THOUSANDS)
ASSETS
 Cash and cash equivalents .................................................    $     49         100
 Investment in and advances to:
  Bank subsidiaries ........................................................     320,468     270,670
  Non-bank subsidiaries ....................................................      74,923      68,516
 Other assets ..............................................................       4,576       2,591
                                                                                --------    --------
    Total assets ...........................................................    $400,016     341,877
                                                                                ========    ========
LIABILITIES AND SHAREHOLDER'S EQUITY
 Short-term borrowings .....................................................    $ 16,000      33,000
 Long-term debt ............................................................      68,176       3,599
 Accrued expenses and other liabilities ....................................       2,964       1,900
 Redeemable class A common stock ...........................................      25,029      24,270
 Shareholder's equity ......................................................     287,847     279,108
                                                                                --------    --------
    Total liabilities and shareholder's equity .............................    $400,016     341,877
                                                                                ========    ========

STATEMENTS OF INCOME

                                                                           YEAR ENDED DECEMBER 31
                                                                       -----------------------------
                                                                         1999       1998       1997
                                                                       -------    -------    -------
                                                                              (IN THOUSANDS)
INCOME
 Dividends from:
  Bank subsidiaries ...............................................    $29,049     31,873     40,174
  Non-bank subsidiaries ...........................................      1,230        600        950
 Interest from subsidiaries .......................................      4,288      3,060        863
 Other interest income ............................................         --         --        405
 Gain on sale of securities .......................................         --         --         54
 Other income .....................................................        354        353        274
                                                                       -------    -------    -------
   Total income ...................................................     34,921     35,886     42,720

EXPENSES
 Interest expense:
  Short-term borrowings ...........................................      3,479      1,489        154
  Long-term debt ..................................................      1,149        305        339
 Salaries and benefits ............................................      1,505        685      1,083
 Operating expense paid to subsidiaries ...........................      1,008      1,083      1,148
 Other operating expenses .........................................      1,184        538        679
                                                                       -------    -------    -------
  Total expenses ..................................................      8,325      4,100      3,403
                                                                       -------    -------    -------
  Income before income tax benefit ................................     26,596     31,786     39,317
 Income tax benefit ...............................................      1,341        208      1,181
                                                                       -------    -------    -------
  Income of parent company only ...................................     27,937     31,994     40,498
 Equity in undistributed earnings (losses) of subsidiaries ........     12,174      9,517     (5,438)
                                                                       -------    -------    -------
NET INCOME ........................................................    $40,111     41,511     35,060
                                                                       =======    =======    =======

NOTE Q: BREMER FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED STATEMENTS
        (CONTINUED):

STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31
                                                                        ----------------------------------
                                                                          1999         1998         1997
                                                                        --------     --------     --------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ........................................................    $ 40,111       41,511       35,060
 Adjustments to reconcile net income to net cash provided by operating activities
  Equity in undistributed (earnings) losses of subsidiaries ........     (12,174)      (9,517)       5,438
  Gain on sale of securities .......................................          --           --          (54)
 Depreciation and amortization .....................................         858          490          496
 Other, net ........................................................      (1,357)        (303)         727
                                                                        --------     --------     --------
  Net cash provided by operating activities ........................      27,438       32,181       41,667
                                                                        --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in and advances to subsidiaries, net ...................     (59,226)     (42,887)     (57,094)
 Purchases of securities, net ......................................          --           --      (18,644)
 Proceeds from maturities of securities ............................          --           --       23,075
 Proceeds from sales of securities .................................          --           --       17,842
                                                                        --------     --------     --------
  Net cash used by investing activities ............................     (59,226)     (42,887)     (34,821)
                                                                        --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Short-term borrowings, net ........................................     (17,000)      27,000        6,000
 Proceeds of long-term debt ........................................      65,000           --
 Repayments of long-term debt ......................................        (423)        (424)        (424)
 Dividends paid ....................................................     (15,840)     (15,840)     (14,400)
                                                                        --------     --------     --------
  Net cash provided (used) by financing activities .................      31,737       10,736       (8,824)
                                                                        --------     --------     --------
(Decrease) increase in cash and cash equivalents ...................         (51)          30       (1,978)
Cash and cash equivalents
 Beginning of year .................................................         100           70        2,048
                                                                        --------     --------     --------
 End of year .......................................................    $     49          100           70
                                                                        ========     ========     ========

           (The remainder of this page was intentionally left blank.)

                          INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BREMER FINANCIAL CORPORATION


     We have audited the accompanying consolidated balance sheets of Bremer Financial Corporation and subsidiaries (the Company), a subsidiary of the Otto Bremer Foundation, as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bremer Financial Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


January 25, 2000
Minneapolis, Minnesota

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No event requiring disclosure pursuant to this Item 9 has occurred during the two years ended December 31, 1999.


                                    PART III.

     Items 10 through 13 of the Form 10-K are omitted because the Company will file before April 30, 2000 a definitive Proxy Statement (the "Proxy Statement") conforming to Schedule 14A involving the election of directors. The information required by Items 10, 11, 12 and 13 of Part III of the Form 10-K are hereby incorporated by reference to such Proxy Statement.


                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          (1) The following financial statements of Bremer Financial Corporation are part of this document under Item 8. Financial Statements and Supplementary Data:

                  Consolidated Balance Sheets -- December 31, 1999 and December 31, 1998

                  Consolidated Statements of Income -- Years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Shareholder's Equity -- Years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

          (2) Financial statement schedules are omitted as they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

          (3)  The following exhibits are filed as a part of this report:

                  10.1 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for Chairman of the Board of Bremer Financial Corporation.

                  10.2 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for President and CEO of Bremer Financial Corporation.

                  10.3 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for Community Banking Director.

                  10.4 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for Financial Services Director.

                  10.5 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for Chief Credit Officer, Chief Financial Officer, and Chief Information Officer.

                  10.6 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for other Senior Management Positions.

                  21    Subsidiaries of the Company.

                  27    Financial Data Schedule.

          The following exhibits are incorporated by reference to Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1998:

                  10.7 Bremer Financial Corporation 1998 Executive Annual Incentive Compensation Plan for Chief Credit Officer, Chief Financial Officer, Chief Information Officer, Human Resources Director, and Operations Director.

                  10.8 Bremer Financial Corporation 1998 Executive Annual Incentive Compensation Plan for Group Presidents.

                  10.9 Bremer Financial Corporation 1998 Executive Annual Incentive Compensation Plan for Chairman of the Board of Bremer Financial Corporation.

                  10.10 Bremer Financial Corporation 1998 Executive Annual
                        Incentive Compensation Plan for President and CEO of Bremer Financial Corporation.

          The following exhibits are incorporated by reference to Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1997:

                  10.11 Bremer Financial Corporation 1997 Executive Annual
                        Incentive Compensation Plan for Director, Operations & Technology; Retail Banking Services Director; Chief Information Officer; Chief Financial Officer, Chief Credit Officer, and Human Resources Director.

                  10.12 Bremer Financial Corporation 1997 Executive Annual
                        Incentive Compensation Plan for Group Presidents.

                  10.13 Bremer Financial Corporation 1997 Executive Annual
                        Incentive Compensation Plan for Chief Operating Officer.

                  10.14 Bremer Financial Corporation 1997 Executive Annual
                        Incentive Compensation Plan for President and CEO.

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

                    4.1 Specimen of Stock Certificate evidencing Class A Common
                        Stock.

                    4.2 Specimen of Stock Certificate evidencing Class B Common
                        Stock.

                   99.3 Otto Bremer Foundation Trust Instrument dated May 22,
                        1944.

     (b) The Company filed no Current Reports on Form 8-K during the fourth quarter of 1999, which ended December 31, 1999.

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


March 13, 2000.                  Bremer Financial Corporation


                                 By             /S/ STAN K. DARDIS
                                    --------------------------------------------
                                                  Stan K. Dardis
                                     ITS PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on March 13, 2000 in the capacities indicated.


                                                /S/ STAN K. DARDIS
                                    --------------------------------------------
                                                  Stan K. Dardis
                                     ITS PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                   AND DIRECTOR


                                               /S/ TERRY M. CUMMINGS
                                    --------------------------------------------
                                                 Terry M. Cummings
                                        CHAIRMAN OF THE BOARD AND DIRECTOR


                                             /S/ WILLIAM H. LIPSCHULTZ
                                    --------------------------------------------
                                               William H. Lipschultz
                                            VICE PRESIDENT AND DIRECTOR


                                             /S/ CHARLOTTE S. JOHNSON
                                    --------------------------------------------
                                               Charlotte S. Johnson
                                           VICE PRESIDENT AND DIRECTOR


                                               /S/ SHERMAN WINTHROP
                                    --------------------------------------------
                                                 Sherman Winthrop
                                                     DIRECTOR


                                              /S/ DANIEL C. REARDON
                                    --------------------------------------------
                                                Daniel C. Reardon
                                          VICE PRESIDENT AND DIRECTOR


                                               /S/ ROBERT B. BUCK
                                    --------------------------------------------
                                                 Robert B. Buck
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                       OFFICER (PRINCIPAL FINANCIAL OFFICER)


                                               /S/ STUART F. BRADT
                                    --------------------------------------------
                                                 Stuart F. Bradt
                                     CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS

Description of Exhibits                                                     Page

      10.1 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for Chairman of the Board of Bremer Financial Corporation.

      10.2 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for President and CEO of Bremer Financial Corporation.

      10.3 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for Community Banking Director.

      10.4 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for Financial Services Director.

      10.5 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for Chief Credit Officer, Chief Financial Officer, and Chief Information Officer.

      10.6 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for other Senior Management Positions.

      21    Subsidiaries of the Company.

      27    Financial Data Schedule.