Form 10-Q
period 2000-03-31
BREMER FINANCIAL CORPORATION
filed 2000-05-15
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number     0-18342
                       ---------------------------------------------------------

                          Bremer Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Minnesota                             41-0715583
    --------------------------------     ------------------------------------
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

         As of March 31, 2000, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000


                                      INDEX


PART I --  FINANCIAL INFORMATION                                           Page
                                                                           ----

             Item 1 --  Financial Statements                                 2

             Item 2 --  Management's Discussion and Analysis                 8
                        of Financial Condition and Results
                        of Operations

PART II -- OTHER INFORMATION

             Item 5 --  Other information                                   23

             Item 6 --  Exhibits and Reports on Form 8-K                    23

             Signatures                                                     24

ITEM 1. FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31       DECEMBER 31        MARCH 31
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             2000            1999              1999
                                                                         ------------     ------------     ------------
                                                                          (UNAUDITED)                       (Unaudited)
ASSETS
     Cash and due from banks                                             $    130,288     $    145,407     $    111,609
     Interest bearing deposits                                                  5,230            4,886            1,807
     Federal funds sold                                                         7,805               --               --
     Investment securities available for sale (amortized cost of
        $203,771, $188,683 and $82,365 respectively)                          202,992          187,857           83,875
     Mortgage-backed securities available for sale (amortized cost of
        $673,831, $688,649 and $723,463 respectively)                         652,351          671,985          726,372
                                                                         ------------     ------------     ------------
        TOTAL SECURITIES AVAILABLE FOR SALE                                   855,343          859,842          810,247
     Investment securities held to maturity (fair value of
        $170,511, $170,788, and $169,517 respectively)                        171,586          171,720          164,398
     Mortgage-backed securities held to maturity (fair value of
        $3,934, $6,769 and $22,694 respectively)                                3,962            6,810           22,732
                                                                         ------------     ------------     ------------
        TOTAL SECURITIES HELD TO MATURITY                                     175,548          178,530          187,130
     Loans and leases                                                       2,695,751        2,550,156        2,152,442
        Reserve for credit losses                                             (43,380)         (41,895)         (37,969)
        Unearned discount                                                      (6,992)          (7,259)          (5,005)
                                                                         ------------     ------------     ------------
        NET LOANS AND LEASES                                                2,645,379        2,501,002        2,109,468
     Interest receivable                                                       35,072           34,160           31,198
     Premises and equipment, net                                               60,575           59,821           55,881
     Other assets                                                              78,385           67,837           30,865
                                                                         ------------     ------------     ------------

              TOTAL ASSETS                                               $  3,993,625     $  3,851,485     $  3,338,205
                                                                         ============     ============     ============

LIABILITIES AND SHAREHOLDER'S EQUITY
     Noninterest bearing deposits                                        $    392,470     $    406,478     $    306,266
     Interest bearing deposits                                              2,588,983        2,444,214        2,211,488
                                                                         ------------     ------------     ------------
        TOTAL DEPOSITS                                                      2,981,453        2,850,692        2,517,754
     Federal funds purchased and repurchase agreements                        259,449          300,737          247,001
     Other short-term borrowings                                              178,598          125,948          104,372
     Long-term debt                                                           213,826          215,832          116,865
     Accrued expenses and other liabilities                                    42,301           44,486           41,282
                                                                         ------------     ------------     ------------
        TOTAL LIABILITIES                                                   3,675,627        3,537,695        3,027,274

     Minority interests                                                           921              914              907
     Redeemable preferred stock, $100 par, 20,187 shares outstanding               --               --            2,019
     Redeemable class A common stock, 960,000 shares
        issued and outstanding                                                 25,366           25,029           24,640

     Shareholder's equity
        Common stock
           Class A, no par, 12,000,000 shares authorized;
              240,000 shares issued and outstanding                                57               57               57
           Class B, no par, 10,800,000 shares authorized,
              issued and outstanding                                            2,562            2,562            2,562
        Retained earnings                                                     301,518          295,026          278,460
        Accumulated other comprehensive income                                (12,426)          (9,798)           2,286
                                                                         ------------     ------------     ------------

        TOTAL SHAREHOLDER'S EQUITY                                            291,711          287,847          283,365
                                                                         ------------     ------------     ------------

              TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                 $  3,993,625     $  3,851,485     $  3,338,205
                                                                         ============     ============     ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31
                                                                --------------------------------------
                                                                   2000          1999          1998
                                                                ----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
    Loans and leases, including fees                            $   55,968    $   45,443    $   43,766
    Securities
       Taxable                                                      13,795        12,016        12,228
       Tax-exempt                                                    2,780         2,630         2,740
    Federal funds sold                                                 114           131           222
    Other                                                               40            27            28
                                                                ----------    ----------    ----------
       Total interest income                                        72,697        60,247        58,984
                                                                ----------    ----------    ----------
INTEREST EXPENSE
    Deposits                                                        26,739        22,971        24,024
    Federal funds purchased and repurchase agreements                3,433         2,421         1,981
    Other short term borrowings                                      2,112         1,635         2,662
    Long term debt                                                   3,478         1,502           656
                                                                ----------    ----------    ----------
       Total interest expense                                       35,762        28,529        29,323
                                                                ----------    ----------    ----------
       Net interest income                                          36,935        31,718        29,661
    Provision for credit losses                                      1,838         1,690         1,209
                                                                ----------    ----------    ----------
       Net interest income after provision for credit losses        35,097        30,028        28,452
                                                                ----------    ----------    ----------
NONINTEREST INCOME
    Service charges                                                  5,127         4,224         3,976
    Insurance                                                        2,263         2,133         1,686
    Trust                                                            2,214         1,858         1,742
    Brokerage                                                        1,359         1,043           745
    Gain on sale of loans                                              399         1,091         1,112
    Gain on sale of securities                                          52         1,774         1,210
    Other                                                            1,017         1,548         1,523
                                                                ----------    ----------    ----------
       Total noninterest income                                     12,431        13,671        11,994
                                                                ----------    ----------    ----------
NONINTEREST EXPENSE
    Salaries and wages                                              14,108        12,779        11,734
    Employee benefits                                                3,510         3,355         3,022
    Occupancy                                                        1,925         1,708         1,580
    Furniture and equipment                                          2,397         2,122         1,797
    Data processing fees                                             1,736         1,539         1,497
    FDIC premiums and examination fees                                 388           310           300
    Goodwill and other intangibles                                     863           442           413
    Other                                                            5,589         6,031         4,776
                                                                ----------    ----------    ----------
       Total noninterest expense                                    30,516        28,286        25,119
                                                                ----------    ----------    ----------
INCOME BEFORE INCOME TAX EXPENSE                                    17,012        15,413        15,327
    Income tax expense                                               5,996         5,188         5,325
                                                                ----------    ----------    ----------
NET INCOME                                                      $   11,016    $   10,225    $   10,002
                                                                ==========    ==========    ==========
Per common share amounts:
    Net income-basic                                            $     0.92    $     0.85    $     0.83
    Dividends paid                                                    0.33          0.33          0.33


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                     ACCUMULATED
                                                                  COMMON STOCK         OTHER      COMPRE-
                                                             --------------------- COMPREHENSIVE  HENSIVE    RETAINED
                                                              CLASS A     CLASS B       INCOME    INCOME     EARNINGS      TOTAL
                                                             ---------   ---------   ---------   ---------   ---------   ---------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1997                                   $      57   $   2,562   $   4,843               $ 249,079   $ 256,541
Comprehensive income
     Net income                                                                                  $  41,511      41,511      41,511
     Other comprehensive income
         Change in net unrealized gain (loss) on securities
             available for sale, net of $761 tax benefit                                (1,141)     (1,141)                 (1,141)
                                                                                                 ---------
     Comprehensive income                                                                        $  40,370
                                                                                                 =========
Dividends, $1.32 per share                                                                                     (15,840)    (15,840)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                            91                  (2,054)     (1,963)
                                                             ---------   ---------   ---------               ---------   ---------

BALANCE, DECEMBER 31, 1998                                          57       2,562       3,793                 272,696     279,108
Comprehensive income
     Net income                                                                                     40,111      40,111      40,111
     Other comprehensive income
         Change in net unrealized gain (loss) on securities
             available for sale, net of $9,849 tax benefit                             (14,774)    (14,774)                (14,774)
                                                                                                 ---------
     Comprehensive income                                                                        $  25,337
                                                                                                 =========
Dividends, $1.32 per share                                                                                     (15,840)    (15,840)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                         1,183                  (1,941)       (758)
                                                             ---------   ---------   ---------               ---------   ---------

BALANCE, DECEMBER 31, 1999                                          57       2,562      (9,798)                295,026     287,847
Comprehensive income
     Net income                                                                                     11,016      11,016      11,016
     Other comprehensive income
         Change in net unrealized gain (loss) on securities
             available for sale, net of $1,904 tax benefit                              (2,856)     (2,856)                 (2,856)
                                                                                                 ---------
     Comprehensive income                                                                        $   8,160
                                                                                                 =========
Dividends, $.33 per share                                                                                       (3,960)     (3,960)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                           228                    (564)       (336)
                                                             ---------   ---------   ---------               ---------   ---------

BALANCE, MARCH 31, 2000                                      $      57   $   2,562   $ (12,426)              $ 301,518   $ 291,711
                                                             =========   =========   =========               =========   =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Three Months Ended March 31
                                                                             ----------------------------------------------
                                                                                 2000             1999             1998
                                                                             ------------     ------------     ------------
                                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $     11,016     $     10,225     $     10,002
     Adjustments to reconcile net income to net cash
      provided by operating activities
        Provision for credit losses                                                 1,838            1,690            1,209
        Depreciation and amortization                                               2,825            2,451            2,033
        Minority interests in earnings of subsidiaries                                 11                7              400
        Gain on sale of securities                                                    (52)          (1,774)          (1,210)
        Gain on sale of other real estate owned, net                                  (10)             (24)              (1)
        Other assets and liabilities, net                                            (554)          (5,951)            (212)
        Proceeds from sales of other real estate owned                                200              148              286
        Cash receipts related to loans originated specifically for resale          21,878           57,820           48,540
        Cash payments related to loans originated specifically for resale         (21,964)         (58,169)         (48,774)
                                                                             ------------     ------------     ------------
        Net cash provided by operating activities                                  15,188            6,423           12,273
                                                                             ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Deposits in other banks, net                                                    (344)             (95)             (36)
     Purchases of securities available for sale                                   (34,874)        (181,982)        (150,065)
     Purchases of securities held to maturity                                      (2,989)         (18,452)          (2,689)
     Proceeds from maturities of securities available for sale                     24,535           85,519           38,504
     Proceeds from maturities of securities held to maturity                        6,194           37,791           35,233
     Proceeds from sales of securities available for sale                           9,889           75,219           55,027
     Loans and leases, net                                                       (146,129)          24,805          (34,338)
     Acquisitions, net of cash acquired                                           (20,038)              --               --
     Acquisition of premises and equipment                                         (2,704)          (3,268)          (2,304)
                                                                             ------------     ------------     ------------
        Net cash (used in) provided by investing activities                      (166,460)          19,537          (60,668)
                                                                             ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Noninterest bearing deposits, net                                            (14,008)         (62,949)         (42,687)
     Interest bearing deposits (excluding certificates of deposit), net            74,325            3,454           35,694
     Certificates of deposits, net                                                 70,444            6,599            7,567
     Federal funds purchased and repurchase agreements, net                       (41,288)          25,582           12,495
     Other short-term borrowings, net                                              52,650          (27,422)          (6,738)
     Proceeds from issuance of long-term debt                                          99            1,428           30,768
     Repayments of long-term debt                                                  (2,105)            (849)          (5,887)
     Dividends paid to minority interests                                              (4)              (5)            (147)
     Redeemable preferred stock                                                        --              (60)             (60)
     Dividends paid                                                                (3,960)          (3,960)          (3,960)
                                                                             ------------     ------------     ------------
        Net cash provided by (used in) financing activities                       136,153          (58,182)          27,045
                                                                             ------------     ------------     ------------
        Net decrease in cash and due from banks                                   (15,119)         (32,222)         (21,350)
     Cash and due from banks
      Beginning of period                                                         145,407          143,831          135,966
                                                                             ------------     ------------     ------------
      End of period                                                          $    130,288          111,609     $    114,616
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

B. GENERAL. The consolidated financial statements include the accounts of Bremer Financial Corporation and Subsidiaries. All material intercompany transactions and balances are eliminated in consolidation. The Company has not changed its accounting policies from those stated for the year ended December 31, 1999 and included in its Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 13, 2000.

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

F. REDEEMABLE CLASS A COMMON STOCK. At March 31, 2000, the 960,000 class A shares were generally redeemable at $26.42 per share. Since January 1, 2000 and through March 31, 2000, options to call 28,984.0018 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's Subsidiaries. During the same period, a total of 1,185 shares changed hands directly between individuals.

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

H. COMPREHENSIVE INCOME. The Company reported comprehensive income for the first quarter of 2000 of $8.2 million, down from the $8.6 million reported for the first quarter of 1999. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on securities available for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Earnings Summary

Bremer Financial Corporation (the "Company") recorded net income of $11.0 million for the first quarter of 2000, a 7.7% increase from the $10.2 million earned in the first quarter of 1999. Contributing positively to earnings in the first three months of 2000 was a 16.4% or $5.2 million increase in net interest income. Partially offsetting this positive increase were a 9.1% or $1.2 million decrease in noninterest income and a 7.9% or $2.2 million increase in noninterest expenses.

Return on average assets ("ROA") was 1.15% for the first quarter of 2000, compared to 1.25% reported for the same period in 1999. Return on average realized equity ("RORE") was 13.55% for the first quarter of 2000, compared to 13.71% for the same quarter of 1999. Table I presents a summary of the components affecting the change in year-to-date return on assets from March 31, 1999 to March 31, 2000.

Shareholder's Equity and Dividends

Shareholder's equity and redeemable class A common stock totaled $317.1 million at March 31, 2000, representing a book value per share of $26.42, a 2.9% increase from $25.67 at March 31, 1999. A dividend of $.33 per share was paid during the first quarter of 2000, remaining unchanged since the first quarter of 1999. Table II presents various regulatory capital ratios.

Securities classified as available for sale are recorded at market value on the Company's balance sheet, with unrealized gains or losses, net of tax, included in shareholder's equity. The net unrealized gain or loss in shareholder's equity had the effect of decreasing the book value per share by $1.13 as of March 31, 2000 and increasing the book value per share by $.21 as of March 31, 1999.

Net Interest Income

Tax-equivalent net interest income for the first quarter of 2000 was $38.9 million, an increase of $5.3 million or 15.9% from the first quarter of 1999. The net interest margin dropped one basis point to 4.32% in the first quarter of 2000 from 4.33% reported in the first quarter of 1999. Table III presents the quarter-to-quarter comparison of tax-equivalent net interest income and net interest margins.

The Company uses various tools to assess its current interest rate sensitivity position, such as gap analysis, simulation of future net interest income, and a valuation model which measures the sensitivity of balance sheet valuations to changes in interest rates. In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows generated. The impact on valuations is then calculated for a 200 basis point rate shock. At March 31, 2000, the valuation model indicates that the value of assets would decline 3.6% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity impact from this 200 basis point increase in interest rates would be a decrease of 12.7%.

Nonperforming Assets

Table VI shows the details of nonperforming assets at March 31, 2000, December 31, 1999 and March 31, 1999. Nonperforming assets, which include nonperforming loans and leases and other real estate owned ("OREO"), were $15.8 million at March 31, 2000. This total represents a decrease of $1.4 million from December 31, 1999 and $432 thousand from March 31, 1999. Nonperforming assets as a percentage of total loans, leases and OREO decreased to .59% as of March 31, 2000 from .68% as of December 31, 1999, and from .76% as of March 31, 1999, while the level of at-risk performing loans and leases (with an internal loan review rating of either substandard, doubtful or loss) increased $900 thousand or 1.0% to $92.4 million at March 31, 2000 from $91.5 million at March 31, 1999.

Nonperforming loans and leases, which include nonaccrual and restructured loans and leases, were $15.4 million at March 31, 2000, a decrease of $1.3 million and $216 thousand from December 31, 1999 and March 31, 1999, respectively. The ratio of nonperforming loans and leases to total loans and leases decreased to .57% at March 31, 2000 from .65% as of December 31, 1999, and .73% at March 31, 1999. The ratio of nonperforming assets and past due loans and leases to total loans, leases and OREO decreased to .84% at March 31, 2000 from .86% at December 31, 1999, and from .93% reported at March 31, 1999. The ratio of classified loans and leases to total loans and leases declined to 4.0% as of March 31, 2000 from 5.0% as of March 31, 1999. Net charge-offs were $647 thousand during the first three months of 2000 as compared to $740 thousand for the same period in 1999.

OREO, which includes real estate acquired in loan settlements, decreased to $435 thousand at March 31, 2000 from $527 thousand at December 31, 1999 and from the $651 thousand reported at March 31, 1999.

Reserve for Credit Losses

The reserve for credit losses increased by $5.4 million from the $38.0 million reported on March 31, 1999, while the reserve to outstanding loans and leases ratio decreased to 1.61% on March 31, 2000 from 1.77% reported on March 31, 1999. Table VII presents the activity in the reserve for credit losses.

The Company's reserve for credit losses was 281.9% of nonperforming loans and leases at March 31, 2000 compared to 251.5% at December 31, 1999 and 243.3% at March 31, 1999. Management believes the current reserve is adequate to cover the risks inherent in the portfolio, including the risk of nonperforming loans and leases that have been identified for careful monitoring.

Noninterest Income

As presented in Table VIII, noninterest income was $12.4 million during the first quarter of 2000 compared to $13.7 million for the first quarter of 1999, representing a $1.3 million or 9.1% decline. Excluding a $1.8 million gain on sale of securities recognized in the first quarter of 1999, noninterest income increased by $482 thousand or 4.1% when comparing the first quarters of 1999 and 2000.

Noninterest Expense

As presented in Table IX, noninterest expense increased $2.2 million or 7.9% in the first quarter of 2000 compared to the first quarter of 1999.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio was 57.84% for the first three months of 2000 compared to 61.18% for the same period in 1999. Increases in tax-equivalent net interest income and recurring noninterest income of 15.9% and 8.2%, respectively, more than offset the 7.7% increase in recurring noninterest expense.

Taxes

Comparing the first three months of 2000 to the first three months of 1999, the Company's effective tax rate increased from 33.7% to 35.2%.

Balance Sheet Growth

Assets

Average total assets increased $511.8 million or 15.4% from the first three months of 1999 to the first three months of 2000, while average earning assets increased by $477.4 million or 15.2% when comparing the same two periods. Acquired entities accounted for a significant portion of this increase.

Loans and Leases

In the first three months of 2000, average loans and leases increased $424.0 million or 19.9% when compared to the first three months of 1999. Average loan volume during 2000 compared to 1999 was driven by commercial real estate, commercial, and residential real estate loans, which increased $165.8 million, $139.8 million, and $100.4 million, respectively. Consumer and tax exempt loans increased $29.3 million and $7.0 million, respectively, while agricultural loans decreased by $18.3 million. The Company is not involved in highly-leveraged transaction lending or lending to foreign countries.

Securities

Average securities, excluding any unrealized gains or losses, increased $52.3 million or 5.2% during the first three months of 2000 from the first three months of 1999. During this same period, taxable and tax-exempt securities increased by $43.8 million and $8.5 million, respectively. The average maturity of the portfolio was 73 months at March 31, 2000, with an average yield to maturity on the $1 billion portfolio of 6.9%. The held to maturity securities had unrealized gains of $1.1 million and unrealized losses of $2.2 million as of March 31, 2000. In accordance with FAS No. 115, the available for sale investments are recorded inclusive of any unrealized gains or losses.

Liabilities

Comparing the first three months of 2000 to the first three months of 1999, average interest bearing liabilities increased $447.5 million or 16.8%, while average deposits increased $319.1 million or 12.6%. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank advances, and an unsecured revolving credit facility, increased $85.7 million or 25.7%. Average long-term debt, which consists primarily of Federal Home Loan Bank advances and $65 million of privately-placed senior debt, increased $103.3 million or 93.9%.

The senior debt, which consists of $46 million of five year notes with an 8.27% coupon and $19 million of seven year notes with an 8.47% coupon, was used primarily to fund acquisition activity.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS

                                                            THREE MONTHS ENDED MARCH 31
                                                   ----------------------------------------------
                                                       2000             1999            CHANGE
                                                   ------------     ------------     ------------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
       Total interest income                       $     72,697     $     60,247             20.7%
       Net interest income                               36,935           31,718             16.4
       Net interest income (1)                           38,863           33,531             15.9
       Provision for credit losses                        1,838            1,690              8.8
       Noninterest income                                12,431           13,671             (9.1)
       Noninterest expense                               30,516           28,286              7.9
       Net income                                        11,016           10,225              7.7
       Dividends                                          3,960            3,960               --

AVERAGE BALANCES
       Assets                                         3,844,855        3,333,083             15.4
       Loans and leases                               2,549,423        2,125,446             19.9
       Securities                                     1,050,867          998,557              5.2
       Deposits                                       2,847,640        2,528,519             12.6
       Redeemable class A common stock                   25,198           24,455              3.0
       Shareholder's equity                             289,779          281,237              3.0

PERIOD-END BALANCES
       Assets                                         3,993,625        3,338,205             19.6
       Loans and leases                               2,688,759        2,147,437             25.2
       Securities                                     1,030,891          997,377              3.4
       Deposits                                       2,981,453        2,517,754             18.4
       Redeemable class A common stock                   25,366           24,640              2.9
       Shareholder's equity                             291,711          283,365              2.9

FINANCIAL RATIOS
       Return on assets (2)                                1.15%            1.25%              --
       Return on realized equity (3)(4)                   13.55            13.71               --
       Average equity/assets (3)(4)                        8.51             9.07               --
       Dividend payout                                    35.95            38.73               --
       Net interest margin (1)                             4.32             4.33               --
       Efficiency ratio                                   57.84            61.18               --
       Net charge-offs/average loans and leases            0.10             0.14               --
       Reserve/period-end loans and leases                 1.61             1.77               --

PER SHARE OF COMMON STOCK (3)
       Net income-basic                            $       0.92     $       0.85              7.7%
       Dividends paid                                      0.33             0.33               --
       Book value                                         26.42            25.67              2.9
       Realized book value (4)                            27.55            25.46              8.2


(1) Tax-equivalent basis (TEB).
(2) Calculation is based on income before minority interests.
(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4) Excluding net unrealized gain (loss) on securities available for sale.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     TABLE I
                           CHANGES IN RETURN ON ASSETS


                                                                 Year-to-Date
                                                                   March 31
                                                                 2000 vs 1999
                                                                 ------------

Return on assets, prior year                                          1.25%
                                                                    ------

Increases

     Salaries and wages                                               0.08
     Employee benefits                                                0.04
     Marketing expenses                                               0.02
     Printing, postage, and office supplies                           0.02
     Brokerage commissions                                            0.02
     Insurance commissions                                            0.02
     Service charges                                                  0.02
     Trust income                                                     0.01
     Occupancy                                                        0.01
     Furniture and equipment                                          0.01
     Data processing                                                  0.01
     Other items (net)                                                0.05

                                                                    ------
         Total increases                                              0.31
                                                                    ------

Decreases

     Security gains/losses                                            0.21
     Fees on loans/leases                                             0.10
     Gain on sale of other assets                                     0.05
     Goodwill amortization                                            0.05

                                                                    ------
         Total decreases                                              0.41
                                                                    ------

Return on assets, current period                                      1.15%
                                                                    ======

                                    TABLE II
                               CAPITAL RATIOS (1)

                                    March 31       December 31      March 31       Regulatory
                                      2000            1999            1999          Minimums
                                  ------------    ------------    ------------    ------------
Equity to assets (2)                  8.28%           8.40%           9.15%             --%
Tangible equity to assets (2)         7.11            7.40            8.68              --
Tier I capital (3)                    9.79           10.42           12.65            4.00
Tier I and tier II capital (3)       11.04           11.67           13.90            8.00
Leverage ratio (3)                    7.35            7.48            8.70            3.00


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

                                    TABLE III
                       NET INTEREST INCOME / MARGINS (TEB)



---------------------------------------------------------------------
                                          Net                  Net
                                       Interest             Interest
(DOLLARS IN THOUSANDS)                  Income               Margin
---------------------------------------------------------------------

Quarter
-------

2000
     First                            $ 38,863                4.32%

1999
     Fourth                             39,687                4.43
     Third                              38,373                4.29
     Second                             34,779                4.30
     First                              33,531                4.33

1998
     Fourth                             34,196                4.34
     Third                              33,270                4.27
     Second                             32,686                4.31
     First                              31,527                4.32

1997
     Fourth                             32,790                4.47
     Third                              31,974                4.40
     Second                             30,570                4.45
     First                              28,835                4.41

                                    TABLE IV
                      CHANGES IN NET INTEREST INCOME (TEB)

                                                 --------------------------------

                                                    Three Months Ended March 31
                                                          2000 vs 1999
                                                 --------------------------------
                                                      (DOLLARS IN THOUSANDS)
                                                       Net                Net
                                                    Interest           Interest
                                                     Income             Margin
                                                 -------------       ------------
CHANGE IN VOLUME
     Earning assets                              $       9,443
     Interest bearing liabilities                       (4,789)
                                                 -------------
                                                         4,654

CHANGE IN INTEREST RATE SPREAD
     Earning assets                                      2,220               0.25%
     Interest bearing liabilities                       (2,036)             (0.23)
                                                 -------------       ------------
                                                           184               0.02

CHANGE IN PRODUCT MIX
     Earning assets                                        439               0.05
     Interest bearing liabilities                          (91)             (0.01)
                                                 -------------       ------------
                                                           348               0.04

CHANGE DUE TO NUMBER OF DAYS
     Earning assets                                        687               0.08
     Interest bearing liabilities                         (317)             (0.04)
                                                 -------------       ------------
                                                           370               0.04
OTHER CHANGES
     Nonaccruing loans                                     (43)             (0.01)
     Yield-related loan fees                               (50)             (0.01)
     30/360 Investment adjustment                         (131)             (0.02)
     Free Funds                                             --              (0.07)
                                                 -------------       ------------
                                                          (224)             (0.11)

CHANGE IN NET INTEREST INCOME                            5,332              (0.01)

     Net interest income, prior period                  33,531               4.33
                                                 -------------       ------------

     Net interest income, current period         $      38,863               4.32%
                                                 =============       ============

                                     TABLE V
                      CHANGES IN NET INTEREST INCOME (TEB)

                                               Three Months Ended March 31
                                                      2000 vs 1999
                                      ---------------------------------------------
                                                     (IN THOUSANDS)
                                         Volume      Yield/Rate (1)        Total
                                      ------------   --------------    ------------
INCREASE (DECREASE) IN:

     INTEREST INCOME
         Loans and leases             $      6,984    $      3,582     $     10,566
         Taxable securities                  1,828             (48)           1,780
         Tax-exempt securities                 607            (384)             223
         Interest bearing deposits              --              --               --
         Federal funds sold                     20             (37)             (17)
         Other earning assets                    4               9               13
                                      ------------    ------------     ------------
            Total                            9,443           3,122           12,565

     INTEREST EXPENSE
         Savings deposits                      865           1,156            2,021
         Other time deposits                 2,991          (1,244)           1,747
         Short-term borrowings                 681             808            1,489
         Long-term debt                        252           1,724            1,976
                                      ------------    ------------     ------------
            Total                            4,789           2,444            7,233
                                      ------------    ------------     ------------

NET INTEREST INCOME                   $      4,654    $        678     $      5,332
                                      ============    ============     ============

(1) ALL CHANGES IN NET INTEREST INCOME, OTHER THAN THOSE DUE TO VOLUME, HAVE BEEN ALLOCATED TO YIELD/RATE.

                                    TABLE VI
                              NONPERFORMING ASSETS

                                                              MARCH 31        DECEMBER 31       MARCH 31
                                                                2000             1999             1999
                                                            ------------     ------------     ------------
                                                                        (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases                                 $     14,002     $     16,608     $     15,550
Restructured loans and leases                                      1,388               48               56
                                                            ------------     ------------     ------------
      Total nonperforming loans and leases                        15,390           16,656           15,606
Other real estate owned (OREO)                                       435              527              651
                                                            ------------     ------------     ------------
      Total nonperforming assets                            $     15,825           17,183           16,257
                                                            ============     ============     ============

Past due loans and leases *                                 $      6,793     $      4,753     $      3,758
                                                            ============     ============     ============

Nonperforming loans and leases to total loans and leases            0.57%            0.65%            0.73%
Nonperforming assets to total loans, leases and OREO                0.59             0.68             0.76
Nonperforming assets and past due loans and leases* to
      total loans, leases and OREO                                  0.84             0.86             0.93
Reserve to nonperforming loans and leases                         281.87           251.53           243.29
Reserve to total loans and leases                                   1.61             1.65             1.77


* PAST DUE LOANS AND LEASES INCLUDE ACCRUING LOANS AND LEASES 90 DAYS OR MORE PAST DUE.

                                    TABLE VII
                            RESERVE FOR CREDIT LOSSES


                                                  THREE MONTHS ENDED MARCH 31
                                                 -----------------------------
                                                     2000             1999
                                                 ------------     ------------
                                                        (IN THOUSANDS)

Beginning of period                              $     41,895     $     37,019
       Charge-offs                                       (931)          (1,002)
       Recoveries                                         284              262
                                                 ------------     ------------
            Net charge-offs                              (647)            (740)
       Provision for credit losses                      1,838            1,690
       Reserve related to acquired assets                 294               --
                                                 ------------     ------------
End of period                                    $     43,380     $     37,969
                                                 ============     ============

                                   TABLE VIII
                               NONINTEREST INCOME

                                    THREE MONTHS ENDED MARCH 31          INCREASE/(DECREASE)
                                   ----------------------------    ------------------------------
                                       2000            1999           DOLLAR            PERCENT
                                   ------------    ------------    ------------      ------------
                                                          (IN THOUSANDS)
Service charges                    $      5,127    $      4,224    $        903          21.38 %
Insurance                                 2,263           2,133             130           6.09
Trust                                     2,214           1,858             356          19.16
Brokerage                                 1,359           1,043             316          30.30
Gain on sale of loans                       399           1,091            (692)        (63.43)
Gain on sale of other assets                 20             474            (454)        (95.78)
Other                                       997           1,074             (77)         (7.17)
                                   ------------    ------------    ------------
   Operating noninterest income          12,379          11,897             482           4.05
Gain on sale of securities                   52           1,774          (1,722)        (97.07)
                                   ------------    ------------    ------------
   Total                           $     12,431    $     13,671    $     (1,240)         (9.07)%
                                   ============    ============    ============

                                    TABLE IX
                               NONINTEREST EXPENSE

                                          THREE MONTHS ENDED MARCH 31         INCREASE/(DECREASE)
                                         ----------------------------    -----------------------------
                                              2000           1999           DOLLAR           PERCENT
                                         ------------    ------------    ------------      -----------
                                                            (DOLLARS IN THOUSANDS)
Salaries and wages                       $     14,108    $     12,779    $      1,329         10.40%
Employee benefits                               3,510           3,355             155          4.62
Occupancy                                       1,925           1,708             217         12.70
Furniture and equipment                         2,397           2,122             275         12.96
Printing, postage and office supplies           1,412           1,379              33          2.39
Marketing                                       1,102           1,100               2          0.18
Data processing fees                            1,736           1,539             197         12.80
Professional fees                                 716             644              72         11.18
Other real estate owned                            20              17               3         17.65
Minority interest in earnings                      11               7               4         57.14
FDIC premiums and examination fees                388             310              78         25.16
Goodwill and other intangibles                    863             442             421         95.25
Other                                           2,328           2,884            (556)       (19.28)
                                         ------------    ------------    ------------
     Total                               $     30,516    $     28,286    $      2,230          7.88%
                                         ============    ============    ============

                               BFC CORP - EXTERNAL
               AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES
                 FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                              TAX EQUIVALENT BASIS


(DOLLARS IN THOUSANDS)
                                                   March 2000 Actual - YTD                March 1999 Actual - YTD
                                            ------------------------------------    ------------------------------------  ----------
ASSETS                                        Average                     Rate/       Average                    Rate/     % Change
Loans and Leases (net of unearned discount)   Balance      Interest      Yield        Balance     Interest       Yield      Avg Bal
                                            -----------   -----------   --------    -----------  -----------    --------  ----------
    Commercial                                $ 612,598      $ 14,068      9.24%      $ 472,831     $ 10,098       8.66%    29.56%
    Commercial Real Estate                      724,493        15,789      8.77         558,690       11,834       8.59     29.68
    Agricultural                                405,032         8,985      8.92         423,282        9,182       8.80     (4.31)
    Residential Real Estate                     474,100        10,147      8.61         373,750        8,020       8.70     26.85
    Consumer                                    271,291         6,028      8.94         241,991        5,439       9.12     12.11
    Tax Exempt                                   61,909         1,445      9.39          54,902        1,323       9.77     12.76
                                            -----------   -----------               -----------  -----------

       TOTAL LOANS AND LEASES                 2,549,423        56,462      8.91       2,125,446       45,896       8.76     19.95

    Reserve for Credit Losses                   (42,705)                                (37,652)                            13.42
                                            -----------                             -----------

       NET LOANS AND LEASES                   2,506,718                               2,087,794                             20.07

    Mortgage Backed Securities                  685,787        11,227      6.58         726,810       10,987       6.13     (5.64)
    Taxable Other                               154,862         2,568      6.67          70,001        1,029       5.96    121.23
    Tax Exempt                                  210,218         4,213      8.06         201,746        3,990       8.02      4.20
                                            -----------   -----------               -----------  -----------

       TOTAL SECURITIES                       1,050,867        18,008      6.89         998,557       16,006       6.50      5.24

Total Fed Funds Sold                              8,507           114      5.39          10,852          131       4.90    (21.61)
Other earning assets                              5,623            41      2.93           2,182           27       5.02    157.70
                                            -----------   -----------               -----------  -----------

       TOTAL EARNING ASSETS                   3,614,420        74,625      8.30       3,137,037       62,060       8.02     15.22

Total Cash & Due from Banks                     121,783                                 107,717                             13.06
Nonearning assets                               151,357                                 125,981                             20.14
                                            -----------                             -----------

       TOTAL ASSETS                          $3,844,855                              $3,333,083                             15.35
                                            ===========                             ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Non-Interest Bearing Deposits                 $ 367,599                               $ 307,021                             19.73
Interest Bearing Deposits
    Savings and NOW accounts                    323,932         1,080      1.34         287,063          847       1.20     12.84
    Money Market Checking                       170,689           392      0.92         159,202          358       0.91      7.22
    Money Market Savings                        526,641         5,702      4.35         435,147        3,948       3.68     21.03
    Savings Certificates                      1,212,055        16,156      5.36       1,136,561       15,153       5.41      6.64
    Certificates over $100K                     246,724         3,409      5.56         203,525        2,665       5.31     21.23
                                            -----------   -----------               -----------  -----------

       TOTAL INTEREST BEARING DEPOSITS        2,480,041        26,739      4.34       2,221,498       22,971       4.19     11.64

       TOTAL DEPOSITS                         2,847,640                               2,528,519                             12.62

    Total Short Term Borrowings                 419,337         5,545      5.32         333,648        4,056       4.93     25.68
    Total Long Term Debt                        213,324         3,478      6.56         110,028        1,502       5.54     93.88
                                            -----------   -----------               -----------  -----------

       TOTAL INTEREST BEARING LIABILITIES     3,112,701        35,762      4.62       2,665,174       28,529       4.34     16.79
Other liabilities                                48,661                                  52,242                             (6.85)

       TOTAL LIABILITIES                      3,528,961                               3,024,437                             16.68

Minority Interest                                   917                                     906                              1.21
Redeemable Preferred Stock                            0                                   2,049                           (100.00)
Redeemable Class A Common Stock                  25,198                                  24,455                              3.04
Shareholder's equity                            289,779                                 281,237                              3.04
                                            -----------                             -----------

       TOTAL LIABILITIES AND EQUITY         $ 3,844,855                             $ 3,333,083                             15.35
                                            ===========                             ===========

Net Interest Income                                        $   38,863                             $   33,531
                                                           ==========                             ==========
Gross Spread                                                               3.68%                                   3.68%

Percent of earning assets
    Interest Income                                                        8.30                                    8.02
    Interest Cost                                                          3.98                                    3.69
                                                                        -------                                --------
       NET INTEREST MARGIN                                                 4.32%                                   4.33%
    Interest bearing liabilities to earning assets                        86.12%                                  84.96%

                           PART II - OTHER INFORMATION

Item 5.  Other information.

(a) This Quarterly Report on Form 10-Q contains forward-looking statements that involve inherent risks and uncertainties. Bremer Financial Corporation cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors included fluctuations in interest rates, inflation, government regulations, technology changes, regulatory delays in approving acquisitions, and economic conditions and competition in the geographic and business areas in which the Company conducts its operations.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      No exhibits are being filed as part of this Quarterly Report on Form
         10-Q.

(b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 2000 or during the period from March 31, 2000 to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2000                    BREMER FINANCIAL CORPORATION


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