Form 10-Q
period 2000-06-30
BREMER FINANCIAL CORPORATION
filed 2000-08-11
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number    0-18342
                       --------------------------------------------------------

                          Bremer Financial Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                     41-0715583
  -------------------------------             -----------------------------
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

         As of June 30, 2000, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000


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

ITEM 1. FINANCIAL STATEMENTS

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30         DECEMBER 31       JUNE 30
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     2000             1999             1999
                                                                 ------------     ------------     ------------
                                                                  (UNAUDITED)                       (Unaudited)
ASSETS
     Cash and due from banks                                     $    137,778     $    145,407     $    125,922
     Interest bearing deposits                                          5,721            4,886            1,797
     Federal funds sold                                                 4,589               --               --
     Investment securities available for sale (amortized cost
        of $180,434, $188,683 and $85,206 respectively)               180,030          187,857           85,559
     Mortgage-backed securities available for sale (amortized
        cost of $644,633, $688,649 and $766,814 respectively)         626,745          671,985          754,243
                                                                 ------------     ------------     ------------
        TOTAL SECURITIES AVAILABLE FOR SALE                           806,775          859,842          839,802
     Investment securities held to maturity (fair value of
        $170,438, $170,788, and $166,935 respectively)                171,155          171,720          165,678
     Mortgage-backed securities held to maturity (fair value
        of $2,023, $6,769 and $16,119 respectively)                     2,035            6,810           16,176
                                                                 ------------     ------------     ------------
        TOTAL SECURITIES HELD TO MATURITY                             173,190          178,530          181,854
     Loans and leases                                               2,839,466        2,550,156        2,268,908
        Reserve for credit losses                                     (44,885)         (41,895)         (38,107)
        Unearned discount                                              (5,814)          (7,259)          (4,961)
                                                                 ------------     ------------     ------------
        NET LOANS AND LEASES                                        2,788,767        2,501,002        2,225,840
     Interest receivable                                               35,096           34,148           29,501
     Premises and equipment, net                                       59,601           59,821           56,091
     Other assets                                                      76,592           67,849           43,937
                                                                 ------------     ------------     ------------

              TOTAL ASSETS                                       $  4,088,109     $  3,851,485     $  3,504,744
                                                                 ============     ============     ============

LIABILITIES AND SHAREHOLDER'S EQUITY
     Noninterest bearing deposits                                $    395,815     $    406,478     $    316,858
     Interest bearing deposits                                      2,616,443        2,444,214        2,223,906
                                                                 ------------     ------------     ------------
        TOTAL DEPOSITS                                              3,012,258        2,850,692        2,540,764
     Federal funds purchased and repurchase agreements                293,912          300,737          257,182
     Other short-term borrowings                                      200,318          125,948          184,572
     Long-term debt                                                   203,406          215,832          173,677
     Accrued expenses and other liabilities                            51,491           44,486           43,166
                                                                 ------------     ------------     ------------
        TOTAL LIABILITIES                                           3,761,385        3,537,695        3,199,361

     Minority interests                                                   150              914              891
     Redeemable preferred stock                                            --               --            2,019
     Redeemable class A common stock, 960,000 shares
        issued and outstanding                                         26,126           25,029           24,198

     Shareholder's equity
        Common stock
           Class A, no par, 12,000,000 shares authorized;
              240,000 shares issued and outstanding                        57               57               57
           Class B, no par, 10,800,000 shares authorized,
              issued and outstanding                                    2,562            2,562            2,562
        Retained earnings                                             307,918          294,892          282,408
        Accumulated other comprehensive income                        (10,089)          (9,664)          (6,751)
                                                                 ------------     ------------     ------------

        TOTAL SHAREHOLDER'S EQUITY                                    300,448          287,847          278,276
                                                                 ------------     ------------     ------------

              TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY         $  4,088,109     $  3,851,485     $  3,504,744
                                                                 ============     ============     ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30
                                                                ---------------------------------------------
                                                                    2000             1999            1998
                                                                ------------     ------------    ------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
    Loans and leases, including fees                            $    117,887     $     92,566    $     90,141
    Securities
       Taxable                                                        27,456           24,607          24,348
       Tax-exempt                                                      5,532            5,185           5,479
    Federal funds sold                                                   252              229             322
    Other                                                                107               59              58
                                                                ------------     ------------    ------------
       Total interest income                                         151,234          122,646         120,348
                                                                ------------     ------------    ------------
INTEREST EXPENSE
    Deposits                                                          56,766           45,653          48,734
    Federal funds purchased and repurchase agreements                  7,413            5,075           4,359
    Other short term borrowings                                        4,981            3,688           5,370
    Long term debt                                                     6,870            3,489           1,413
                                                                ------------     ------------    ------------
       Total interest expense                                         76,030           57,905          59,876
                                                                ------------     ------------    ------------
       Net interest income                                            75,204           64,741          60,472
    Provision for credit losses                                        3,786            4,705           2,462
                                                                ------------     ------------    ------------
       Net interest income after provision for credit losses          71,418           60,036          58,010
                                                                ------------     ------------    ------------
NONINTEREST INCOME
    Service charges                                                   10,826            8,915           8,259
    Insurance                                                          4,161            4,026           3,192
    Trust                                                              4,452            3,732           3,444
    Brokerage                                                          2,915            2,314           1,802
    Gain on sale of loans                                              1,066            2,012           2,343
    Gain (loss) on sale of securities                                    (85)           1,847           1,138
    Other                                                              2,104            2,840           3,659
                                                                ------------     ------------    ------------
       Total noninterest income                                       25,439           25,686          23,837
                                                                ------------     ------------    ------------
NONINTEREST EXPENSE
    Salaries and wages                                                28,830           26,387          24,074
    Employee benefits                                                  7,262            6,942           6,137
    Occupancy                                                          3,839            3,322           3,075
    Furniture and equipment                                            4,785            4,390           3,650
    Data processing fees                                               3,552            3,408           2,984
    FDIC premiums and examination fees                                   794              633             593
    Goodwill and other intangibles                                     1,831            1,087             845
    Other                                                             11,964           11,930          10,249
                                                                ------------     ------------    ------------
       Total noninterest expense                                      62,857           58,099          51,607
                                                                ------------     ------------    ------------
INCOME BEFORE INCOME TAX EXPENSE                                      34,000           27,623          30,240
    Income tax expense                                                11,921            9,001          10,380
                                                                ------------     ------------    ------------
NET INCOME                                                      $     22,079     $     18,622    $     19,860
                                                                ============     ============    ============
Per common share amounts:
    Net income-basic                                            $       1.84     $       1.55    $       1.66
    Dividends paid                                                      0.66             0.66            0.66


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         THREE MONTHS ENDED JUNE 30
                                                                ---------------------------------------------
                                                                    2000             1999            1998
                                                                ------------     ------------    ------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
    Loans and leases, including fees                            $     61,919     $     47,123    $     46,374
    Securities
       Taxable                                                        13,660           12,599          12,120
       Tax-exempt                                                      2,753            2,555           2,739
    Federal funds sold                                                   139               98             100
    Other                                                                 66               23              31
                                                                ------------     ------------    ------------
       Total interest income                                          78,537           62,398          61,364
                                                                ------------     ------------    ------------
INTEREST EXPENSE
    Deposits                                                          30,027           22,682          24,710
    Federal funds purchased and repurchase agreements                  3,980            2,653           2,378
    Other short term borrowings                                        2,869            2,054           2,708
    Long term debt                                                     3,392            1,987             757
                                                                ------------     ------------    ------------
       Total interest expense                                         40,268           29,376          30,553
                                                                ------------     ------------    ------------
       Net interest income                                            38,269           33,022          30,811
    Provision for credit losses                                        1,949            3,016           1,253
                                                                ------------     ------------    ------------
       Net interest income after provision for credit losses          36,320           30,006          29,558
                                                                ------------     ------------    ------------
NONINTEREST INCOME
    Service charges                                                    5,699            4,692           4,283
    Insurance                                                          2,007            1,999           1,507
    Trust                                                              2,238            1,874           1,702
    Brokerage                                                          1,557            1,271           1,057
    Gain on sale of loans                                                667              920           1,231
    Gain (loss) on sale of securities                                   (137)              73             (72)
    Other                                                              1,086            1,292           2,136
                                                                ------------     ------------    ------------
       Total noninterest income                                       13,117           12,121          11,844
                                                                ------------     ------------    ------------
NONINTEREST EXPENSE
    Salaries and wages                                                14,722           13,608          12,340
    Employee benefits                                                  3,751            3,587           3,116
    Occupancy                                                          1,914            1,614           1,496
    Furniture and equipment                                            2,388            2,268           1,853
    Data processing fees                                               1,817            1,869           1,487
    FDIC premiums and examination fees                                   406              323             293
    Goodwill and other intangibles                                       968              645             432
    Other                                                              6,484            6,005           5,471
                                                                ------------     ------------    ------------
       Total noninterest expense                                      32,450           29,919          26,488
                                                                ------------     ------------    ------------
INCOME BEFORE INCOME TAX EXPENSE                                      16,987           12,208          14,914
    Income tax expense                                                 5,925            3,812           5,055
                                                                ------------     ------------    ------------
NET INCOME                                                      $     11,062     $      8,396    $      9,859
                                                                ============     ============    ============
Per common share amounts:
    Net income-basic                                            $       0.92     $       0.70    $       0.83
    Dividends paid                                                      0.33             0.33            0.33


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                   ACCUMULATED
                                                                COMMON STOCK          OTHER      COMPRE-
                                                           ---------------------- COMPREHENSIVE  HENSIVE     RETAINED
                                                            CLASS A     CLASS B      INCOME       INCOME     EARNINGS      TOTAL
                                                           ----------  ---------- ------------- ----------  ----------   ----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1997                                 $       57  $    2,562  $    4,977               $  248,945   $  256,541
Comprehensive income
  Net income                                                                                    $   41,511      41,511       41,511
  Other comprehensive income
    Change in net unrealized gain (loss) on securities
      available for sale, net of $761 tax benefit                                      (1,141)      (1,141)                  (1,141)
                                                                                                ----------
  Comprehensive income                                                                          $   40,370
                                                                                                ==========
Dividends, $1.32 per share                                                                                     (15,840)     (15,840)
Allocation of net income in excess of dividends and change
  in net unrealized gain (loss) on securities available
  for sale to redeemable class A common stock                                              91                   (2,054)      (1,963)
                                                           ----------  ----------  ----------               ----------   ----------

BALANCE, DECEMBER 31, 1998                                         57       2,562       3,927                  272,562      279,108
Comprehensive income
  Net income                                                                                        40,111      40,111       40,111
  Other comprehensive income
    Change in net unrealized gain (loss) on securities
      available for sale, net of $9,849 tax benefit                                   (14,774)     (14,774)                 (14,774)
                                                                                                ----------
  Comprehensive income                                                                          $   25,337
                                                                                                ==========
Dividends, $1.32 per share                                                                                     (15,840)     (15,840)
Allocation of net income in excess of dividends and change
  in net unrealized gain (loss) on securities available
  for sale to redeemable class A common stock                                           1,183                   (1,941)        (758)
                                                           ----------  ----------  ----------               ----------   ----------

BALANCE, DECEMBER 31, 1999                                         57       2,562      (9,664)                 294,892      287,847
Comprehensive income
  Net income                                                                                        22,079      22,079       22,079
  Other comprehensive income
    Change in net unrealized gain (loss) on securities
      available for sale, net of $211 tax benefit                                        (461)        (461)                    (461)
                                                                                                ----------
  Comprehensive income                                                                          $   21,618
                                                                                                ==========
Dividends, $.66 per share                                                                                       (7,920)      (7,920)
Allocation of net income in excess of dividends and change
  in net unrealized gain (loss) on securities available
  for sale to redeemable class A common stock                                              36                   (1,133)      (1,097)
                                                           ----------  ----------  ----------               ----------   ----------
BALANCE, JUNE 30, 2000                                     $       57  $    2,562  $  (10,089)              $  307,918   $  300,448
                                                           ==========  ==========  ==========               ==========   ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Six Months Ended June 30
                                                                             ----------------------------------------------
                                                                                 2000             1999             1998
                                                                             ------------     ------------     ------------
                                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $     22,079     $     18,622     $     19,860
     Adjustments to reconcile net income to net cash
      provided by operating activities
        Provision for credit losses                                                 3,786            4,705            2,462
        Depreciation and amortization                                               5,765            5,194            4,221
        Minority interests in earnings of subsidiaries                                 21               15              595
        Loss (gain) on sale of securities                                              85           (1,847)          (1,138)
        Gain on sale of other real estate owned, net                                  (10)             (86)             (17)
        Other assets and liabilities, net                                          14,900           (8,443)           7,089
        Proceeds from sales of other real estate owned                                240              270              497
        Cash receipts related to loans originated specifically for resale          55,313          112,253          120,956
        Cash payments related to loans originated specifically for resale         (55,399)        (112,776)        (121,506)
                                                                             ------------     ------------     ------------
        Net cash provided by operating activities                                  46,780           17,907           33,019
                                                                             ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Deposits in other banks, net                                                    (835)          (1,123)            (281)
     Purchases of securities available for sale                                   (23,421)        (289,305)        (193,122)
     Purchases of securities held to maturity                                      (6,588)         (25,007)          (6,683)
     Proceeds from maturities of securities available for sale                     53,939          140,231          116,321
     Proceeds from maturities of securities held to maturity                       11,941           49,584           65,498
     Proceeds from sales of securities available for sale                          21,650           81,519           67,179
     Loans and leases, net                                                       (291,465)         (94,407)        (165,222)
     Acquisition of minority interests                                                (53)              --               --
     Acquisitions, net of cash acquired                                           (20,038)              --               --
     Acquisition of premises and equipment                                         (3,715)          (5,344)          (4,504)
                                                                             ------------     ------------     ------------
        Net cash used in investing activities                                    (258,585)        (143,852)        (120,814)
                                                                             ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Noninterest bearing deposits, net                                            (10,663)         (52,357)         (40,119)
     Interest bearing deposits (excluding certificates of deposit), net            93,831           33,413           38,687
     Certificates of deposits, net                                                 78,398          (10,942)             301
     Federal funds purchased and sold and repurchase agreements, net              (11,414)          35,763           49,920
     Other short-term borrowings, net                                              74,370           52,778            6,530
     Proceeds from issuance of long-term debt                                          99           68,501           41,373
     Repayments of long-term debt                                                 (12,525)         (11,111)          (6,520)
     Dividends paid to minority interests                                              --              (29)          (6,948)
     Redeemable preferred stock                                                        --              (60)             (60)
     Dividends paid                                                                (7,920)          (7,920)          (7,920)
                                                                             ------------     ------------     ------------
        Net cash provided by financing activities                                 204,176          108,036           75,244
                                                                             ------------     ------------     ------------
        Net decrease in cash and due from banks                                    (7,629)         (17,909)         (12,551)
     Cash and due from banks
      Beginning of period                                                         145,407          143,831          135,966
                                                                             ------------     ------------     ------------
      End of period                                                          $    137,778          125,922     $    123,415
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

F. REDEEMABLE CLASS A COMMON STOCK. At June 30, 2000, the 960,000 class A shares were generally redeemable at $27.21 per share. Since January 1, 2000 and through June 30, 2000, options to call 48,759.0744 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's Subsidiaries. During the same period, a total of 2,676 shares changed hands directly between individuals.

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

H. COMPREHENSIVE INCOME. The Company reported comprehensive income for the second quarter of 2000 of $13.5 million, up from the $(1.6) million reported for the second quarter of 1999. On a year-to-date basis, comprehensive income was $21.6 million, as compared to the $7.0 million earned in the first six months of 1999. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on securities available for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary

Bremer Financial Corporation (the "Company") recorded net income of $11.1 million for the second quarter of 2000, a 31.8% increase from the $8.4 million earned in the second quarter of 1999. On a year-to-date basis, earnings were $22.1 million, up 18.6% from the $18.6 million earned in the first six months of 1999. Contributing positively to earnings in the first six months of 2000 was a 16.2% or $10.5 million increase in net interest income coupled with a decrease in the provision for loan losses of 19.5% or $919 thousand. Partially offsetting these positive increases were an 8.2% or $4.8 million increase in noninterest expenses and a 1.0% or $247 thousand decrease in noninterest income.

Return on average assets ("ROA") was 1.10% for the second quarter of 2000, compared to .98% reported for the same period in 1999. For the first six months of 2000, ROA increased to 1.13% from 1.11% reported in 1999. Return on average realized equity ("RORE") was 13.32% for the second quarter of 2000, compared to 10.94% for the same quarter of 1999. On a year-to-date basis, RORE was 13.43% compared to 12.33% recorded for the first six months of 1999. Table I presents a summary of the components affecting the change in year-to-date return on assets from June 30, 1999 to June 30, 2000.

Shareholder's Equity and Dividends

Shareholder's equity and redeemable class A common stock totaled $326.6 million at June 30, 2000, representing a book value per share of $27.21, a 7.9% increase from $25.21 at June 30, 1999. A dividend of $.33 per share was paid during the second quarter of 2000, remaining unchanged since the first quarter of 1998. Table II presents various regulatory capital ratios.

Securities classified as available for sale are recorded at market value on the Company's balance sheet, with unrealized gains or losses, net of tax, included in shareholder's equity. The net unrealized gain or loss in shareholder's equity had the effect of decreasing the book value per share by $.92 as of June 30, 2000 and by $.61 as of June 30, 1999.

Net Interest Income

Tax-equivalent net interest income for the second quarter of 2000 was $40.3 million, an increase of $5.5 million or 15.8% from the second quarter of 1999. The net interest margin dropped three basis points to 4.27% in the second quarter of 2000 from 4.30% reported in the second quarter of 1999. On a year-to-date basis, tax-equivalent net interest income was $79.1 million, an increase of $10.8 million or 15.8% over the $68.3 million realized in the first six months of 1999. Table III presents the quarter-to-quarter comparison of tax-equivalent net interest income and net interest margins.

The Company uses various tools to assess its current interest rate sensitivity position, such as gap analysis, simulation of future net interest income, and a valuation model which measures the sensitivity of balance sheet valuations to changes in interest rates. In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows generated. The impact on valuations is then calculated for a 200 basis point rate shock. At June 30, 2000, the valuation model indicates that the value of assets would decline 3.7% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects,the market value of equity impact from this 200 basis point increase in interest rates would be a decrease of 12.5%.

Nonperforming Assets

Table VI shows the details of nonperforming assets at June 30, 2000, December 31, 1999 and June 30, 1999. Nonperforming assets, which include nonperforming loans and leases and other real estate owned ("OREO"), were $16.0 million at June 30, 2000. This total represents a decrease of $1.2 million from December 31, 1999 and a decrease of $1.9 million from June 30, 1999. Nonperforming assets as a percentage of total loans, leases and OREO decreased to .56% as of June 30, 2000 from .68% as of December 31, 1999, and from .79% as of June 30, 1999, while the level of at-risk performing loans and leases (with an internal loan review rating of either substandard, doubtful or loss) increased $1.6 million or 1.7% to $94.4 million at June 30, 2000 from $92.8 million at June 30, 1999.

Nonperforming loans and leases, which include nonaccrual and restructured loans and leases, were $15.0 million at June 30, 2000, a decrease of $1.6 million and $2.2 million from December 31, 1999 and June 30, 1999, respectively. The ratio of nonperforming loans and leases to total loans and leases decreased to .53% at June 30, 2000 from .65% as of December 31, 1999, and .76% at June 30, 1999. The ratio of nonperforming assets and past due loans and leases to total loans, leases and OREO decreased to .75% at June 30, 2000 from .86% at December 31, 1999, and from .86% reported at June 30, 1999. The ratio of classified loans and leases to total loans and leases declined to 3.8% as of June 30, 2000 from 4.9% as of June 30, 1999.

OREO, which includes real estate acquired in loan settlements, increased to $976 thousand at June 30, 2000 from $527 thousand at December 31, 1999 and from the $626 thousand reported at June 30, 1999.

Reserve for Credit Losses

The reserve for credit losses increased by $6.8 million from the $38.1 million reported on June 30, 1999, while the reserve to outstanding loans and leases ratio decreased to 1.58% on June 30, 2000 from 1.68% reported on June 30, 1999. Net charge-offs were $1.1 million during the fix six months of 2000 as compared to $3.6 million for the same period in 1999. Table VII presents the activity in the reserve for credit losses.

The Company's reserve for credit losses was 298.5% of nonperforming loans and leases at June 30, 2000 compared to 251.5% at December 31, 1999 and 220.9% at June 30, 1999. Management believes the current reserve is adequate to cover the risks inherent in the portfolio, including the risk of nonperforming loans and leases that have been identified for careful monitoring.

Noninterest Income

As presented in Table VIII, noninterest income was $13.1 million during the second quarter of 2000 compared to $12.1 million for the second quarter of 1999, representing a $996 thousand or 8.2% increase. On a year-to-date basis, noninterest income was $25.4 million compared to $25.7 million in 1999, a decrease of $247 thousand or 1.0%. Excluding a $1.8 million gain on sale of securities recognized in the first six months of 1999, noninterest income increased by $1.7 million or 7.1% when comparing the first six months of 1999 and 2000.

Noninterest Expense

As presented in Table IX, noninterest expense increased $2.5 million or 8.5% in the second quarter of 2000 compared to the second quarter of 1999. On a year-to-date basis, noninterest expense was $62.9 million compared to $58.1 million in 1999, an increase of $4.8 million or 8.2%.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio was 58.16% for the first six months of 2000 compared to 61.85% for the same period in 1999. Increases in tax-equivalent net interest income and recurring noninterest income of 15.8% and 10.0%, respectively, more than offset the 7.5% increase in recurring noninterest expense.

Taxes

Comparing the first six months of 2000 to the first six months of 1999, the Company's effective tax rate increased from 32.6% to 35.1%.

Balance Sheet Growth

Assets

Average total assets increased $548.9 million or 16.2% from the first six months of 1999 to the first six months of 2000, while average earning assets increased by $516.7 million or 16.2% when comparing the same two periods. Acquired entities accounted for a significant portion of this increase.

Loans and Leases

In the first six months of 2000, average loans and leases increased $494.2 million or 22.8% when compared to the first six months of 1999. Average loans and leases in the second quarter of 2000 increased $555.3 million or 25.2% from the second quarter of 1999.

Average loan volume during 2000 compared to 1999 was driven by commercial real estate, commercial, and residential real estate loans, which increased $168.8 million, $160.0 million, and $133.7 million, respectively. Consumer and tax exempt loans increased $39.1 million and $12.0 million, respectively, while agricultural loans decreased by $19.4 million. The Company is not involved in highly-leveraged transaction lending or lending to foreign countries.

Securities

Average securities, excluding any unrealized gains or losses, increased $21.8 million or 2.1% during the first six months of 2000 from the first six months of 1999. During this same period, average taxable and average tax-exempt securities increased by $10.8 million and $10.9 million, respectively. The average maturity of the portfolio was 75 months at June 30, 2000, with an average yield to maturity on the $980.0 million portfolio of 7.1%. The held to maturity securities had unrealized gains of $1.3 million and unrealized losses of $2.0 million as of June 30, 2000. In accordance with FAS No. 115, the available for sale investments are recorded inclusive of any unrealized gains or losses.

Liabilities

Comparing the first six months of 2000 to the first six months of 1999, average interest bearing liabilities increased $476.5 million or 17.5%, while average deposits increased $383.3 million or 15.1%. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank advances, and an unsecured revolving credit facility, increased $79.4 million or 22.0%. Average long-term debt, which consists primarily of Federal Home Loan Bank advances and $65 million of privately-placed senior debt, increased $75.6 million or 55.6% due mostly to the issuance of senior debt.

The senior debt, which consists of $46 million of five year notes with an 8.27% coupon and $19 million of seven year notes with an 8.47% coupon, was incurred in November 1999, and the debt proceeds were used primarily to fund acquisition activity.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS

                                                       SIX MONTHS ENDED JUNE 30            THREE MONTHS ENDED JUNE 30
                                                  ---------------------------------    ---------------------------------
                                                     2000           1999     CHANGE       2000          1999      CHANGE
                                                  ----------    ----------   ------    ----------    ----------   ------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
       Total interest income                      $  151,234    $  122,646    23.3%    $   78,537    $   62,398    25.9%
       Net interest income                            75,204        64,741    16.2         38,269        33,022    15.9
       Net interest income (1)                        79,122        68,310    15.8         40,259        34,779    15.8
       Provision for credit losses                     3,786         4,705   (19.5)         1,949         3,016   (35.4)
       Noninterest income                             25,439        25,686    (1.0)        13,117        12,121     8.2
       Noninterest expense                            62,857        58,099     8.2         32,450        29,919     8.5
       Net income                                     22,079        18,622    18.6         11,062         8,396    31.8
       Dividends                                       7,920         7,920      --          3,960         3,960      --

AVERAGE BALANCES
       Assets                                      3,937,481     3,388,598    16.2      4,039,343     3,442,559    17.3
       Loans and leases                            2,657,493     2,163,309    22.8      2,756,051     2,200,755    25.2
       Securities                                  1,038,046     1,016,266     2.1      1,025,208     1,033,781    (0.8)
       Deposits                                    2,915,307     2,532,046    15.1      2,982,788     2,535,535    17.6
       Redeemable class A common stock                25,578        24,234     5.6         25,746        24,419     5.4
       Shareholder's equity                          294,148       278,660     5.6        296,022       280,756     5.4

PERIOD-END BALANCES
       Assets                                      4,088,109     3,504,744    16.6
       Loans and leases                            2,833,652     2,263,947    25.2
       Securities                                    979,965     1,021,657    (4.1)
       Deposits                                    3,012,258     2,540,764    18.6
       Redeemable class A common stock                26,126        24,198     8.0
       Shareholder's equity                          300,448       278,276     8.0

FINANCIAL RATIOS
       Return on assets (2)                             1.13%         1.11%     --           1.10%         0.98%     --
       Return on realized equity (3)(4)                13.43         12.33      --          13.32         10.94      --
       Average equity/assets (3)(4)                     8.39          8.99      --           8.27          8.94      --
       Tangible equity to assets (3)(4)                 7.30          8.54      --           7.11          8.44      --
       Dividend payout                                 35.87         42.53      --          35.80         47.17      --
       Net interest margin (1)                          4.29          4.31      --           4.27          4.30      --
       Efficiency ratio                                58.16         61.85      --          58.56         62.66      --
       Net charge-offs/average loans and leases         0.08          0.34      --           0.06          0.52      --
       Reserve/period-end loans and leases              1.58          1.68      --           1.58          1.68      --

PER SHARE OF COMMON STOCK (3)
       Net income-basic                           $     1.84    $     1.55    18.6%    $     0.92    $     0.70    31.8%
       Dividends paid                                   0.66          0.66      --           0.33          0.33      --
       Book value                                      27.21         25.21     7.9          27.21         25.21     7.9
       Realized book value (4)                         28.13         25.82     8.9          28.13         25.82     8.9



(1) Tax-equivalent basis (TEB).
(2) Calculation is based on income before minority interests.
(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4) Excluding net unrealized gain (loss) on securities available for sale.

                                     TABLE I
                           CHANGES IN RETURN ON ASSETS

                                                                    Year-to-Date
                                                                      June 30
                                                                    2000 vs 1999
                                                                    ------------

Return on assets, prior year                                           1.11%
                                                                       ----
Increases

       Salaries and wages                                              0.10
       Provision for credit losses                                     0.09
       Employee benefits                                               0.04
       Marketing expenses                                              0.02
       Printing, postage, and office supplies                          0.02
       Service charges                                                 0.02
       Furniture and equipment                                         0.02
       Data processing fees                                            0.02


                                                                       ----
            Total increases                                            0.33
                                                                       ----

Decreases

       Security gains/losses                                           0.11
       Fees on loans/leases                                            0.08
       Goodwill amortization                                           0.04
       Gain on sale of other assets                                    0.03
       Insurance commissions                                           0.03
       Other items (net)                                               0.02


                                                                       ----
            Total decreases                                            0.31
                                                                       ----

Return on assets, current period                                       1.13%
                                                                       ====

                                    TABLE II
                               CAPITAL RATIOS (1)


                                  June 30   December 31   June 30   Regulatory
                                    2000       1999         1999     Minimums
                                  -------   -----------   -------   ----------

Equity to assets (2)                8.26%       8.40%       8.84%         --%
Tangible equity to assets (2)       7.12        7.40        8.37          --
Tier I capital (3)                  9.78       10.42       12.22        4.00
Tier I and tier II capital (3)     11.03       11.67       13.48        8.00
Leverage ratio (3)                  7.17        7.48        8.51        3.00


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

                                    TABLE III
                       NET INTEREST INCOME / MARGINS (TEB)


=======================================================================
                                         Net                  Net
                                      Interest             Interest
(DOLLARS IN THOUSANDS)                 Income               Margin
-----------------------------------------------------------------------

Quarter
-------

2000
     Second                           $ 40,259                4.27%
     First                              38,863                4.32

1999
     Fourth                             39,687                4.43
     Third                              38,373                4.29
     Second                             34,779                4.30
     First                              33,531                4.33

1998
     Fourth                             34,196                4.34
     Third                              33,270                4.27
     Second                             32,686                4.31
     First                              31,527                4.32

1997
     Fourth                             32,790                4.47
     Third                              31,974                4.40
     Second                             30,570                4.45
     First                              28,835                4.41

                                    TABLE IV
                      CHANGES IN NET INTEREST INCOME (TEB)

                                            =============================      =============================
                                               Six Months Ended June 30          Three Months Ended June 30
                                                     2000 vs 1999                       2000 vs 1999
                                            =============================      =============================
                                               (DOLLARS IN THOUSANDS)
                                                 Net              Net              Net              Net
                                              Interest         Interest          Interest         Interest
                                               Income           Margin            Income           Margin
                                            ------------     ------------      ------------     ------------
CHANGE IN VOLUME
     Earning assets                         $     20,429                       $     10,848
     Interest bearing liabilities                (10,159)                            (5,384)
                                            ------------                       ------------
                                                  10,270                              5,464

CHANGE IN INTEREST RATE SPREAD
     Earning assets                                6,488             0.35%            4,424             0.47%
     Interest bearing liabilities                 (7,642)           (0.41)           (5,542)           (0.59)
                                            ------------     ------------      ------------     ------------
                                                  (1,154)           (0.06)           (1,118)           (0.12)

CHANGE IN PRODUCT MIX
     Earning assets                                1,534             0.08             1,094             0.12
     Interest bearing liabilities                     (3)            0.00                34               --
                                            ------------     ------------      ------------     ------------
                                                   1,531             0.08             1,128             0.12

CHANGE DUE TO NUMBER OF DAYS
     Earning assets                                  697             0.04                --               --
     Interest bearing liabilities                   (319)           (0.02)               --               --
                                            ------------     ------------      ------------     ------------
                                                     378             0.02                --               --

OTHER CHANGES
     Nonaccruing loans                               (29)            0.00                 7               --
     Yield-related loan fees                         (51)            0.00                (1)              --
     30/360 investment adjustment                   (131)           (0.01)               --               --
     Free funds                                       --            (0.05)               --            (0.03)
                                            ------------     ------------      ------------     ------------
                                                    (211)           (0.06)                6            (0.03)

CHANGE IN NET INTEREST INCOME                     10,814            (0.02)            5,480            (0.03)

     Net interest income, prior period            68,309             4.31            34,779             4.30
                                            ------------     ------------      ------------     ------------

     Net interest income, current period    $     79,123             4.29%     $     40,259             4.27%
                                            ============     ============      ============     ============

                                     TABLE V
                      CHANGES IN NET INTEREST INCOME (TEB)

                                                    Six Months Ended June 30
                                                          2000 vs 1999
                                        -------------------------------------------------
                                                         (IN THOUSANDS)
                                           Volume        Yield/Rate (1)          Total
                                        ------------     --------------      ------------
INCREASE (DECREASE) IN:

     INTEREST INCOME
         Loans and leases               $     15,126      $     10,374       $     25,500
         Taxable securities                    3,983            (1,134)             2,843
         Tax-exempt securities                 1,273              (755)               518
         Interest bearing deposits                --                --                 --
         Federal funds sold                       37               (14)                23
         Other earning assets                     10                37                 53
                                        ------------      ------------       ------------
            Total                             20,429             8,508             28,937

     INTEREST EXPENSE
         Savings deposits                      1,816             3,207              5,023
         Other time deposits                   6,194              (105)             6,089
         Short-term borrowings                 1,537             2,093              3,630
         Long-term debt                          612             2,769              3,381
                                        ------------      ------------       ------------
            Total                             10,159             7,964             18,123
                                        ------------      ------------       ------------

     NET INTEREST INCOME                $     10,270      $        544       $     10,814
                                        ============      ============       ============

(1) ALL CHANGES IN NET INTEREST INCOME, OTHER THAN THOSE DUE TO VOLUME, HAVE BEEN ALLOCATED TO YIELD/RATE.

                                    TABLE VI
                              NONPERFORMING ASSETS

                                                              JUNE 30       DECEMBER 31       JUNE 30
                                                                2000           1999             1999
                                                            -----------     -----------     -----------
                                                                      (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases                                 $    13,870     $    16,608     $    17,191
Restructured loans and leases                                     1,167              48              61
                                                            -----------     -----------     -----------
      Total nonperforming loans and leases                       15,037          16,656          17,252
Other real estate owned (OREO)                                      976             527             626
                                                            -----------     -----------     -----------
      Total nonperforming assets                            $    16,013          17,183          17,878
                                                            ===========     ===========     ===========

Past due loans and leases *                                 $     5,304     $     4,753     $     1,591
                                                            ===========     ===========     ===========

Nonperforming loans and leases to total loans and leases           0.53%           0.65%           0.76%
Nonperforming assets to total loans, leases and OREO               0.56            0.68            0.79
Nonperforming assets and past due loans and leases* to
      total loans, leases and OREO                                 0.75            0.86            0.86
Reserve to nonperforming loans and leases                        298.50          251.53          220.88
Reserve to total loans and leases                                  1.58            1.65            1.68


* PAST DUE LOANS AND LEASES INCLUDE ACCRUING LOANS AND LEASES 90 DAYS OR MORE PAST DUE.

                                    TABLE VII
                            RESERVE FOR CREDIT LOSSES

                                                        SIX MONTHS ENDED JUNE 30
                                                      -----------------------------
                                                          2000             1999
                                                      ------------     ------------
                                                             (IN THOUSANDS)
Beginning of period                                   $     41,895     $     37,019
       Charge-offs                                          (1,789)          (4,224)
       Recoveries                                              699              607
                                                      ------------     ------------
            Net charge-offs                                 (1,090)          (3,617)
       Provision for credit losses                           3,786            4,705
       Reserve related to acquired assets                      294               --
                                                      ------------     ------------
End of period                                         $     44,885     $     38,107
                                                      ============     ============

                                   TABLE VIII
                               NONINTEREST INCOME

                                           SIX MONTHS ENDED JUNE 30          INCREASE/(DECREASE)
                                      ------------------------------     --------------------------
                                          2000                1999          DOLLAR        PERCENT
                                      ------------      ------------     ------------   -----------
                                                           (IN THOUSANDS)
Service charges                       $     10,826      $      8,915     $      1,911         21.44%
Insurance                                    4,161             4,026              135          3.35
Trust                                        4,452             3,732              720         19.29
Brokerage                                    2,915             2,314              601         25.97
Gain on sale of loans                        1,066             2,012             (946)       (47.02)
Gain on sale of other assets                    72               692             (620)       (89.60)
Other                                        2,032             2,148             (116)        (5.40)
                                      ------------      ------------     ------------
   Operating noninterest income             25,524            23,839            1,685          7.07
Gain (loss) on sale of securities              (85)            1,847           (1,932)           NM
                                      ------------      ------------     ------------
   Total                              $     25,439      $     25,686     $       (247)        (0.96)%
                                      ============      ============     ============


                                        THREE MONTHS ENDED JUNE 30           INCREASE/(DECREASE)
                                      ------------------------------     --------------------------
                                          2000              1999            DOLLAR        PERCENT
                                      ------------      ------------     ------------   -----------
                                                           (IN THOUSANDS)

Service charges                       $      5,699      $      4,692            1,007         21.46%
Insurance                                    2,007             1,999                8          0.40
Trust                                        2,238             1,874              364         19.42
Brokerage                                    1,557             1,271              286         22.50
Gain on sale of loans                          667               920             (253)       (27.50)
Gain on sale of other assets                    53               218             (165)       (75.69)
Other                                        1,033             1,074              (41)        (3.82)
                                      ------------      ------------     ------------
   Operating noninterest income             13,254            12,048            1,206         10.01
Gain (loss) on sale of securities             (137)               73             (210)           NM
                                      ------------      ------------     ------------
   Total                              $     13,117      $     12,121              996          8.22%
                                      ============      ============     ============

                                    TABLE IX
                               NONINTEREST EXPENSE

                                             SIX MONTHS ENDED JUNE 30            INCREASE/(DECREASE)
                                          -----------------------------     -----------------------------
                                              2000             1999            DOLLAR           PERCENT
                                          ------------     ------------     ------------     ------------
                                                       (DOLLARS IN THOUSANDS)
Salaries and wages                        $     28,830     $     26,387     $      2,443          9.26%
Employee benefits                                7,262            6,942              320          4.61
Occupancy                                        3,839            3,322              517         15.56
Furniture and equipment                          4,785            4,390              395          9.00
Printing, postage and office supplies            2,908            2,826               82          2.90
Marketing                                        2,296            2,261               35          1.55
Data processing fees                             3,552            3,408              144          4.23
Professional fees                                1,470            1,357              113          8.33
Other real estate owned                             43               48               (5)       (10.42)
Minority interest in earnings                       21               15                6         40.00
FDIC premiums and examination fees                 794              633              161         25.43
Goodwill and other intangibles                   1,831            1,087              744         68.45
Other                                            5,226            5,423             (197)        (3.63)
                                          ------------     ------------     ------------
     Total                                $     62,857     $     58,099     $      4,758          8.19%
                                          ============     ============     ============


                                           THREE MONTHS ENDED JUNE 30            INCREASE/(DECREASE)
                                          -----------------------------     -----------------------------
                                              2000             1999            DOLLAR           PERCENT
                                          ------------     ------------     ------------     ------------
                                                              (IN THOUSANDS)

Salaries and wages                        $     14,722     $     13,608            1,114          8.19%
Employee benefits                                3,751            3,587              164          4.57
Occupancy                                        1,914            1,614              300         18.59
Furniture and equipment                          2,388            2,268              120          5.29
Printing, postage and office supplies            1,495            1,447               48          3.32
Marketing                                        1,194            1,161               33          2.84
Data processing fees                             1,817            1,869              (52)        (2.78)
Professional fees                                  754              713               41          5.75
Other real estate owned                             23               31               (8)       (25.81)
Minority interest in earnings                       10                7                3         42.86
FDIC premiums and examination fees                 406              323               83         25.70
Goodwill and other intangibles                     968              645              323         50.08
Other                                            3,008            2,646              362         13.68
                                          ------------     ------------     ------------
     Total                                $     32,450     $     29,919            2,531          8.46%
                                          ============     ============     ============

                               BFC CORP - EXTERNAL
               AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES
                   FOR SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                              TAX EQUIVALENT BASIS


(DOLLARS IN THOUSANDS)
                                                    June 2000 Actual - YTD               June 1999 Actual - YTD
                                            ------------------------------------   ----------------------------------    ---------
                                               Average                     Rate/     Average                    Rate/    % Change
                                               Balance     Interest        Yield     Balance     Interest       Yield     Avg Bal
                                             ---------    ----------       -----   ----------   ----------      -----    ---------
ASSETS
Loans and Leases (net of unearned discount)
    Commercial                               $  652,292   $   29,828        9.20%  $  492,304   $   21,110       8.65%      32.50%
    Commercial Real Estate                      736,685       32,562        8.89      567,895       24,223       8.60       29.72
    Agricultural                                410,914       18,738        9.17      430,325       18,590       8.71       (4.51)
    Residential Real Estate                     511,000       22,211        8.74      377,337       16,147       8.63       35.42
    Consumer                                    280,543       12,502        8.96      241,407       10,788       9.01       16.21
    Tax Exempt                                   66,059        3,111        9.47       54,040        2,594       9.68       22.24
                                             ----------   ----------               ----------   ----------

       TOTAL LOANS AND LEASES                 2,657,493      118,952        9.00    2,163,308       93,452       8.71       22.84

    Reserve for Credit Losses                   (43,515)                              (37,847)                              14.98
                                             ----------                            ----------

       NET LOANS AND LEASES                   2,613,978                             2,125,461                               22.98

    Mortgage Backed Securities                  675,400       22,279        6.63      756,974       22,821       6.08      (10.78)
    Taxable Other                               152,558        5,177        6.82       60,079        1,786       5.99      153.93
    Tax Exempt                                  210,088        8,386        8.03      199,213        7,868       7.96        5.46
                                             ----------   ----------               ----------   ----------

       TOTAL SECURITIES                       1,038,046       35,842        6.94    1,016,266       32,475       6.44        2.14

Total Fed Funds Sold                              8,272          252        6.13       10,050          229       4.59      (17.69)
Other earning assets                              5,630          106        3.79        3,069           59       3.88       83.45
                                             ----------   ----------               ----------   ----------

       TOTAL EARNING ASSETS                   3,709,441      155,152        8.41    3,192,693      126,215       7.97       16.19

Total Cash & Due from Banks                     124,603                               109,110                               14.20
Nonearning assets                               146,952                               124,642                               17.90
                                             ----------                            ----------

       TOTAL ASSETS                          $3,937,481                            $3,388,598                               16.20
                                             ==========                            ==========

LIABILITIES AND STOCKHOLDERS EQUITY
Non-Interest Bearing Deposits                $  374,183                            $  312,539                               19.72
Interest Bearing Deposits
    Savings and NOW accounts                    319,437        2,030        1.28      281,715        1,616       1.16       13.39
    Money Market Checking                       168,684          784        0.93      158,286          720       0.92        6.57
    Money Market Savings                        549,220       12,555        4.60      440,608        8,010       3.67       24.65
    Savings Certificates                      1,262,450       34,565        5.51    1,133,228       29,932       5.33       11.40
    Certificates over $100K                     241,333        6,832        5.69      205,669        5,376       5.27       17.34
                                             ----------   ----------               ----------   ----------

       TOTAL INTEREST BEARING DEPOSITS        2,541,124       56,766        4.49    2,219,506       45,654       4.15       14.49

       TOTAL DEPOSITS                         2,915,307                             2,532,045                               15.14

    Total Short Term Borrowings                 440,151       12,393        5.66      360,800        8,763       4.90       21.99
    Total Long Term Debt                        211,559        6,870        6.53      135,981        3,489       5.17       55.58
                                             ----------   ----------               ----------   ----------

       TOTAL INTEREST BEARING LIABILITIES     3,192,834       76,029        4.79    2,716,288       57,906       4.30       17.54
Other liabilities                                50,206                                53,945                               (6.93)

       TOTAL LIABILITIES                      3,617,223                             3,082,772                               17.34

Minority Interest                                   532                                   898                              (40.76)
Redeemable Preferred Stock                            0                                 2,034                             (100.00)
Redeemable Class A Common Stock                  25,578                                24,234                                5.55
Shareholder's equity                            294,148                               278,660                                5.56
                                             ----------                            ----------

       TOTAL LIABILITIES AND EQUITY          $3,937,481                            $3,388,598                               16.20
                                             ==========                            ==========
Net Interest Income                                       $   79,123                            $   68,309
                                                          ==========                            ==========
Gross Spread                                                                3.62%                                3.67%

Percent of earning assets
    Interest Income                                                         8.41                                 7.97
    Interest Cost                                                           4.12                                 3.66
                                                                        --------                             --------
       NET INTEREST MARGIN                                                  4.29%                                4.31%
    Interest bearing liabilities to earning assets                         86.07%                               85.08%

                               BFC CORP - EXTERNAL
               AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES
                  FOR THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                              TAX EQUIVALENT BASIS


(DOLLARS IN THOUSANDS)
                                                    June 2000 Actual - QTD               June 1999 Actual - QTD
                                            ------------------------------------   ----------------------------------     ----------
                                              Average                      Rate/    Average                     Rate/      % Change
                                              Balance      Interest        Yield    Balance      Interest       Yield      Avg Bal
                                            ----------    ----------       -----   ----------   ----------      -----     ----------
ASSETS
Loans and Leases (net of unearned discount)
    Commercial                              $  682,475    $   15,760        9.29%  $  511,562   $   11,012       8.63%       33.41%
    Commercial Real Estate                     748,877        16,773        9.01      577,000       12,389       8.61        29.79
    Agricultural                               416,796         9,752        9.41      437,291        9,409       8.63        (4.69)
    Residential Real Estate                    547,899        12,064        8.86      380,884        8,127       8.56        43.85
    Consumer                                   289,795         6,473        8.98      240,830        5,349       8.91        20.33
    Tax Exempt                                  70,209         1,666        9.54       53,188        1,271       9.58        32.00
                                            ----------    ----------               ----------   ----------

       TOTAL LOANS AND LEASES                2,756,051        62,488        9.12    2,200,755       47,557       8.67        25.23

    Reserve for Credit Losses                  (44,325)                               (38,040)                               16.52
                                            ----------                             ----------

       NET LOANS AND LEASES                  2,711,726                              2,162,715                                25.39

    Mortgage Backed Securities                 665,013        11,052        6.68      786,806       11,834       6.03       (15.48)
    Taxable Other                              150,238         2,608        6.98       50,266          764       6.10       198.89
    Tax Exempt                                 209,957         4,172        7.99      196,709        3,878       7.91         6.73
                                            ----------    ----------               ----------   ----------

       TOTAL SECURITIES                      1,025,208        17,832        7.00    1,033,781       16,476       6.39        (0.83)

Total Fed Funds Sold                             8,038           139        6.96        8,345           98       4.71        (3.68)
Other earning assets                             5,460            68        5.01        3,070           24       3.14        77.85
                                            ----------    ----------               ----------   ----------

       TOTAL EARNING ASSETS                  3,794,757        80,527        8.53    3,245,951       64,155       7.93        16.91

Total Cash & Due from Banks                    127,418                                111,363                                14.42
Nonearning assets                              161,493                                123,285                                30.99
                                            ----------                             ----------

       TOTAL ASSETS                         $4,039,343                             $3,442,559                                17.34
                                            ==========                             ==========

LIABILITIES AND STOCKHOLDERS EQUITY
Non-Interest Bearing Deposits               $  380,761                             $  317,996                                19.74
Interest Bearing Deposits
    Savings and NOW accounts                   314,941           950        1.21      276,427          769       1.12        13.93
    Money Market Checking                      166,679           392        0.95      157,380          362       0.92         5.91
    Money Market Savings                       571,620         6,852        4.82      446,009        4,061       3.65        28.16
    Savings Certificates                     1,312,845        18,410        5.64    1,129,933       14,779       5.25        16.19
    Certificates over $100K                    235,942         3,423        5.84      207,789        2,711       5.23        13.55
                                            ----------    ----------               ----------   ----------

       TOTAL INTEREST BEARING DEPOSITS       2,602,027        30,027        4.64    2,217,538       22,682       4.10        17.34

       TOTAL DEPOSITS                        2,982,788                              2,535,534                                17.64

    Total Short Term Borrowings                460,966         6,849        5.97      386,741        4,707       4.88        19.19
    Total Long Term Debt                       209,795         3,392        6.50      161,649        1,987       4.93        29.78
                                            ----------    ----------               ----------   ----------

       TOTAL INTEREST BEARING LIABILITIES    3,272,788        40,268        4.95    2,765,929       29,376       4.26        18.33
Other liabilities                               63,490                                 50,541                                25.62

       TOTAL LIABILITIES                     3,717,039                              3,134,466                                18.59

Minority Interest                                  535                                    899                               (40.49)
Redeemable Preferred Stock                           0                                  2,019                              (100.00)
Redeemable Class A Common Stock                 25,746                                 24,419                                 5.43
Shareholder's equity                           296,022                                280,756                                 5.44
                                            ----------                             ----------

       TOTAL LIABILITIES AND EQUITY         $4,039,343                             $3,442,559                                17.34
                                            ==========                             ==========

Net Interest Income                                       $   40,259                            $   34,779
                                                          ==========                            ==========
Gross Spread                                                                3.59%                                3.67%

Percent of earning assets
    Interest Income                                                         8.53                                 7.93
    Interest Cost                                                           4.27                                 3.63
                                                                        --------                             --------
       NET INTEREST MARGIN                                                  4.27%                                4.30%
    Interest bearing liabilities to earning assets                         86.24%                               85.21%

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its annual meeting on April 18, 2000. At the meeting, 67.04% of the outstanding shares of the Company's class A common stock was represented in person or by proxy.

(b) The Company solicited proxies for the annual meeting pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's solicitation.

      The first matter to be voted upon was a proposal to fix the number of directors at not less than four (4) nor more than ten (10). This proposal was passed as follows: 803,070.0786 votes for, 10.8119 votes against and 1,456.9058 votes abstained.

      The second matter voted upon was the election of directors. The nominees consisted of all directors serving as such at the time of the annual meeting, and all such nominees were re-elected as directors. The directors elected were Terry M. Cummings, Stan K. Dardis, William H. Lipschultz, Charlotte S. Johnson, Daniel C. Reardon, and Sherman Winthrop. The votes cast were as follows: 796,900.5521 votes for all nominees, 7,137.9392 votes to withhold authority for all nominees, 326.672 votes to withhold authority for Daniel C. Reardon, and 172.633 votes to withhold authority for Stan K. Dardis.

      The final matter voted upon was the ratification of the appointment of Deloitte & Touche LLP as the Company's independent accountant to audit the consolidated financial statements of the Company for the year ended December 31, 2000. The appointment was ratified as follows: 785,987.1255 votes for, 11,564.4174 votes against, and 6,986.2534 votes abstained.

      As to each matter, there were no broker non-votes.

      There were no other matters submitted for a vote or voted upon at the annual meeting.

Item 5. Other Information

(a) This Quarterly Report on Form 10-Q contains forward-looking statements that involve inherent risks and uncertainties. Bremer Financial Corporation cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors included fluctuations in interest rates, inflation, government regulations, technology changes, and economic conditions and competition in the geographic and business areas in which the Company conducts its operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)   No exhibits are being filed as part of this Quarterly Report on Form 10-Q.

(b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 2000 or during the period from June 30, 2000 to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2000                 BREMER FINANCIAL CORPORATION


                                       By: /s/ Stan K. Dardis
                                           -------------------------------------
                                           Stan K. Dardis
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                       By: /s/ Stuart F. Bradt
                                           -------------------------------------
                                           Stuart F. Bradt
                                           Controller
                                           (Chief Accounting Officer)