Form 10-Q
period 2000-09-30
BREMER FINANCIAL CORPORATION
filed 2000-11-13
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000.
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number    0-18342
                      ----------------------------------------------------------

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

         As of September 30, 2000, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000


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

ITEM 1. FINANCIAL STATEMENTS


                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30      DECEMBER 31     SEPTEMBER 30
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             2000             1999             1999
                                                                         ------------     ------------     ------------
                                                                         (UNAUDITED)                        (Unaudited)
ASSETS
     Cash and due from banks                                             $    127,964     $    145,407     $    135,392
     Interest bearing deposits                                                  5,782            4,886            2,812
     Federal funds sold                                                        12,450               --               --
     Investment securities available for sale (amortized cost of
        $180,517, $188,683 and $188,387 respectively)                         180,006          187,857          188,928
     Mortgage-backed securities available for sale (amortized cost of
        $597,911, $688,649 and $682,580 respectively)                         586,974          671,985          673,880
                                                                         ------------     ------------     ------------
        TOTAL SECURITIES AVAILABLE FOR SALE                                   766,980          859,842          862,808
     Investment securities held to maturity (fair value of
        $172,608, $170,788, and $168,347 respectively)                        171,940          171,720          167,806
     Mortgage-backed securities held to maturity (fair value of
        $545, $6,769 and $10,839 respectively)                                    548            6,810           10,880
                                                                         ------------     ------------     ------------
        TOTAL SECURITIES HELD TO MATURITY                                     172,488          178,530          178,686
     Loans and leases                                                       2,893,434        2,550,156        2,505,171
        Reserve for credit losses                                             (45,071)         (41,895)         (40,801)
        Unearned discount                                                      (4,854)          (7,259)          (5,929)
                                                                         ------------     ------------     ------------
        NET LOANS AND LEASES                                                2,843,509        2,501,002        2,458,441
     Interest receivable                                                       43,330           34,148           37,724
     Premises and equipment, net                                               58,672           59,821           60,867
     Other assets                                                              69,562           67,849           68,518
                                                                         ------------     ------------     ------------

              TOTAL ASSETS                                               $  4,100,737     $  3,851,485     $  3,805,248
                                                                         ============     ============     ============

LIABILITIES AND SHAREHOLDER'S EQUITY
     Noninterest bearing deposits                                        $    425,074     $    406,478     $    381,281
     Interest bearing deposits                                              2,668,004        2,444,214        2,435,291
                                                                         ------------     ------------     ------------
        TOTAL DEPOSITS                                                      3,093,078        2,850,692        2,816,572
     Federal funds purchased and repurchase agreements                        275,604          300,737          256,242
     Other short-term borrowings                                              102,092          125,948          202,800
     Long-term debt                                                           233,168          215,832          169,579
     Accrued expenses and other liabilities                                    58,257           44,486           46,171
                                                                         ------------     ------------     ------------
        TOTAL LIABILITIES                                                   3,762,199        3,537,695        3,491,364

     Minority interests                                                           150              914              976
     Redeemable preferred stock                                                    --               --            1,615
     Redeemable class A common stock, 960,000 shares
        issued and outstanding                                                 27,071           25,029           24,904

     Shareholder's equity
        Common stock
           Class A, no par, 12,000,000 shares authorized;
              240,000 shares issued and outstanding                                57               57               57
           Class B, no par, 10,800,000 shares authorized,
              issued and outstanding                                            2,562            2,562            2,562
        Retained earnings                                                     315,017          294,892          288,291
        Accumulated other comprehensive income                                 (6,319)          (9,664)          (4,521)
                                                                         ------------     ------------     ------------

        TOTAL SHAREHOLDER'S EQUITY                                            311,317          287,847          286,389
                                                                         ------------     ------------     ------------

              TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                 $  4,100,737     $  3,851,485     $  3,805,248
                                                                         ============     ============     ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              BREMER FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                                 ------------------------------------------
                                                                     2000           1999          1998
                                                                 -------------  ------------- -------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
    Loans and leases, including fees                                $ 183,552      $ 145,852     $ 138,740
    Securities
       Taxable                                                         40,390         38,390        35,387
       Tax-exempt                                  `                    8,309          7,796         8,261
    Federal funds sold                                                    442            387           567
    Other                                                                 182             84            93
                                                                 -------------  ------------- -------------
       Total interest income                                          232,875        192,509       183,048
                                                                 -------------  ------------- -------------
INTEREST EXPENSE
    Deposits                                                           89,948         70,841        73,585
    Federal funds purchased and repurchase agreements                  11,735          7,931         7,135
    Other short term borrowings                                         7,468          6,353         7,734
    Long term debt                                                     10,277          6,105         2,773
                                                                 -------------  ------------- -------------
       Total interest expense                                         119,428         91,230        91,227
                                                                 -------------  ------------- -------------
       Net interest income                                            113,447        101,279        91,821
    Provision for credit losses                                         6,310          6,504         3,769
                                                                 -------------  ------------- -------------
       Net interest income after provision for credit losses          107,137         94,775        88,052
                                                                 -------------  ------------- -------------
NONINTEREST INCOME
    Service charges                                                    16,527         14,071        12,631
    Insurance                                                           6,472          6,474         5,239
    Trust                                                               6,766          5,804         5,145
    Brokerage                                                           4,169          3,547         2,826
    Gain on sale of loans                                               1,886          2,788         3,491
    Gain (loss) on sale of securities                                     267          1,851         1,292
    Other                                                               3,169          3,844         4,670
                                                                 -------------  ------------- -------------
       Total noninterest income                                        39,256         38,379        35,294
                                                                 -------------  ------------- -------------
NONINTEREST EXPENSE
    Salaries and wages                                                 43,679         40,649        36,469
    Employee benefits                                                  10,642         10,451         9,191
    Occupancy                                                           5,796          4,976         4,585
    Furniture and equipment                                             7,155          6,733         5,584
    Data processing fees                                                5,387          5,167         4,516
    FDIC premiums and examination fees                                  1,252            953           888
    Goodwill and other intangibles                                      2,779          1,971         1,292
    Other                                                              17,827         18,576        15,532
                                                                 -------------  ------------- -------------
       Total noninterest expense                                       94,517         89,476        78,057
                                                                 -------------  ------------- -------------
INCOME BEFORE INCOME TAX EXPENSE                                       51,876         43,678        45,289
    Income tax expense                                                 18,122         14,701        15,516
                                                                 -------------  ------------- -------------
NET INCOME                                                           $ 33,754       $ 28,977      $ 29,773
                                                                 =============  ============= =============
Per common share amounts:
    Net income-basic                                                   $ 2.81         $ 2.41        $ 2.48
    Dividends paid                                                       0.99           0.99          0.99


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                             THREE MONTHS ENDED SEPTEMBER 30
                                                                        ------------------------------------------
                                                                            2000          1999           1998
                                                                        ------------- -------------  -------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
  Loans and leases, including fees                                          $ 65,665      $ 53,286       $ 48,599
  Securities
     Taxable                                                                  12,934        13,783         11,038
     Tax-exempt                                                                2,777         2,611          2,782
  Federal funds sold                                                             190           158            245
  Other                                                                           76            32             36
                                                                        ------------- -------------  -------------
     Total interest income                                                    81,642        69,870         62,700
                                                                        ------------- -------------  -------------
INTEREST EXPENSE
  Deposits                                                                    33,182        25,194         24,851
  Federal funds purchased and repurchase agreements                            4,322         2,857          2,776
  Other short term borrowings                                                  2,487         2,664          2,363
  Long term debt                                                               3,407         2,616          1,361
                                                                        ------------- -------------  -------------
     Total interest expense                                                   43,398        33,331         31,351
                                                                        ------------- -------------  -------------
     Net interest income                                                      38,244        36,539         31,349
  Provision for credit losses                                                  2,524         1,799          1,307
                                                                        ------------- -------------  -------------
     Net interest income after provision for credit losses                    35,720        34,740         30,042
                                                                        ------------- -------------  -------------
NONINTEREST INCOME
  Service charges                                                              5,701         5,156          4,373
  Insurance                                                                    2,310         2,448          2,047
  Trust                                                                        2,314         2,072          1,701
  Brokerage                                                                    1,254         1,232          1,025
  Gain on sale of loans                                                          820           776          1,147
  Gain (loss) on sale of securities                                              351             4            154
  Other                                                                        1,067         1,005          1,009
                                                                        ------------- -------------  -------------
     Total noninterest income                                                 13,817        12,693         11,456
                                                                        ------------- -------------  -------------
NONINTEREST EXPENSE
  Salaries and wages                                                          14,849        14,262         12,395
  Employee benefits                                                            3,380         3,509          3,054
  Occupancy                                                                    1,957         1,654          1,510
  Furniture and equipment                                                      2,370         2,343          1,934
  Data processing fees                                                         1,835         1,759          1,532
  FDIC premiums and examination fees                                             458           319            295
  Goodwill and other intangibles                                                 949           884            447
  Other                                                                        5,862         6,647          5,283
                                                                        ------------- -------------  -------------
     Total noninterest expense                                                31,660        31,377         26,450
                                                                        ------------- -------------  -------------
INCOME BEFORE INCOME TAX EXPENSE                                              17,877        16,056         15,048
  Income tax expense                                                           6,201         5,701          5,135
                                                                        ------------- -------------  -------------
NET INCOME                                                                  $ 11,676      $ 10,355        $ 9,913
                                                                        ============= =============  =============
Per common share amounts:
  Net income-basic                                                            $ 0.97        $ 0.86         $ 0.84
  Dividends paid                                                                0.33          0.33           0.33


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                     ACCUMULATED
                                                                                        OTHER
                                                                  COMMON STOCK     COMPREHENSIVE  COMPREHENSIVE RETAINED
                                                              CLASS A     CLASS B       INCOME       INCOME     EARNINGS    TOTAL
                                                              --------   --------      --------     --------    --------   --------
                                                                             ( IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1997                                    $     57   $  2,562      $  4,977                 $248,945   $256,541
Comprehensive income
     Net income                                                                                     $ 41,511      41,511     41,511
     Other comprehensive income
         Change in net unrealized gain (loss) on securities
             available for sale, net of $761 tax benefit                                 (1,141)      (1,141)                (1,141)
                                                                                                    --------
     Comprehensive income                                                                           $ 40,370
                                                                                                    ========
Dividends, $1.32 per share                                                                                      (15,840)    (15,840)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                             91                  (2,054)     (1,963)
                                                              --------      --------     --------              --------    --------
BALANCE, DECEMBER 31, 1998                                          57      2,562         3,927                 272,562     279,108
Comprehensive income
     Net income                                                                                       40,111     40,111      40,111
     Other comprehensive income
         Change in net unrealized gain (loss) on securities
             available for sale, net of $9,849 tax benefit -                            (14,774)     (14,774)               (14,774)
                                                                                                    --------
     Comprehensive income                                                                           $ 25,337
                                                                                                    ========
Dividends, $1.32 per share                                                                                      (15,840)    (15,840)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                          1,183                  (1,941)       (758)
                                                              --------     --------   --------                 --------    --------
BALANCE, DECEMBER 31, 1999                                          57      2,562        (9,664)                294,892     287,847
Comprehensive income
     Net income                                                                                       33,754     33,754      33,754
     Other comprehensive income
         Change in net unrealized gain (loss) on securities
             available for sale, net of $2521 tax benefit                                 3,636        3,636                  3,636
                                                                                                    --------
     Comprehensive income                                                                           $ 37,390
                                                                                                    ========
Dividends, $.99 per share                                                                                       (11,880)    (11,880)
Allocation of net income in excess of dividends and change
     in net unrealized gain (loss) on securities available
     for sale to redeemable class A common stock                                           (291)                 (1,749)     (2,040)
                                                              --------   --------      --------                --------------------
BALANCE, SEPTEMBER 30, 2000                                   $     57   $  2,562      $ (6,319)               $315,017    $311,317
                                                              ========   ========      ========                ========    ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Nine Months Ended September 30
                                                                               -----------------------------------------
                                                                                  2000            1999            1998
                                                                               ----------      ----------      ---------
                                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                $  33,754       $  28,977       $  29,773
     Adjustments to reconcile net income to net cash
      provided by operating activities
        Provision for credit losses                                                6,310           6,504           3,769
        Depreciation and amortization                                              8,675           8,185           6,564
        Minority interests in earnings of subsidiaries                                21              26             703
        Loss (gain) on sale of securities                                           (267)         (1,851)         (1,292)
        Gain on sale of other real estate owned, net                                 (17)            (91)            (26)
        Other assets and liabilities, net                                         15,312           2,124           2,196
        Proceeds from sales of other real estate owned                               485             519             543
        Cash receipts related to loans originated specifically for resale         94,944         156,647         188,677
        Cash payments related to loans originated specifically for resale        (95,281)       (157,457)       (189,451)
                                                                               ---------       ---------       ---------
        Net cash provided by operating activities                                 63,936          43,583          41,456
                                                                               ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Deposits in other banks, net                                                   (896)         (1,100)           (439)
     Purchases of securities available for sale                                  (25,313)       (351,651)       (234,000)
     Purchases of securities held to maturity                                     (8,502)        (35,041)         (7,425)
     Proceeds from maturities of securities available for sale                    78,877         182,625         165,340
     Proceeds from maturities of securities held to maturity                      14,570          56,500          86,918
     Proceeds from sales of securities available for sale                         45,582          92,302          67,179
     Loans and leases, net                                                      (348,480)       (328,520)       (217,805)
     Acquisition of minority interests                                              (458)             --              --
     Acquisitions, net of cash acquired                                          (18,416)        (47,789)             --
     Acquisition of premises and equipment                                        (4,746)        (12,092)         (7,430)
                                                                               ---------       ---------       ---------
        Net cash used in investing activities                                   (267,782)       (444,766)       (147,662)
                                                                               ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Noninterest bearing deposits, net                                            18,596          12,066         (28,664)
     Interest bearing deposits (excluding certificates of deposit), net          145,328         149,798          73,565
     Certificates of deposits, net                                                78,462          84,058         (10,812)
     Federal funds purchased and sold and repurchase agreements,net              (37,583)         34,823          60,108
     Other short-term borrowings, net                                            (23,856)         71,006         (61,100)
     Proceeds from issuance of long-term debt                                     33,099          72,721          81,846
     Repayments of long-term debt                                                (15,763)        (19,429)        (17,086)
     Dividends paid to minority interests                                             --              45          (7,021)
     Redeemable preferred stock                                                       --            (464)            (60)
     Dividends paid                                                              (11,880)        (11,880)        (11,880)
                                                                               ---------       ---------       ---------
        Net cash provided by financing activities                                186,403         392,744          78,896
                                                                               ---------       ---------       ---------
        Net decrease in cash and due from banks                                  (17,443)         (8,439)        (27,310)
     Cash and due from banks
      Beginning of period                                                        145,407         143,831         135,966
                                                                               ---------       ---------       ---------
      End of period                                                            $ 127,964         135,392       $ 108,656
                                                                               =========       =========       =========

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

F. REDEEMABLE CLASS A COMMON STOCK. At September 30, 2000, the 960,000 class A shares were generally redeemable at $28.20 per share. Since January 1, 2000 and through September 30, 2000, options to call 70,251.5094 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's Subsidiaries. During the same period, a total of 2,676 shares changed hands directly between individuals.

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

H. COMPREHENSIVE INCOME. The Company reported comprehensive income for the third quarter of 2000 of $15.8 million, up from the $12.8 million reported for the third quarter of 1999. On a year-to-date basis, comprehensive income was $37.4 million, as compared to the $19.8 million earned in the first nine months of 1999. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on securities available for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary

Bremer Financial Corporation (the "Company") recorded net income of $11.7 million for the third quarter of 2000, a 12.8% increase from the $10.4 million earned in the third quarter of 1999. On a year-to-date basis, earnings were $33.8 million, up 16.5% from the $29.0 million earned in the first nine months of 1999. Contributing positively to earnings in the first nine months of 2000 were a 12.0% or $12.1 million increase in net interest income, a 2.3% or $877 thousand increase in noninterest income, and a decrease in the provision for loan losses of 3.0% or $194 thousand. Partially offsetting these increases to income was a 5.6% or $5.0 million increase in noninterest expense.

Return on average assets ("ROA") was 1.14% for the third quarter of 2000, compared to 1.09% reported for the same period in 1999. For the first nine months of 2000, ROA increased to 1.13% from 1.10% reported in 1999. Return on average realized equity ("RORE") was 13.61% for the third quarter of 2000, compared to 13.12% for the same quarter of 1999. On a year-to-date basis, RORE was 13.48%, compared to 12.59% recorded for the first nine months of 1999. Table I presents a summary of the components affecting the change in year-to-date return on assets from September 30, 1999 to September 30, 2000.

Shareholder's Equity and Dividends

Shareholder's equity and redeemable class A common stock totaled $338.4 million at September 30, 2000, representing a book value per share of $28.20, an 8.7% increase from $25.94 at September 30, 1999. A dividend of $.33 per share was paid during the third quarter of 2000, remaining unchanged since the first quarter of 1998. Table II presents various regulatory capital ratios.

Securities classified as available for sale are recorded at market value on the Company's balance sheet, with unrealized gains or losses, net of tax, included in shareholder's equity. The net unrealized gain or loss in shareholder's equity had the effect of decreasing the book value per share by $.57 as of September 30, 2000 and by $.41 as of September 30, 1999.

Net Interest Income

Tax-equivalent net interest income for the third quarter of 2000 was $40.3 million, an increase of $1.9 million or 5.0% from the third quarter of 1999. The net interest margin dropped eleven basis points to 4.18% in the third quarter of 2000 from 4.29% reported in the third quarter of 1999. On a year-to-date basis, tax-equivalent net interest income was $119.4 million, an increase of $12.7 million or 11.9% over the $106.7 million realized in the first nine months of 1999. Table III presents the quarter-to-quarter comparison of tax-equivalent net interest income and net interest margins.

The Company uses various tools to assess its current interest rate sensitivity position, such as gap analysis, simulation of future net interest income, and a valuation model which measures the sensitivity of balance sheet valuations to changes in interest rates. In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows generated. The impact on valuations is then calculated for a 200 basis point rate shock. At September 30, 2000, the valuation model indicates that the value of assets would decline 3.5% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity would decrease by 10.5% from a 200 basis point increase in interest rates.

Nonperforming Assets

Table VI shows the details of nonperforming assets at September 30, 2000, December 31, 1999 and September 30, 1999. Nonperforming assets, which include nonperforming loans and leases and other real estate owned ("OREO"), were $15.5 million at September 30, 2000. This total represents a decrease of $1.7 million from December 31, 1999 and a decrease of $1.5 million from September 30, 1999. Nonperforming assets as a percentage of total loans, leases and OREO decreased to .54% as of September 30, 2000 from .68% as of December 31, 1999, and from
 .68% as of September 30, 1999, while the level of at-risk performing loans and leases (with an internal loan review rating of either substandard, doubtful or loss) decreased $11.6 million or 11.7% to $87.9 million at September 30, 2000 from $99.5 million at September 30, 1999.

Nonperforming loans and leases, which include nonaccrual and restructured loans and leases, were $14.5 million at September 30, 2000, representing decreases of $2.2 million and $2.0 million from December 31, 1999 and September 30, 1999, respectively. The ratio of nonperforming loans and leases to total loans and leases decreased to .50% at September 30, 2000 from .65% as of December 31, 1999, and .66% at September 30, 1999. The ratio of nonperforming assets and past due loans and leases to total loans, leases and OREO increased to .90% at September 30, 2000 from .86% at December 31, 1999, and from .77% reported at September 30, 1999. The ratio of classified loans and leases to total loans and leases declined to 3.5% as of September 30, 2000 from 4.6% as of September 30, 1999.

OREO, which includes real estate acquired in loan settlements, increased to $964 thousand at September 30, 2000 from $527 thousand at December 31, 1999 and from the $525 thousand reported at September 30, 1999.

Reserve for Credit Losses

The reserve for credit losses increased by $4.3 million from the $40.8 million reported on September 30, 1999, while the reserve to outstanding loans and leases ratio decreased to 1.56% on September 30, 2000 from 1.63% reported on September 30, 1999. Net charge-offs were $3.4 million during the first nine months of 2000 as compared to $4.9 million for the same period in 1999. Table VII presents the activity in the reserve for credit losses.

The Company's reserve for credit losses was 310.7% of nonperforming loans and leases at September 30, 2000 compared to 251.5% at December 31, 1999 and 247.0% at September 30, 1999. Management believes the current reserve is adequate to cover the risks inherent in the portfolio, including the risk of nonperforming loans and leases that have been identified for careful monitoring.

Noninterest Income

As presented in Table VIII, noninterest income was $13.8 million during the third quarter of 2000 compared to $12.7 million for the third quarter of 1999, representing a $1.1 million or 8.9% increase. On a year-to-date basis, noninterest income was $39.3 million compared to $38.4 million in 1999, an increase of $877 thousand or 2.3%. Excluding a $1.9 million gain on sale of securities recognized in the first nine months of 1999, noninterest income increased by $2.5 million or 6.7% when comparing the first nine months of 1999 and 2000.

Noninterest Expense

As presented in Table IX, noninterest expense increased $283 thousand or .9% in the third quarter of 2000 compared to the third quarter of 1999. On a year-to-date basis, noninterest expense was $94.5 million compared to $89.5 million in 1999, an increase of $5.0 million or 5.6%.

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. The Company's efficiency ratio was 57.80% for the first nine months of 2000 compared to 61.08% for the same period in 1999. Increases in tax-equivalent net interest income and recurring noninterest income of 11.9% and 8.8%, respectively, more than offset the 5.2% increase in recurring noninterest expense.

Taxes

Comparing the first nine months of 2000 to the first six months of 1999, the Company's effective tax rate increased from 33.7% to 34.9%.

Balance Sheet Growth

Assets

Average total assets increased $460.4 million or 13.1% from the first nine months of 1999 to the first nine months of 2000, while average earning assets increased by $430.1 million or 13.0% when comparing the same two periods. Acquired entities accounted for a significant portion of this increase.

Loans and Leases

In the first nine months of 2000, average loans and leases increased $454.3 million or 20.1% when compared to the first nine months of 1999. Average loans and leases in the third quarter of 2000 increased $402.7 million or 16.5% from the third quarter of 1999.

Average loan volume during 2000 compared to 1999 was driven by commercial real estate, commercial, and residential real estate loans, which increased $160.6 million, $132.5 million, and $132.9 million, respectively. Consumer and tax exempt loans increased $38.9 million and $14.0 million, respectively, while agricultural loans decreased by $24.7 million. The Company is not involved in highly-leveraged transaction lending or lending to foreign countries.

Securities

Average securities, excluding any unrealized gains or losses, decreased $25.6 million or 2.5% during the first nine months of 2000 from the first nine months of 1999. During this same period, average taxable and average tax-exempt securities decreased by $36.0 million and increased by $10.4 million, respectively. The average maturity of the portfolio was 69 months at September 30, 2000, with an average yield to maturity on the $939.5 million portfolio of 7.1%. The held to maturity securities had unrealized gains of $1.9 million and unrealized losses of $1.2 million as of September

30, 2000. In accordance with FAS No. 115, the available for sale investments are recorded inclusive of any unrealized gains or losses.

Liabilities

Comparing the first nine months of 2000 to the first nine months of 1999, average interest bearing liabilities increased $394.1 million or 13.9%, while average deposits increased $331.8 million or 12.6%. Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank advances, and an unsecured revolving credit facility, increased $46.0 million or 11.9%. Average long-term debt, which consists primarily of Federal Home Loan Bank advances and $65 million of privately-placed senior debt, increased $63.8 million or 43.7% due mostly to the issuance of senior debt.

The senior debt, which consists of $46 million of five year notes with an 8.27% coupon and $19 million of seven year notes with an 8.47% coupon, was incurred in November 1999, and the debt proceeds were used primarily to fund acquisition activity.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS

                                                       NINE MONTHS ENDED SEPTEMBER 30             THREE MONTHS ENDED SEPTEMBER 30
                                                     2000            1999         CHANGE        2000           1999         CHANGE
                                                  ----------      ----------    ----------   ----------      ----------   ----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
       Total interest income                      $  232,875      $  192,509        21.0%    $   81,642      $   69,870        16.8%
       Net interest income                           113,447         101,279        12.0         38,244          36,539         4.7
       Net interest income (1)                       119,430         106,683        11.9         40,308          38,373         5.0
       Provision for credit losses                     6,310           6,504        (3.0)         2,524           1,799        40.3
       Noninterest income                             39,256          38,379         2.3         13,817          12,693         8.9
       Noninterest expense                            94,517          89,476         5.6         31,660          31,377         0.9
       Net income                                     33,754          28,977        16.5         11,676          10,355        12.8
       Dividends                                      11,880          11,880        --            3,960           3,960        --

AVERAGE BALANCES
       Assets                                      3,979,955       3,519,603        13.1      4,081,373       3,768,024         8.3
       Loans and leases                            2,713,783       2,259,484        20.1      2,845,194       2,442,483        16.5
       Securities                                  1,016,897       1,042,534        (2.5)       975,060       1,091,852       (10.7)
       Deposits                                    2,960,177       2,628,400        12.6      3,048,945       2,809,266         8.5
       Redeemable class A common stock                26,051          24,587         6.0         26,598          24,551         8.3
       Shareholder's equity                          299,582         282,734         6.0        305,883         282,357         8.3

PERIOD-END BALANCES
       Assets                                      4,100,737       3,805,248         7.8
       Loans and leases                            2,888,580       2,499,242        15.6
       Securities                                    939,468       1,041,494        (9.8)
       Deposits                                    3,093,078       2,816,572         9.8
       Redeemable class A common stock                27,071          24,903         8.7
       Shareholder's equity                          311,317         286,389         8.7

FINANCIAL RATIOS
       Return on assets (2)                             1.13%           1.10%       --             1.14%           1.09%       --
       Return on realized equity (3)(4)                13.48           12.59        --            13.61           13.12        --
       Average equity/assets (3)(4)                     8.40            8.74        --             8.36            8.31        --
       Tangible equity to assets (3)(4)                 7.30            8.24        --             7.23            7.67        --
       Dividend payout                                 35.20           41.00        --            33.92           38.24        --
       Net interest margin (1)                          4.26            4.30        --             4.18            4.29        --
       Efficiency ratio                                57.80           61.08        --            57.10           59.64        --
       Net charge-offs/average loans and leases         0.17            0.29        --             0.33            0.21        --
       Reserve/period-end loans and leases              1.56            1.63        --             1.56            1.63        --

PER SHARE OF COMMON STOCK (3)
       Net income-basic                           $     2.81      $     2.41        16.5%    $     0.97      $     0.86        12.8%
       Dividends paid                                   0.99            0.99        --             0.33            0.33        --
       Book value                                      28.20           25.94         8.7          28.20           25.94         8.7
       Realized book value (4)                         28.77           26.35         9.2          28.77           26.35         9.2

(1) Tax-equivalent basis (TEB).
(2) Calculation is based on income before minority interests.
(3) Calculation is based on 12,000,000 shares, including redeemable class A common stock.
(4) Excluding net unrealized gain (loss) on securities available for sale.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     TABLE I
                           CHANGES IN RETURN ON ASSETS
                                                                    Year-to-Date
                                                                    September 30
                                                                    2000 vs 1999
                                                                    ------------
Return on assets, prior year                                           1.10%
                                                                       ----
Increases

       Salaries and wages                                              0.08
       Provision for credit losses                                     0.04
       Employee benefits                                               0.04
       Data processing fees                                            0.02
       Printing, postage, and office supplies                          0.02
       Service charges                                                 0.02
       Furniture and equipment                                         0.02
                                                                       ----
            Total increases                                            0.24
                                                                       ----
Decreases

       Security gains/losses                                           0.06
       Fees on loans/leases                                            0.05
       Goodwill amortization                                           0.03
       Insurance commissions                                           0.03
       Gain on sale of other assets                                    0.02
       Other items (net)                                               0.02
                                                                       ----
            Total decreases                                            0.21
                                                                       ----
Return on assets, current period                                       1.13%
                                                                       ====

                                    TABLE II
                               CAPITAL RATIOS (1)


                            September 30   December 31  September 30  Regulatory
                               2000           1999         1999        Minimums
                            ------------   -----------  ------------  ----------
Equity to assets(2)             8.42%          8.40%        8.31%          - %
Tangible equity to assets(2)    7.31           7.40         7.29           -
Tier I capital(3)               9.94          10.42        10.40          4.00
Tier I and tier II capital(3)  11.19          11.67        11.65          8.00
Leverage ratio(3)               7.31           7.48         7.33          3.00


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

                                    TABLE III
                       NET INTEREST INCOME / MARGINS (TEB)


================================================================================
                                          Net                Net
                                       Interest           Interest
(DOLLARS IN THOUSANDS)                  Income             Margin
--------------------------------------------------------------------------------

Quarter
-------
2000
       Third                            $ 40,308                4.18 %
       Second                             40,259                4.27
       First                              38,863                4.32

1999
       Fourth                             39,687                4.43
       Third                              38,373                4.29
       Second                             34,779                4.30
       First                              33,531                4.33

1998
       Fourth                             34,196                4.34
       Third                              33,270                4.27
       Second                             32,686                4.31
       First                              31,527                4.32

1997
       Fourth                             32,790                4.47
       Third                              31,974                4.40
       Second                             30,570                4.45
       First                              28,835                4.41

                                    TABLE IV
                      CHANGES IN NET INTEREST INCOME (TEB)

                                              ========================     =======================
                                                 Nine Months Ended            Three Months Ended
                                                    September 30                 September 30
                                                    2000 vs 1999                 2000 vs 1999
                                              ========================     =======================
                                               (DOLLARS IN THOUSANDS)       (DOLLARS IN THOUSANDS)
                                                Net            Net            Net           Net
                                              Interest       Interest       Interest      Interest
                                               Income         Margin         Income        Margin
                                              ---------      ---------     ---------      --------
CHANGE IN VOLUME
     Earning assets                           $  25,673                    $   5,811
     Interest  bearing liabilities              (12,716)                      (2,780)
                                              ---------                    ---------
                                                 12,957                        3,031

CHANGE IN INTEREST RATE SPREAD
     Earning assets                              11,843          0.42%         4,854          0.50%
     Interest  bearing liabilities              (14,834)        (0.53)        (7,041)        (0.73)
                                              ---------      ---------     ---------      --------
                                                 (2,991)        (0.11)        (2,187)        (0.23)

CHANGE IN PRODUCT MIX
     Earning assets                               2,903          0.10          1,309          0.14
     Interest  bearing liabilities                 (314)        (0.01)          (245)        (0.03)
                                              ---------      ---------     ---------      --------
                                                  2,589          0.09          1,064          0.11

CHANGE DUE TO NUMBER OF DAYS
     Earning assets                                 725          0.03             --           --
     Interest  bearing liabilities                 (334)        (0.01)            --           --
                                              ---------      ---------     ---------      --------
                                                    391          0.02             --           --
OTHER CHANGES
     Nonaccruing loans                               21          0.00             69          0.01
     Yield-related loan fees                        (92)         0.00            (42)          --
     30/360 investment adjustment                  (128)        (0.01)            --           --
     Free funds                                      --         (0.03)            --           --
                                              ---------      ---------     ---------      --------
                                                   (199)        (0.04)            27          0.01

CHANGE IN NET INTEREST INCOME                    12,747         (0.04)         1,935         (0.11)

     Net interest income, prior period          106,683          4.30         38,373          4.29
                                              ---------      ---------     ---------      --------
     Net interest income, current period      $ 119,430          4.26%     $  40,308          4.18%
                                              =========     =========      =========     =========

                                     TABLE V
                      CHANGES IN NET INTEREST INCOME (TEB)


                                     Nine Months Ended September 30
                                              2000 vs 1999
                                  -----------------------------------
                                             (IN THOUSANDS)
                                   Volume     Yield/Rate(1)    Total
                                  --------     --------      --------
INCREASE (DECREASE) IN:

  INTEREST INCOME
    Loans and leases              $ 19,097     $ 18,934      $ 38,031
    Taxable securities               4,980       (2,980)        2,000
    Tax-exempt securities            1,535         (772)          763
    Interest bearing deposits           --           --            --
    Federal funds sold                  50            5            55
    Other earning assets                11           85            96
                                  --------     --------      --------
       Total                        25,673       15,272        40,945

  INTEREST EXPENSE
    Savings deposits                 2,277        5,879         8,156
    Other time deposits              7,597        3,354        10,951
    Short-term borrowings            1,991        2,928         4,919
    Long-term debt                     851        3,321         4,172
                                  --------     --------      --------
       Total                        12,716       15,482        28,198
                                  --------     --------      --------
NET INTEREST INCOME               $ 12,957     $   (210)     $ 12,747
                                  ========     ========      ========

(1) ALL CHANGES IN NET INTEREST INCOME, OTHER THAN THOSE DUE TO VOLUME, HAVE BEEN ALLOCATED TO YIELD/RATE.

                                    TABLE VI
                              NONPERFORMING ASSETS

                                                           SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                               2000          1999          1999
                                                              -------       -------       -------
                                                                    (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases                                   $14,455       $16,608       $16,476
Restructured loans and leases                                      50            48            45
                                                              -------       -------       -------
      Total nonperforming loans and leases                     14,505        16,656        16,521
Other real estate owned (OREO)                                    964           527           525
                                                              -------       -------       -------
      Total nonperforming assets                              $15,469       $17,183       $17,046
                                                              =======       =======       =======
Past due loans and leases *                                   $10,513       $ 4,753       $ 2,120
                                                              =======       =======       =======
Nonperforming loans and leases to total loans and leases         0.50%         0.65%         0.66%
Nonperforming assets to total loans, leases and OREO             0.54          0.68          0.68
Nonperforming assets and past due loans and leases* to
      total loans, leases and OREO                               0.90          0.86          0.77
Reserve to nonperforming loans and leases                      310.73        251.53        246.96
Reserve to total loans and leases                                1.56          1.65          1.63

* PAST DUE LOANS AND LEASES INCLUDE ACCRUING LOANS AND LEASES 90 DAYS OR MORE PAST DUE.

                                    TABLE VII
                            RESERVE FOR CREDIT LOSSES


                                             NINE MONTHS ENDED SEPTEMBER 30
                                             ------------------------------
                                                 2000              1999
                                             -------------    -------------
                                                    (IN THOUSANDS)
Beginning of period                            $ 41,895         $ 37,019
       Charge-offs                               (4,465)          (5,758)
       Recoveries                                 1,037              829
                                             -------------    -------------
            Net charge-offs                      (3,428)          (4,929)
       Provision for credit losses                6,310            6,504
       Reserve related to acquired assets           294            2,207
                                             -------------    -------------
End of period                                  $ 45,071         $ 40,801
                                             =============    =============

                                   TABLE VIII
                               NONINTEREST INCOME

                                        NINE MONTHS ENDED
                                           SEPTEMBER 30            INCREASE/(DECREASE)
                                       --------------------      -----------------------
                                         2000         1999        DOLLAR         PERCENT
                                       -------      -------      -------         -------
                                                       (IN THOUSANDS)
Service charges                        $16,527      $14,071      $ 2,456          17.45%
Insurance                                6,472        6,474           (2)         (0.03)
Trust                                    6,766        5,804          962          16.57
Brokerage                                4,169        3,547          622          17.54
Gain on sale of loans                    1,886        2,788         (902)        (32.35)
Gain on sale of other assets               102          769         (667)        (86.74)
Other                                    3,067        3,075           (8)         (0.26)
                                       -------      -------      -------
   Operating noninterest income         38,989       36,528        2,461           6.74
Gain (loss) on sale of securities          267        1,851       (1,584)            NM
                                       -------      -------      -------
   Total                               $39,256      $38,379      $   877           2.29%
                                       =======      =======      =======


                                        THREE MONTHS ENDED
                                           SEPTEMBER 30            INCREASE/(DECREASE)
                                       --------------------       ----------------------
                                        2000         1999         DOLLAR        PERCENT
                                       -------      -------       ------        -------
                                                       (IN THOUSANDS)

Service charges                        $ 5,701      $ 5,156      $   545          10.57%
Insurance                                2,310        2,448         (138)         (5.64)
Trust                                    2,314        2,072          242          11.68
Brokerage                                1,254        1,232           22           1.79
Gain on sale of loans                      820          776           44           5.67
Gain on sale of other assets                30           76          (46)        (60.53)
Other                                    1,037          929          108          11.63
                                       -------      -------      -------
   Operating noninterest income         13,466       12,689          777           6.12
Gain (loss) on sale of securities          351            4          347             NM
                                       -------      -------      -------
   Total                               $13,817      $12,693      $ 1,124           8.86%
                                       =======      =======      =======

                                    TABLE IX
                               NONINTEREST EXPENSE

                                             NINE MONTHS ENDED
                                               SEPTEMBER 30            INCREASE/(DECREASE
                                           --------------------      -----------------------
                                             2000         1999       DOLLAR          PERCENT
                                           -------      -------      -------         -------
                                                       (DOLLARS IN THOUSANDS)
Salaries and wages                         $43,679      $40,649      $ 3,030           7.45%
Employee benefits                           10,642       10,451          191           1.83
Occupancy                                    5,796        4,976          820          16.48
Furniture and equipment                      7,155        6,733          422           6.27
Printing, postage and office supplies        4,266        4,333          (67)         (1.55)
Marketing                                    3,499        3,393          106           3.12
Data processing fees                         5,387        5,167          220           4.26
Professional fees                            2,142        2,073           69           3.33
Other real estate owned                         71           79           (8)        (10.13)
Minority interest in earnings                   21           26           (5)        (19.23)
FDIC premiums and examination fees           1,252          953          299          31.37
Goodwill and other intangibles               2,779        1,971          808          40.99
Other                                        7,828        8,672         (844)         (9.73)
                                           -------      -------      -------
     Total                                 $94,517      $89,476      $ 5,041           5.63%
                                           =======      =======      =======


                                             THREE MONTHS ENDED
                                                  SEPTEMBER 30         INCREASE/(DECREASE)
                                           --------------------      -----------------------
                                             2000         1999        DOLLAR         PERCENT
                                           -------      -------      -------        --------
                                                             (IN THOUSANDS)

Salaries and wages                         $14,849      $14,262      $   587            4.12%
Employee benefits                            3,380        3,509         (129)          (3.68)
Occupancy                                    1,957        1,654          303           18.32
Furniture and equipment                      2,370        2,343           27            1.15
Printing, postage and office supplies        1,359        1,507         (148)          (9.82)
Marketing                                    1,204        1,132           72            6.36
Data processing fees                         1,835        1,759           76            4.32
Professional fees                              672          716          (44)          (6.15)
Other real estate owned                         28           31           (3)          (9.68)
Minority interest in earnings                   --           11          (11)        (100.00)
FDIC premiums and examination fees             458          319          139           43.57
Goodwill and other intangibles                 949          884           65            7.35
Other                                        2,599        3,250         (651)         (20.03)
                                           -------      -------      -------
     Total                                 $31,660      $31,377      $   283            0.90%
                                           =======      =======      =======

                               BFC CORP - EXTERNAL
               AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                              TAX EQUIVALENT BASIS

(DOLLARS IN THOUSANDS)
                                            September 2000 Actual - YTD                September 1999 Actual - YTD
                                      -----------------------------------------  ----------------------------------------   --------
                                        Average                           Rate/    Average                          Rate/   % Change
                                        Balance         Interest          Yield    Balance         Interest         Yield    Avg Bal
                                      -----------      -----------        -----  -----------      -----------       -----    -------
ASSETS
Loans and Leases (net of unearned
 discount)
   Commercial                         $   657,821      $    46,301        9.40% $   525,302      $    34,146        8.69%     25.23%
   Commercial Real Estate                 744,565           50,065        8.98      583,989           37,636        8.62      27.50
   Agricultural                           422,088           29,401        9.30      446,782           29,076        8.70      (5.53)
   Residential Real Estate                533,048           35,173        8.81      400,129           25,756        8.61      33.22
   Consumer                               286,141           19,350        9.03      247,177           16,602        8.98      15.76
   Tax Exempt                              70,120            4,959        9.45       56,105            4,002        9.54      24.98
                                      -----------      -----------               -----------      -----------
      TOTAL LOANS AND LEASES            2,713,783          185,249        9.12    2,259,484          147,218        8.71      20.11

   Reserve for Credit Losses              (44,228)                                  (38,861)                                  13.81
                                      -----------                                -----------
      NET LOANS AND LEASES              2,669,555                                 2,220,623                                   20.22

   Mortgage Backed Securities             656,198           32,651        6.65      757,582           34,545        6.10     (13.38)
   Taxable Other                          150,498            7,739        6.87       85,110            3,845        6.04      76.83
   Tax Exempt                             210,201           12,595        8.00      199,842           11,832        7.92       5.18
                                      -----------      -----------               -----------      -----------
      TOTAL SECURITIES                  1,016,897           52,985        6.96    1,042,534           50,222        6.44      (2.46)

Total Fed Funds Sold                        9,221              442        6.40       11,251              387        4.60     (18.04)
Other earning assets                        5,655              182        4.30        2,197               86        5.23     157.40
                                      -----------      -----------               -----------      -----------
      TOTAL EARNING ASSETS              3,745,556          238,858        8.52    3,315,466          197,913        7.98      12.97

Total Cash & Due from Banks               119,497                                   115,717                                    3.27
Nonearning assets                         159,130                                   127,281                                   25.02
                                      -----------                                -----------
      TOTAL ASSETS                    $ 3,979,955                               $ 3,519,603                                   13.08
                                      ===========                               ============
LIABILITIES AND STOCKHOLDERS EQUITY
Non-Interest Bearing Deposits         $   380,707                               $   333,235                                   14.25
Interest Bearing Deposits
   Savings and NOW accounts               315,134            2,984        1.26      294,655            2,603        1.18       6.95
   Money Market Checking                  165,066            1,172        0.95      160,830            1,104        0.92       2.63
   Money Market Savings                   566,028           20,338        4.80      458,473           12,631        3.68      23.46
   Savings Certificates                 1,292,325           54,869        5.67    1,169,257           46,097        5.27      10.53
   Certificates over $100K                240,917           10,585        5.87      211,950            8,406        5.30      13.67
                                      -----------      -----------               -----------      -----------
      TOTAL INTEREST BEARING DEPOSITS   2,579,470           89,948        4.66    2,295,165           70,841        4.13      12.39

      TOTAL DEPOSITS                    2,960,177                                 2,628,400                                   12.62

   Total Short Term Borrowings            432,633           19,203        5.93      386,646           14,284        4.94      11.89
   Total Long Term Debt                   209,931           10,277        6.54      146,056            6,105        5.59      43.73
                                      -----------      -----------               -----------      -----------
      TOTAL INTEREST BEARING
        LIABILITIES                     3,222,034          119,428        4.95    2,827,867           91,230        4.31      13.94
Other liabilities                          51,050                                    48,324                                    5.64

      TOTAL LIABILITIES                 3,653,791                                 3,209,426                                   13.85

Minority Interest                             532                                       940                                  (43.40)
Redeemable Preferred Stock                      0                                     1,916                                 (100.00)
Redeemable Class A Common Stock            26,051                                    24,587                                    5.95
Shareholder's equity                      299,582                                   282,734                                    5.96
                                      -----------                                -----------
      TOTAL LIABILITIES AND EQUITY    $ 3,979,955                               $ 3,519,603                                   13.08
                                      ===========                               ============
Net Interest Income                                    $   119,430                               $   106,683
                                                       ===========                               ============
Gross Spread                                                              3.57%                                     3.67%

Percent of earning assets
   Interest Income                                                        8.52                                      7.98
   Interest Cost                                                          4.26                                      3.68
                                                                          -----                                     -----
      NET INTEREST MARGIN                                                 4.26%                                     4.30%
   Interest bearing liabilities to
      earning assets                                                     86.02%                                    85.29%

                               BFC CORP - EXTERNAL
               AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES FOR THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                              TAX EQUIVALENT BASIS

(DOLLARS IN THOUSANDS)
                                            September 2000 Actual - QTD                September 1999 Actual - QTD
                                      -----------------------------------------  ----------------------------------------   --------
                                        Average                           Rate/    Average                          Rate/   % Change
                                        Balance         Interest          Yield    Balance         Interest         Yield    Avg Bal
                                      -----------      -----------        -----  -----------      -----------       -----    -------
ASSETS
Loans and Leases (net of unearned
 discount)
    Commercial                        $   688,814     $    16,473        9.51%  $   589,466      $    13,036        8.77%     16.85%
    Commercial Real Estate                760,154          17,503        9.16       615,651           13,414        8.64      23.47
    Agricultural                          444,192          10,663        9.55       476,563           10,486        8.73      (6.79)
    Residential Real Estate               576,665          12,961        8.94       442,538            9,610        8.62      30.31
    Consumer                              297,217           6,848        9.17       258,097            5,814        8.94      15.16
    Tax Exempt                             78,152           1,848        9.41        60,168            1,408        9.28      29.89
                                      -----------      -----------               -----------      -----------
       TOTAL LOANS AND LEASES           2,845,194          66,296        9.27     2,442,483           53,768        8.73      16.49

    Reserve for Credit Losses             (45,637)                                  (40,732)                                  12.04
                                      -----------                                -----------
       NET LOANS AND LEASES             2,799,557                                 2,401,751                                   16.56

    Mortgage Backed Securities            618,212          10,372        6.67       757,081           11,724        6.14     (18.34)
    Taxable Other                         146,422           2,562        6.96       134,298            2,059        6.08       9.03
    Tax Exempt                            210,426           4,209        7.96       200,473            3,964        7.84       4.96
                                      -----------      -----------               -----------      -----------
       TOTAL SECURITIES                   975,060          17,143        6.99     1,091,852           17,747        6.45     (10.70)

Total Fed Funds Sold                       11,097             190        6.81        12,790              158        4.90     (13.24)
Other earning assets                        5,706              77        5.37         2,370               32        5.36     140.76
                                      -----------      -----------               -----------      -----------
       TOTAL EARNING ASSETS             3,837,057          83,706        8.68     3,549,495           71,705        8.01       8.10

Total Cash & Due from Banks               124,609                                   126,660                                   (1.62)
Nonearning assets                         165,344                                   132,601                                   24.69
                                      -----------                                -----------
       TOTAL ASSETS                   $ 4,081,373                               $ 3,768,024                                    8.32
                                      ===========                               ============
LIABILITIES AND STOCKHOLDERS EQUITY
Non-Interest Bearing Deposits         $   393,613                               $   371,302                                    6.01
Interest Bearing Deposits
    Savings and NOW accounts              306,621             954        1.24       318,563              988        1.23      (3.75)
    Money Market Checking                 157,910             388        0.98       165,836              384        0.92      (4.78)
    Money Market Savings                  599,279           7,783        5.17       494,378            4,628        3.71      21.22
    Savings Certificates                1,351,427          20,303        5.98     1,235,592           16,165        5.19       9.37
    Certificates over $100K               240,095           3,753        6.22       223,595            3,030        5.38       7.38
                                      -----------      -----------               -----------      -----------
       TOTAL INTEREST BEARING
        DEPOSITS                        2,655,332          33,181        4.97     2,437,964           25,195        4.10       8.92

       TOTAL DEPOSITS                   3,048,945                                 2,809,266                                    8.53

    Total Short Term Borrowings           432,975           6,810        6.26       437,497            5,521        5.01      (1.03)
    Total Long Term Debt                  206,708           3,407        6.56       165,878            2,616        6.26      24.61
                                      -----------      -----------               -----------      -----------
       TOTAL INTEREST BEARING
        LIABILITIE                      3,295,015          43,398        5.24     3,041,338           33,332        4.35       8.34
Other liabilities                          60,114                                    45,859                                   31.08

       TOTAL LIABILITIES                3,748,742                                 3,458,499                                    8.39

Minority Interest                             150                                       934                                  (83.94)
Redeemable Preferred Stock                      0                                     1,683                                 (100.00)
Redeemable Class A Common Stock            26,598                                    24,551                                    8.34
Shareholder's equity                      305,883                                   282,357                                    8.33
                                      -----------                                -----------

       TOTAL LIABILITIES AND EQUITY   $ 4,081,373                               $ 3,768,024                                    8.32
                                      ===========                               ============
Net Interest Income                                   $    40,308                                $    38,373
                                                       ===========                               ============
Gross Spread                                                             3.44%                                      3.67%

Percent of earning assets
    Interest Income                                                      8.68                                       8.01
    Interest Cost                                                        4.50                                       3.73
                                                                         -----                                      -----
       NET INTEREST MARGIN                                               4.18%                                      4.29%
    Interest bearing liabilities to
     earning assets                                                     85.87%                                     85.68%

                           PART II - OTHER INFORMATION

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

(b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 2000 or during the period from September 30, 2000 to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2000               BREMER FINANCIAL CORPORATION


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