Form 10-K405
period 2000-12-31
BREMER FINANCIAL CORPORATION
filed 2001-03-30
CIK 846616

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the $29.50 per share book value of the shares of class A common stock of the Company as of December 31, 2000, the aggregate value of the Company's shares of class A common stock held by employees and directors as of such date was approximately $28.3 million.

As of March 30, 2001, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                          BREMER FINANCIAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                      INDEX

                                                                            Page

Documents Incorporated by Reference........................................   ii
Cross Reference Sheet......................................................  iii

PART I

Item 1.     Business.......................................................   1

Item 2.     Properties.....................................................  10

Item 3.     Legal Proceedings..............................................  10

Item 4.     Submission of Matters to a Vote of Security Holders............  11

PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters....................................  11

Item 6.     Selected Financial Data........................................  13

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................  14

Item 8.     Financial Statements and Supplementary Data....................  31

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........................  54

PART III

Item 10 through Item 13.
See "Documents Incorporated by Reference" (Page ii)........................  54

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K...........................................  54

Signatures   ..............................................................  57

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:

PARTS OF ANNUAL REPORT ON FORM 10-K          DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------          -----------------------------------

PART II

Item 5. Market for Registrant's Common     Reference is made to the portions
        Equity and Related Stockholder     described herein of the final
        Matters                            Prospectus of the Company dated
                                           April 20, 1989 filed with the
                                           Securities and Exchange Commission
                                           on April 20, 1989.

PART III

Item 10. Directors and Executive           Reference is made to the Registrant's
         Officers of the Registrant        definitive proxy statement ("Proxy
                                           Statement"), which will be filed with
                                           the Securities and Exchange
                                           Commission ("Commission") within 120
                                           days after December 31, 2000.

Item 11. Executive Compensation            Reference is made to the Registrant's
                                           Proxy Statement.

Item 12. Security Ownership of Certain     Reference is made to the Registrant's
         Beneficial Owners and             Proxy Statement.
         Management

Item 13. Certain Relationships and         Reference is made to the Registrant's
         Related Transactions              Proxy Statement.


           (The remainder of this page was intentionally left blank.)

                              CROSS REFERENCE SHEET

                            BETWEEN ITEMS IN PART III
                                OF FORM 10-K AND
                                 PROXY STATEMENT
         PURSUANT TO PARAGRAPH G-4 OF GENERAL INSTRUCTIONS TO FORM 10-K

                                                             SUBJECT HEADINGS
ITEM NUMBER AND CAPTION                                     IN PROXY STATEMENT
-----------------------                                     ------------------

Item 10. Directors and Executive Officers of the          Election of Directors
         Registrant

Item 11. Executive Compensation                           Election of Directors

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                            Principal Stockholders

Item 13. Certain Relationships and Related Transactions   Election of Directors


           (The remainder of this page was intentionally left blank.)

                                     PART I

Certain statements in this Annual Report on Form 10-K and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities Exchange Act of 1934, as amended ("Exchange Act"). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in "Risk Factors" filed with this Annual Report on Form 10-K as
Exhibit 99.4, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

ITEM 1. BUSINESS

GENERAL

Bremer Financial Corporation is a regional financial services company with $4.2 billion in assets as of December 31, 2000, operating 11 subsidiary banks and 101 offices in Minnesota, Wisconsin and North Dakota. We offer a wide range of banking and related products and services, including transaction and savings deposits, commercial, consumer, agricultural and real estate loans, mortgage origination services, insurance, trust, and retail brokerage services. From December 31, 1996 to December 31, 2000, we increased our asset base from $2.9 billion to $4.2 billion, resulting from a combination of internal growth and growth through bank and branch acquisitions within our three-state market area. During the same period, our loans and leases increased from $1.8 billion to $2.9 billion, and our deposits increased from $2.3 billion to $3.1 billion. Giving pro forma effect to the pending Branch Acquisition (described below), we would have had assets of nearly $4.8 billion, loans and leases of $3.2 billion, and deposits of $3.9 billion as of year-end 2000.

BUSINESS DEVELOPMENTS IN 2000

     In March 2000 we acquired, for cash in a purchase transaction, the stock of Northwest Equity Corp. of Amery, Wisconsin, and its wholly-owned subsidiary, Northwest Savings Bank, with offices in Amery, New Richmond, and Siren, Wisconsin. In May 2000, Northwest Savings Bank was merged with and into our subsidiary bank in Wisconsin, which added about $91.8 million in assets and $61.6 million in deposits to that bank and resulted in the closing of duplicate facilities in Siren and Amery, Wisconsin.

     In 2000, a number of affiliated business combinations involving our wholly-owned subsidiaries were consummated for the purposes of improving operational efficiencies and streamlining administrative oversight. On June 1, 2000, Bremer Bank, National Association, Breckenridge, Minnesota, merged with and into Bremer Bank, National Association, Alexandria, Minnesota. On June 23, 2000, Bremer Bank, National Association, Moorhead, Minnesota consummated an interim bank merger pursuant to 12 U.S.C. paragraph 215a. As a result of this interim merger, the common stock owned by the minority shareholders of the Moorhead Bank was cancelled and converted into the right to receive cash.

     Effective August 1, 2000, Bremer Bank, National Association, Crookston, Minnesota, merged with and into Bremer Bank, National Association, Grand Forks, North Dakota. On September 1, 2000, Bremer Services, Inc., the Company's centralized operations subsidiary in West St. Paul, Minnesota, merged with and into Bremer Financial Services, Inc., of St. Paul, Minnesota, its affiliated management and bank services company. And on November 1, 2000, Bremer Bank, National Association, Detroit Lakes, Minnesota merged with and into our subsidiary bank in Moorhead, Minnesota.

PENDING BRANCH ACQUISITION

FIRSTAR BRANCHES. On January 30, 2001, we entered into a definitive Branch Purchase and Assumption Agreement (the "Branch Agreement") with Firstar Corporation, Milwaukee, Wisconsin, (the "Seller") to acquire 11 of its Minneapolis/St. Paul branch locations and a portfolio of commercial loans and related deposits (the "Branch Acquisition"). This transaction came as a result of the Seller's divestiture requirement related to its recently completed merger with U.S. Bancorp, Minneapolis, Minnesota. As of December 31, 2000, the Seller reported that the operations to be acquired under the Branch Agreement had total deposits of approximately $750 million and loans of approximately $300 million. The levels of deposits and loans of the Seller's branches can be expected to vary prior to closing. Consummation of the Branch Acquisition is subject to regulatory approvals and other customary conditions and is expected to occur in May 2001. The 11 branch offices and the commercial loan portfolio will be acquired by and operated as part of our subsidiary bank charter in South St. Paul, Minnesota. The acquisition will be accounted for as an acquisition of assets and assumption of liabilities and will result in the recognition by us of deposit-based intangibles, including goodwill, in an amount equal to the purchase price premium.

In the Branch Agreement, the Seller made certain representations and warranties to us as to matters including the operations and financial condition of the branches. These representations and warranties generally survive until the first anniversary of the closing date. We also made representations and warranties to the Seller as to certain matters, including lack of any conflicts of the Branch Agreement with certain agreements or documents relating to us. The Seller has agreed that until closing, and for an additional 12 months following closing, it will not solicit deposits or loans from customers included in the Branch Acquisition.

The Branch Agreement is subject to termination by each party upon a material breach of the agreement by the other party, in the event that the closing has not occurred within 180 calendar days from February 27, 2001, or at any time after the denial of any regulatory approval. In the event of termination, neither party shall have any liability or obligation to the other party, except as it relates to liabilities arising from breach of the agreement.

In order to meet the regulatory capital requirements for completion of the Branch Acquisition, we intend to increase our level of Tier I capital by at least $55.0 million through the completion of a trust preferred capital securities offering. In addition to the proposed $55.0 million offering, we issued $16.5 million of Trust Preferred Capital Securities in an institutional private placement on February 22, 2001. We believe that we will be able to consummate the Branch Acquisition in May 2001; however, no assurances can be given that we will be able to meet this timetable.

HISTORY

Otto Bremer incorporated Bremer Financial Corporation in December 1943 to consolidate his majority stock holdings in community banks located throughout Minnesota, Wisconsin and North Dakota. Mr. Bremer formed the Otto Bremer Foundation in 1944 to own Bremer Financial Corporation's stock. Today we are owned by the Foundation and the employees and directors of the company. The Foundation is organized as a non-profit trust for charitable, educational and religious purposes for the benefit of individuals and entities who are residents of or are located in Minnesota, Wisconsin, North Dakota and Montana. The Foundation is a key part of our community-based philosophy. Earnings from its investment in us and other investments are returned to the bank communities in the form of grants and program-related investments. In 2000, the Otto Bremer Foundation made over $18.2 million in grants to over 650 community organizations and programs.

From our incorporation in 1943 and through the late 1980s, we relied on our existing community banks to generate loan and deposit growth in our market area. From 1990 through 2000, we augmented this growth through six acquisitions of banks and bank holding companies totaling approximately $708 million of assets and $585 million of deposits. During that time, we also acquired four branch offices and their related $100 million of deposits. The pending Branch Acquisition will be our fifth branch purchase and eleventh acquisition transaction in the last ten years. We use bank and branch acquisitions to fill in gaps in our geographic markets in order to provide better customer service and leverage existing operations. In recent years, and including the Branch Acquisition, our expansion focus has been primarily in more urban, metropolitan areas, most noticeably in Minneapolis/St. Paul and surrounding communities.

OUR STRATEGY

We seek to be the preeminent community bank in the markets we serve. Our strategy for achieving this objective includes:

     *    PROVIDING DISTINCTIVE, COMMUNITY BANKING TO OUR CUSTOMERS BY:

          >> PROVIDING PERSONALIZED SERVICE THROUGH A RELATIONSHIP MANAGEMENT APPROACH

               We seek to identify the total financial services needs of our clients and provide them with individualized solutions to those needs. We emphasize a sales approach in which a relationship manager is responsible for selling the entire range of our services to our customer base, as opposed to assigning sales people from each product area to a specific client. In this role, our relationship managers work in tandem with representatives from our product areas to develop an effective client solution. As a result, our relationship managers gain a more thorough understanding of their clients' needs, and clients gain more convenient access to our diverse product line. To implement this relationship management focus, we have instituted a comprehensive training program that must be attended by every customer contact employee.

               We have also modified our information systems to better measure the breadth of each customer relationship and the effectiveness of our relationship managers' cross selling efforts.

          >> OFFERING A WIDE VARIETY OF INNOVATIVE FINANCIAL PRODUCTS TO OUR CUSTOMERS

               Our clients use a wide variety of financial services beyond the traditional banking products, and we work with them to identify their particular needs and tailor our services to meet those needs. As our clients' needs have evolved, we have established new competencies in e-commerce, cash management, international banking, specialized financing, estate and financial planning, and asset management. In 2000, new product development resulted in ten new business products and six new consumer products to serve current and new market segments.

          >>   GRANTING SUBSTANTIAL LOCAL AUTONOMY TO OUR SUBSIDIARY BANKS

               We believe customers in our markets seek banking relationships managed by a decision-maker who can deliver a prompt response to their requests. As smaller, independent banks have been acquired by national, multi-bank holding companies, we believe that the personal relationships that these customers maintained with the management of such banks have increasingly eroded, and the banks' responsiveness and general service levels have declined. Consistent with our long history of community banking, we operate under a management philosophy of local market decision-making by each of our subsidiary banks. Each of our 11 subsidiary banks is separately chartered with its own officers and board of directors who generally are members of the local community. Management of each Bremer subsidiary bank has a high degree of flexibility in responding to local market demands.

          >> USING OUR UNIQUE OWNERSHIP STRUCTURE TO REINVEST IN THE COMMUNITIES WE SERVE

               Over the last three years, the Foundation has distributed more than $48 million in the states we serve in the form of grants and program-related investments. Directing most of its grants to non-profit organizations in the communities we serve not only contributes to the economic well being of those communities, it also improves our brand recognition.

     *    INVESTING IN TECHNOLOGY

          We are committed to investing in technology to improve product offerings, reduce product costs and provide more convenient service to our customers. Over the last three years, we have invested over $5 million to upgrade our technology infrastructure. This included upgrading most of our 1,500 personal computers, effectively connecting them through improvements in the company-wide intranet, enhancing our Internet capabilities, and making improvements in the customer contact information system. In 2000, we

          >> launched Bremer eBank and Bremer ePay, our retail Internet banking and bill payment services; and

          >> increased the functionality of www.bremer.com by adding tools such as online loan and account applications, calculators, check reordering, retirement planning, and local Bremer community websites.

          In August 2001, we plan to launch Bremer eBiz and Bremer eACH, a package of Internet-based cash management services for businesses. In the future, we will continue to invest in technologies that allow customers to communicate with us at the time and in the manner that best meets their needs and preference.

     *    INCREASING PENETRATION IN OUR EXISTING MARKETS

          To make us more accessible and convenient to our customers, we pursue a strategy of in-market expansion to fill in gaps in our market coverage through opening new branches, acquiring competing banks or branches, and investing in technology-based delivery channels. Examples of this strategy include:

          >> our pending Branch Acquisition, which will substantially improve customer access in the Minneapolis/St. Paul area; and

          >> the acquisition of Northwest Savings Bank in 2000, which brought our services to New Richmond, Wisconsin, a rapidly-growing community located between St. Paul and our banking offices in western Wisconsin.

     *    LEVERAGING OUR HOLDING COMPANY STRUCTURE

          We have centralized at the holding company level many critical subsidiary bank administrative and support functions. Functions that have been centralized at the holding company include:

          >> policy development in areas such as loans, investments, asset liability management, compliance, data security, accounting, and personnel, and standardized procedures to support the policies;

          >> customer support services in areas such as loan servicing, deposit servicing, and call center operations;

          >> investment portfolio management, interest rate risk management, purchasing, management of insurance coverage, employee benefits, credit examination, technology support, and accounting;

          >> specialized expertise in areas such as cash management, international banking, loan workout, taxation, and compliance; and

          >> management of key vendor relationships including those vendors supplying data processing, item processing, ATM services, internal and external audit services, computer software and hardware, equipment and supplies.

          We believe that by standardizing certain policies, procedures and products, and by centralizing administrative functions, subsidiary bank management and personnel can concentrate on individual customer service and community relations. Further, we reduce bank expenses, and can consistently and efficiently implement system-wide banking policies and practices.

OUR BANKS

Our 11 subsidiary banks are located in Minnesota, Wisconsin and North Dakota. At December 31, 2000, they ranged in size from $71.3 million to $799.0 million in total assets and from $62.4 million to $558.4 million in total deposits. Each of our banks is a community bank that provides a full range of commercial and consumer banking services, primarily to customers within its market area. All of our banks are nationally chartered, operate under the name of Bremer Bank, National Association, and are regulated by the Office of the Comptroller of the Currency. The locations, total assets and total deposits of our banks as of December 31, 2000, are as follows:

Location of Subsidiary Bank Charter     Branch Locations              Assets       Deposits
-----------------------------------     ----------------              ------       --------
                                                                         (in thousands)

Alexandria, MN                          Alexandria, MN (2)           $400,592      $292,706
                                        Brandon, MN
                                        Breckenridge, MN
                                        Fergus Falls, MN
                                        Morris, MN
                                        Starbuck, MN
                                        Wahpeton, ND

Brainerd, MN                            Brainerd, MN (2)             $255,953      $194,103
                                        Aitkin, MN
                                        Baxter, MN (2)

Grand Forks, ND                         Grand Forks, ND (2)          $558,234      $438,031
                                        Crookston, MN
                                        Fisher, MN
                                        Fordville, ND
                                        Forest River, ND
                                        Gilby, ND
                                        Grafton, ND
                                        Hillsboro, ND
                                        Hoople, ND
                                        Larimore, ND
                                        Saint Thomas, ND
                                        Shelly, MN
                                        Warren, MN

International Falls, MN                 International Falls, MN       $71,322       $62,448

Marshall, MN                            Marshall, MN                 $210,170      $183,648
                                        Redwood Falls, MN
                                        Edgerton, MN
                                        Leota, MN

Location of Subsidiary Bank Charter     Branch Locations              Assets       Deposits
-----------------------------------     ----------------              ------       --------
                                                                         (in thousands)

Menomonie, WI                           Menomonie, WI (3)            $474,262      $374,040
                                        Amery, WI
                                        Bayfield, WI
                                        Colfax, WI
                                        Danbury, WI
                                        Deer Park, WI
                                        Eau Galle, WI
                                        Elk Mound, WI
                                        Frederic, WI
                                        Knapp, WI
                                        La Pointe, WI
                                        New Richmond, WI
                                        Rock Falls, WI
                                        Siren, WI
                                        Washburn, WI

Minot, ND                               Minot, ND (4)                $425,776      $352,413
                                        Berthold, ND
                                        Carrington, ND
                                        Devils Lake, ND
                                        Glenfield, ND
                                        Kensal, ND
                                        Lansford, ND
                                        Max, ND
                                        Minnewaukan, ND
                                        Richardton, ND
                                        Rugby, ND
                                        Woodworth, ND

Moorhead, MN                            Moorhead, MN                 $376,905      $248,292
                                        Fargo, ND (2)
                                        Casselton, ND
                                        Detroit Lakes, MN
                                        Leonard, ND
                                        Lisbon, ND
                                        Perham, MN

St. Cloud, MN                           St. Cloud, MN (2)            $409,775      $277,307
                                        Rice, MN
                                        Sartell, MN
                                        Sauk Rapids, MN

South St. Paul, MN                      South St. Paul, MN           $798,951      $558,358
                                        St. Paul, MN (3)
                                        Minneapolis, MN
                                        Brooklyn Park, MN
                                        Eagan, MN
                                        Eden Prairie, MN
                                        Inver Grove Heights, MN
                                        Milaca, MN
                                        Ogilvie, MN
                                        Princeton, MN
                                        Roseville, MN
                                        Watertown, MN
                                        White Bear Lake, MN
                                        Zimmerman, MN

Location of Subsidiary Bank Charter     Branch Locations              Assets       Deposits
-----------------------------------     ----------------              ------       --------
                                                                         (in thousands)

Willmar, MN                             Willmar, MN (2)              $182,796      $140,002
                                        Hutchinson, MN


When consummated, the Branch Acquisition will expand our Minneapolis/St. Paul area presence to eight additional suburban communities, including Arden Hills, Richfield, St. Anthony, Brooklyn Park, Maplewood, Edina, Minnetonka and St. Louis Park.

COMMUNITIES SERVED BY OUR BANKS

We operate in 82 communities across Minnesota, Wisconsin and North Dakota. Over the past few years, we have begun to expand significantly in more urban metropolitan areas, including Minneapolis/St. Paul, Fargo/Moorhead, and St. Cloud. Prior to that time, we had our strongest market presence in communities outside the major metropolitan areas. In Minnesota, these non-metropolitan communities are a blend of agricultural-based areas in the southwestern portion of the state to more recreational and resort-based communities in west central Minnesota. Our North Dakota communities are in primarily agricultural-based areas along the Red River Valley as well as in western North Dakota surrounding the Minot trade area. In Wisconsin, our locations are concentrated on the western side of the state. In our markets located outside the major metropolitan areas, we generally are first or second in deposit market share.

Over the past few years, most of our expansion has been in higher-growth metropolitan areas. The primary areas targeted for future expansion are expected to continue to be in the Minneapolis/St. Paul to St. Cloud corridor and the Fargo/Moorhead area. While we have maintained charter banks in St. Cloud and South St. Paul for many years, our metropolitan area market share has not been substantial. The acquisition of Dean Financial Services, Inc. in 1999 added eight additional branch offices in the metropolitan Minneapolis/St. Paul area and the pending Branch Acquisition will add another 11 offices in this area. We have also opened a number of offices in the rapidly growing Fargo/Moorhead area during the last few years. Approximately 35% of our deposits and 40% of our loans are in the metropolitan hubs of Minneapolis/St. Paul/St. Cloud and Fargo/Moorhead.

LENDING ACTIVITIES

We maintain a diversified loan portfolio consisting of commercial, commercial and residential real estate, agricultural, consumer and tax-exempt loans.

COMMERCIAL LOANS. Loans in this category include term loans and operating lines of credit for primarily manufacturing, wholesale, or retail businesses. While we look to the borrower's business operations as the principal source of repayment, we also generally obtain personal guarantees and security interests in inventory, receivables, and equipment as collateral support for the loans. We utilize standard advance rates in determining amounts that can be advanced for each collateral type. Advances secured by inventory and receivables are normally short term floating rate advances and constitute about 50% of this portfolio. Equipment loans typically amortize over five years and constitute the remainder of this portfolio.

COMMERCIAL REAL ESTATE LOANS. Our commercial real estate portfolio, which includes interim commercial real estate construction, consists primarily of loans to business customers who occupy the property or use the property for income production. Commercial real estate loans generally are made for up to 80% of appraised value or cost and typically have a term of five years with 15 to 20 year amortization. Approximately 70% of our commercial real estate loans are fixed rate loans and 30% are adjustable rate loans.

AGRICULTURAL LOANS. Our agricultural loans include term loans secured by farm property or equipment, and operating loans used for commodity production. Our agricultural customers and agricultural-based communities are diversified across the three states we serve, and we extend credit to 12 different areas of commodity production including crops, dairy, and livestock. Approximately 50% of our agricultural loans are short term floating rate loans. The remainder of the agricultural loans are fixed rate loans with terms generally under five years.

RESIDENTIAL REAL ESTATE LOANS. The residential real estate portfolio includes home equity loans, first mortgage residential real estate loans, and some construction loans. The construction loans are typically made to builders on homes under construction that have been pre-sold. Loan to value ratios for home equity loans typically range from 80% to 100%. Approximately 75% of our home equity loans are fixed rate loans with terms of five to twelve years. The remaining 25% of our home equity loans are floating rate lines of credit. First mortgage residential real estate lending is generally conducted in compliance with secondary market underwriting guidelines, and most newly originated fixed rate first mortgage loans are sold into the secondary market. The first mortgage residential real estate loans that we keep in our portfolio are generally adjustable rate loans, and often involve vacation homes in our recreational and resort-based communities.

CONSUMER LOANS. Loans in this category include automobile loans, home improvement loans and personal lines of credit. In addition to our direct lending operations, our subsidiary banks also purchase indirect retail installment sales contracts primarily from automobile dealers, certain recreational vehicle dealers, and certain sport recreation dealers where the selling dealer is well known to us and located in our primary trade area. Most of our consumer loans are fixed rate loans with terms of three to five years.

TAX-EXEMPT LOANS. Tax-exempt loans and leases are made to municipalities and qualifying non-profit organizations located within our primary trade area.

DEPOSITS

We emphasize developing relationships with individuals and business customers in order to increase our deposit base. We offer a broad range of competitively priced deposit products, including checking accounts, money market accounts, savings accounts and certificates of deposit, designed to meet the individual needs of our customers. Deposits in our banks are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits (currently $100,000). Deposit product development is the primary responsibility of our holding company marketing and retail delivery departments, with input and feedback from the subsidiary banks' market managers. Pricing of products is generally consistent across all of our banks, with bank market managers having some local authority to modify pricing on certain products to meet the market and/or the local competition.

OTHER PRODUCTS AND SERVICES

We operate various financial services subsidiaries, which provide trust and other fiduciary services, insurance, and asset-based lending and leasing services. The subsidiaries allow us to offer a full range of products and services to our customers. On a consolidated basis, these other financial services subsidiaries historically have accounted for less than 10% of our annual earnings.

BREMER BUSINESS FINANCE CORPORATION. We formed Bremer Business Finance Corporation in late 1996 to expand the services available to customers that may not qualify for traditional bank financing. Bremer Business Finance Corporation engages in secured lending activities and works closely with the Bremer banks in offering services to customers in the areas of asset-based finance, real estate finance, real estate equity finance, corporate finance, project finance, equipment financing and leasing. As of December 31, 2000, Bremer Business Finance Corporation had a loan portfolio of $74.8 million, with the majority of loans being variable rate credits generally priced between 200 and 350 basis points over the prime rate. In 2000, our finance company generated $1.3 million in net income and employed a staff of five.

BREMER TRUST, NATIONAL ASSOCIATION. Bremer Trust, National Association has trust powers and offers trust and other fiduciary services in the majority of our markets. Services that Bremer Trust provides to our customers include serving as trustee, investment agent, custodian, personal representative, and as a conservator for individuals, businesses, and public and tax-exempt organizations. Bremer Trust directly serves as an investment advisor for the proprietary stock and bond mutual funds we offer to our trust client accounts. Bremer Trust also operates on a limited basis as a registrar and transfer agent. As of December 31, 2000, Bremer Trust had 85 employees. Our total trust revenues for 2000 were $9.1 million.

BREMER INSURANCE AGENCIES, INC. Bremer Insurance Agencies, Inc. is an independent insurance agency with offices in Minnesota, Wisconsin and North Dakota, representing many different insurance companies. This gives agency personnel the ability to tailor coverages to meet the differing needs of our diverse customer base. The agency's book of business is generated by selling personal, life, health, commercial and agricultural insurance products. In 2000, Bremer Insurance generated insurance premium sales of $8.2 million and, as of December 31, 2000, it had 94 employees.

BROKERAGE SERVICES. Consumer investment products and services are available at our subsidiary bank offices through INVEST Financial Corporation of Tampa, Florida. We have an agreement with INVEST to deliver investment services to our customers through our branch network and we receive a portion of the commissions earned by the investment representatives in those branches. We had $5.5 million in brokerage commissions in 2000.

BREMER LIFE INSURANCE COMPANY. Bremer Life Insurance Company was formed as a reinsurer of credit life and credit accident and health insurance sold by the Bremer banks, in partnership with American General, which owns a preferred stock interest in the life company.

OPERATIONS AND ADMINISTRATION

We provide a broad range of services to the individual subsidiaries in order to augment the capacities of the subsidiary banks' management and to achieve many of the synergies of a larger company.

OPERATIONS CENTER. Back-office operations for all banks are housed in an operations center in West St. Paul, Minnesota. We use a third-party provider for delivery of most data and item processing services for Bremer and its subsidiaries. We have entered into contracts for these services that extend into the next three to five years. Certain of the operations of these third party providers are located in our operations center.

CREDIT. We evaluate and approve credit at the individual subsidiary bank level through individual and senior lending officer credit authorities. In addition, each bank has a senior credit committee and a director's credit committee that review and approve larger credits. The director's credit committee can approve credit up to the individual bank limit. These bank limits range from $700 thousand to $7.0 million, depending on the size of the individual bank.

We also support the credit process at the holding company level through the use of corporate credit committees and staff. Approval is required at the corporate level for loans that exceed the individual limits of the banks and for certain loans that have characteristics that warrant review at the corporate level as defined in our lending policy. We also provide centralized underwriting and internal syndication for credits that exceed the lending limits of individual banks.

Most loan workouts are handled by the special assets group of the holding company. To improve distressed credit management practices, we have established a policy that requires the prompt transfer of certain problem loan situations from the subsidiary banks to the special assets group.

RISK MANAGEMENT. The risk management division is an independent unit that assists us in managing risk throughout the organization. This is done through consulting, monitoring, and performing independent audits and examinations of banks, other subsidiaries, and corporate support functions. The director of risk management has a direct reporting relationship to the holding company's board of directors and the boards of the operating entities. Risk management is comprised of credit examination, internal audit, and compliance administration and counsel.

          * Credit examination reviews our loan portfolio on a regular basis. The frequency of examination is based on a risk assessment and provides for more frequent examinations for units exhibiting higher risk factors.

          * We have outsourced much of our internal audit function, which conducts periodic operational, compliance and internal control reviews of all of our subsidiary banks and system-wide operations. The director of risk management directs the work of internal audit and coordinates all reporting to the boards of directors.

          * Compliance administration and legal counsel provide assistance to the banks in meeting their consumer compliance responsibilities.

ASSET LIABILITY AND INVESTMENT PORTFOLIO MANAGEMENT. We operate using a centralized treasury function. The asset liability committee of the holding company is responsible for developing appropriate risk management policies and for the monitoring of asset liability activities to insure that they are conducted within established risk parameters. The treasurer has day-to-day responsibility for our overall interest rate risk, liquidity, and investment portfolio management.

FINANCE. We have established policies for capital expenditures, accounting policy, capital adequacy and dividends. In addition, we monitor the performance of our individual subsidiaries and coordinate the reporting process, the strategic planning process and annual profit planning.

HUMAN RESOURCES. Our human resources division has established standard salary administration procedures, and our subsidiary banks administer these at their level. Employee benefits are standardized and administered by the holding company.

MARKETING. Our marketing division manages our branding efforts to ensure that consistent messages are communicated in all of our external communications.

COMPETITION

We do business in the highly competitive financial services industry. The financial services industry in which we compete is comprised of commercial banks, thrifts, credit unions, investment banks, brokerage houses, money managers, mortgage banks, insurance companies and other providers of financial products and services. These firms compete with us for loans, deposits, trust services, investment products and a host of other financial products and services.

We believe that our success in competing effectively with these alternative providers of financial services will be partly based on our ability to monitor the local economies, make decisions close to the marketplace, commit to and be involved in the communities we serve, and fully develop our relationship management concepts. We must preserve our ability to focus on providing personalized, quality banking services to maintain or improve our competitive position in our markets. We believe that our size, combined with our support services in specialized areas, adds to the strength of the individual banks, enabling them to compete more effectively. Some of our competitors are not subject to the same degree of regulation as that imposed on bank holding companies and national banks. In addition, the larger banking organizations, investment banks and brokerage houses have significantly greater resources than us. As a result, some of our competitors have advantages over us in name recognition and market penetration.

EMPLOYEES

As of February 28, 2001, we had 1,487 full-time equivalent employees. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance plans, and 401(k) plans. In addition, all the employees have the opportunity to invest in our class A common stock. We consider our relationship with our employees to be good.

ITEM 2. PROPERTIES

We lease our principal offices at 445 Minnesota Street, Suite 2000, St. Paul, Minnesota 55101, which consists of approximately 25,000 square feet. In addition, the centralized service operations of the holding company occupy approximately 30,000 square feet of owned property in West St. Paul, Minnesota. As a result of the Branch Acquisition, we anticipate expanded space needs for our service operations and expect to secure additional leased space in the Minneapolis/St. Paul area within the next 12 months. We believe that the principal offices at 445 Minnesota Street in St. Paul will be sufficient for the holding company's needs in the foreseeable future.

Substantially all of the current offices and branches of the subsidiary banks are owned, with the primary exception of those located in leased space in downtown St. Paul, Minnesota and leased space in supermarkets. Our bank facilities range in size from 391 square feet to 5,280 square feet. The pending Branch Acquisition will add four new owned properties and seven leased properties, ranging in size from 3,000 square feet to 31,888 square feet.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending other than ordinary routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 2000 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     There is no established trading market for the shares of our class A common stock. To the best of our knowledge, during the period from May 18, 1989 (the closing date of the registered initial public offering of Bremer's class A common stock) through March 19, 2001, a majority of the purchases and sales of shares of the class A common stock have consisted of transfers effected upon the exercise of the options described in the portions of Bremer's Prospectus dated April 20, 1989 ("Prospectus") entitled "Description of Capital Stock - Description of Class A Common Stock - Restrictions on Transfer" on page 62 of the Prospectus and "Description of Capital Stock - Description of Class A Common Stock First Call Option to Company" on page 64 of the Prospectus (which portions are hereby incorporated by reference pursuant to Rule 12b-23 under the Securities Exchange Act of 1934). We are not obligated to purchase any shares of class A common stock from a holder upon the exercise of a put option if the purchase price paid for the shares subject to the put option, when added to the purchase price paid for all previous purchases of class A common stock during the preceding twelve-month period, would exceed 10% of our net worth as of the date of such purchase. As of December 31, 2000, our net worth, including redeemable class A common stock, was $354.0 million and 10% of our net worth and redeemable class A common stock was $35.4 million.

     During the period from January 1, 2000 through March 19, 2001, we did not directly purchase any shares of class A common stock but assigned to our Employee Stock Ownership Plan and the Bremer Banks Profit Sharing Plus Plan our options to purchase a total of 166,879.6765 shares. The ESOP and the Profit Sharing Plan purchased these shares and then transferred them to our employees and employees of our subsidiaries through the ESOP and the Profit Sharing Plan. In addition, 4,295 shares of class A common stock were transferred directly between individuals at various times during the same period. To the best of our knowledge, these were the only transfers of shares of class A common stock effected during the period from January 1, 2000 through March 19, 2001. The sales price of the shares of class A common stock in such transactions ranged from $26.07 to $35.25 per share. These prices were equal to either the per share book value of the class A common stock as shown in our consolidated balance sheet dated as of the last day of the immediately preceding fiscal quarter or, and only with respect to shares transferred that had been held for employees in the ESOP, the per share fair market value as determined by an independent appraiser. At December 31, 2000, the most recent date for which a per share book value for the class A common stock is available, such value was $29.50.

     To the best of our knowledge, no brokers are used to sell the shares of class A common stock, and there are no market makers for the class A common stock.

HOLDERS

     As of March 19, 2001, there were approximately 1,300 holders of record of the shares of class A common stock.

DIVIDENDS

     The subsidiary banks' ability to pay dividends to the parent and the parent's ability to pay dividends to holders of the class A common stock are restricted and limited. The restrictions on payments of dividends are also described in Note O of the Notes to Consolidated Financial Statements set forth in Item 8 of this Form 10-K. Each of the subsidiary banks is subject to extensive regulation regarding the payment of dividends and other matters. All subsidiary banks are nationally chartered and are regulated by the Office of the Comptroller of the Currency. In addition, because the deposits of the our subsidiary banks are insured up to the applicable limit (currently $100,000) by the FDIC, all of the subsidiary banks are subject to regulation by the FDIC. The parent and the Foundation, as bank holding companies, are regulated by the Board of Governors of the Federal Reserve System.

     DIVIDENDS FROM SUBSIDIARY BANKS. A substantial portion of our cash flow and income is derived from dividends paid to us by the subsidiary banks, and restrictions on the payment of such dividends could affect the payment of dividends by the parent. With regard to the subsidiary banks, and in addition to the statutory prohibition against the withdrawal of any portion of a national bank's capital and certain statutory limitations on the payment of dividends, the approval of the Comptroller is required for the payment of any dividend by any national bank if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus. The Comptroller also has issued a banking circular emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank's current and expected earnings stream, the bank's need to maintain an adequate capital base, and other factors.

     In addition to the foregoing limitations, the appropriate federal banking agency could take the position that it has the power to prohibit a national bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices.

     The payment of dividends by any national bank also is affected by the requirements to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Comptroller. The Comptroller has issued capital adequacy regulations for national banks subject to the Comptroller's primary supervision. These regulations provide for a minimum Tier 1 capital to total assets (leverage) ratio of 4.00% for the most highly-rated banks and a minimum total capital to risk-weighted assets (total capital) ratio of 8.00%. These guidelines and regulations further provide that capital adequacy is to be considered on a case-by-case basis in view of various qualitative factors that affect a bank's overall financial condition. Most banking organizations are expected to maintain a leverage ratio of 100 to 200 basis points above this minimum depending on their financial condition. The subsidiary banks are in compliance with the Comptroller's minimum capital guidelines. See the discussion of the capital adequacy guidelines set forth in the portion of Part II of this Form 10-K entitled Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Management.

     The above regulations and restrictions on dividends paid by the subsidiary banks may limit our ability to obtain funds from such dividends for its cash needs, including funds for payment of operating expenses and for the payment of dividends on the class A and class B common stock, as well as funds necessary to facilitate acquisitions. However, because of the capital positions of the subsidiary banks, we have been able to obtain dividends sufficient to meet our cash flow needs.

     As of December 31, 2000, the subsidiary banks had retained earnings of $24.2 million which were available for distribution to the parent as dividends in 2001 subject to regulatory and administrative restrictions. Of this amount, approximately $15.7 million was available for distribution without obtaining the prior approval of the appropriate bank regulator. In 2000 and 1999, the subsidiary banks paid total dividends to the parent of $46.5 million and $29.1 million. The range of dividend payouts (dividends paid divided by net income) was 27.8% to 220.8% in 2000 and 22.7% to 114.0% in 1999.

     Under the ESOP, and at the option of the ESOP's Administrator, cash dividends declared on the shares of class A common stock held by the ESOP will be allocated to the ESOP participants. To the extent that cash dividends declared on the class A common stock held by the ESOP are distributed to the participants (whether directly or indirectly), the dividends will be deductible to us. Any dividends paid in the form of class A common stock with respect to shares allocated to the individual participants' accounts will be allocated to such accounts.

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

     DIVIDENDS FROM THE COMPANY. Our payment of dividends, is limited by, among other things, the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Reserve Board. These guidelines are substantially similar to those promulgated by the Comptroller with respect to national banks, which are discussed above. The payment of dividends by a bank holding company also is subject to the general limitation that the Federal Reserve Board could take the position that it has the power to prohibit the bank holding company from paying dividends if, in its view, such payments would constitute an unsafe or unsound practice.

     We declared and paid dividends to the foundation and all other holders of its class A common stock of $16.7 million in 2000 and $15.8 million in 1999. $4.8 million of dividends were paid in the final quarter of 2000, while $4.0 million of dividends were paid in the first three quarters of 2000 and in each of the four quarters of 1999. The dividend yield, which consists of dividends paid during the year divided by shareholders' equity as of the last day of the preceding year, was 5.3% and 5.2% for the years ended December 31, 2000 and 1999.

ITEM 6. SELECTED FINANCIAL DATA

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS

                                                                         AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                           2000           1999           1998           1997           1996
                                                        ----------     ----------     ----------     ----------     ----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING RESULTS
    Total interest income ..........................    $  314,171     $  263,967     $  245,525     $  226,550     $  210,703
    Net interest income ............................       150,989        139,053        124,101        116,581        108,193
    Net interest income (1) ........................       159,051        146,370        131,678        124,169        115,862
    Provision for credit losses ....................         8,338          8,321          5,570          4,746          2,756
    Noninterest income .............................        54,217         52,465         51,270         38,681         33,842
    Noninterest expense ............................       126,630        121,944        107,013         98,255         92,325
    Net income .....................................        45,781         40,111         41,511         35,060         31,817
    Dividends ......................................        16,680         15,840         15,840         14,400         12,600

AVERAGE BALANCES
    Assets .........................................    $4,010,098     $3,584,460     $3,248,180     $2,986,600     $2,817,062
    Loans and leases (2) ...........................     2,749,662      2,315,105      2,084,462      1,838,218      1,687,900
    Securities .....................................     1,001,031      1,043,771        954,994        963,806        959,278
    Deposits .......................................     2,982,970      2,679,984      2,456,827      2,300,311      2,211,280
    Short-term borrowings ..........................       422,508        390,650        367,580        304,384        282,813
    Long-term debt .................................       215,009        156,706         73,047         53,486         22,178
    Redeemable class A common stock ................        26,677         24,650         23,205         21,322         19,686
    Shareholders' equity ...........................       306,781        283,467        266,862        245,206        226,388

PERIOD-END BALANCES
    Assets .........................................    $4,192,596     $3,851,485     $3,398,079     $3,173,701     $2,925,651
    Loans and leases (2) ...........................     2,915,601      2,542,897      2,172,631      1,964,127      1,756,146
    Securities .....................................       951,627      1,038,372        996,673        992,249        935,774
    Deposits .......................................     3,106,828      2,850,692      2,570,650      2,442,498      2,283,446
    Short-term borrowings ..........................       441,000        426,685        353,213        365,264        275,021
    Long-term debt .................................       232,660        215,832        116,286         30,238         62,389
    Redeemable class A common stock ................        28,324         25,029         24,270         22,308         20,337
    Shareholders' equity ...........................       325,715        287,847        279,108        256,541        233,870

FINANCIAL RATIOS
    Return on average assets (3) ...................          1.14%          1.12%          1.30%          1.22%          1.18%
    Return on average realized equity (4)(5) .......         13.54          12.88          14.55          13.32          13.08
    Average realized equity to average assets (4)(5)          8.43           8.69           8.79           8.81           8.64
    Tangible realized equity to assets (4)(5) ......          7.34           7.40           8.41           8.50           8.58
    Dividend payout ................................         36.43          39.49          38.16          41.07          39.60
    Net interest margin (1) ........................          4.22           4.34           4.31           4.43           4.37
    Efficiency ratio ...............................         57.58          60.54          59.09          58.43          59.87
    Net charge-offs to average loans and leases ....          0.17           0.24           0.13           0.09           0.03
    Reserve for credit losses to loans and leases ..          1.57           1.65           1.70           1.74           1.74

PER SHARE OF COMMON STOCK (4)
    Net income-basic and diluted ...................    $     3.82     $     3.34     $     3.46     $     2.92     $     2.65
    Dividends paid .................................          1.39           1.32           1.32           1.20           1.05
    Book value .....................................         29.50          26.07          25.28          23.24          21.18
    Realized book value (5) ........................         29.37          26.95          24.93          22.79          21.07

---------------------
(1) Tax-equivalent basis (TEB).
(2) Net of unearned discount and includes nonaccrual loans and leases.
(3) Calculation is based on income before minority interests.
(4) Calculation includes shareholders' equity and redeemable class A common stock.
(5) Excluding net unrealized gain (loss) on securities available-for-sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     EARNINGS. We reported net income of $45.8 million or $3.82 basic and diluted earnings per share for the year ended December 31, 2000. This compares to net income of $40.1 million or $3.34 basic and diluted earnings per share in 1999 and $41.5 million or $3.46 basic and diluted earnings per share in 1998. Return on average realized equity was 13.54% in 2000, as compared to 12.88% in 1999 and 14.55% in 1998. Realized equity excludes the impact on equity of unrealized gains and losses associated with available-for-sale securities. Return on average assets was 1.14% in 2000, versus 1.12% in 1999 and 1.30% in 1998.

     ASSETS. Total assets at December 31, 2000 increased $341.1 million, or 8.9%, to $4.2 billion from $3.9 billion at December 31, 1999. During 1999, assets increased $453.4 million, or 13.3%, from $3.4 billion at December 31, 1998. During this period we continued to move our asset mix more towards loans and away from lower yielding securities. Loans and leases net of unearned discount as a percentage of total assets increased to 69.5% at December 31, 2000, from 66.0% at December 31, 1999, and 63.9% at December 31, 1998.

     ACQUISITIONS. Two acquisitions impacted our operating results during the three year period ended December 31, 2000. In July 1999, we acquired, for cash in a purchase transaction, the stock of Dean Financial Services, Inc. Dean was a privately-held bank holding company with approximately $296.9 million in assets and $260.6 million in deposits with four charter banks serving eleven locations in Minnesota. During the latter half of 1999, we merged Dean into Bremer and Dean's four separate charter banks into our previously existing charter banks.

     In March 2000, we acquired, for cash in a purchase transaction, the stock of Northwest Equity Corp. of Amery, Wisconsin, and its wholly-owned subsidiary, Northwest Savings Bank, with offices in Amery, New Richmond, and Siren, Wisconsin. In May 2000, we merged Northwest Savings Bank with and into our subsidiary bank in Wisconsin, which added about $91.8 million in assets and $61.6 million in deposits to that bank and resulted in the closing of duplicate facilities in Siren and Amery, Wisconsin.

     In May 2001, we expect to complete the Branch Acquisition. This will add approximately $750 million in deposits and $300 million in loans to our subsidiary bank operating in Minneapolis/St. Paul. Of the $300 million of loans to be acquired, approximately $150 million are loans originated in the branch locations, primarily home equity and other consumer credit. The remaining loans are primarily middle-market commercial loans originated in the commercial banking group.

RESULTS OF OPERATIONS

     NET INTEREST INCOME. We derive our net income primarily from net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on borrowings and customer deposits. Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume refers to the average dollar levels of interest earning assets and interest bearing liabilities. Net interest spread refers to the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to the net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities.

     The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest earning assets and interest expense on interest bearing liabilities. In addition, the table shows resultant yields or costs, net interest income, net interest spread, and net interest margin:

                                                                          YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------------
                                                               2000                                     1999
                                               ------------------------------------    --------------------------------------
                                                                           AVERAGE                                   AVERAGE
                                                 AVERAGE                    RATE/        AVERAGE                      RATE/
                                                 BALANCE    INTEREST (1)    YIELD        BALANCE     INTEREST (1)     YIELD
                                               ----------   ------------  ----------    ----------   ------------  ----------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Loans and leases (net of unearned discount)(2)
     Commercial and other ..................   $  663,494    $   62,507         9.42%   $  534,954    $   47,208         8.82%
     Commercial real estate ................      753,402        67,881         9.01       609,345        52,648         8.64
     Agricultural ..........................      421,539        39,384         9.34       447,715        39,295         8.78
     Residential real estate ...............      548,876        48,545         8.84       414,510        35,737         8.62
     Consumer ..............................      289,779        26,351         9.09       251,499        22,584         8.98
     Tax-exempt ............................       72,572         6,855         9.45        57,082         5,394         9.45
                                               ----------    ----------                 ----------    ----------
         TOTAL LOANS AND LEASES ............    2,749,662       251,523         9.15     2,315,105       202,866         8.76
     Reserve for credit losses .............      (44,647)                                 (39,471)
                                               ----------                               ----------
         NET LOANS AND LEASES ..............    2,705,015                                2,275,634
Securities
     Mortgage-backed .......................      639,065        42,510         6.65       742,299        45,618         6.15
     Other taxable .........................      151,890        10,530         6.93       100,633         6,043         6.00
     Tax-exempt ............................      210,076        16,799         8.00       200,839        16,050         7.99
                                               ----------    ----------                 ----------    ----------
          TOTAL SECURITIES .................    1,001,031        69,839         6.98     1,043,771        67,711         6.49
Federal funds sold .........................        9,466           612         6.47        11,853           575         4.85
Other earning assets .......................        5,763           259         4.48         2,712           132         4.87
                                               ----------    ----------                 ----------    ----------
          TOTAL EARNING ASSETS (3) .........    3,765,922    $  322,233         8.56%   $3,373,441    $  271,284         8.04%
Cash and due from banks ....................      122,611                                  119,695
Other non interest earning assets ..........      166,212                                  130,795
                                               ----------                               ----------
          TOTAL ASSETS .....................   $4,010,098                               $3,584,460
                                               ==========                               ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits ...............   $  386,511                               $  347,900
Interest bearing deposits
     Savings and NOW accounts ..............      312,038    $    3,965         1.27%      304,182    $    3,640         1.20%
     Money market checking .................      164,080         1,557         0.95       163,636         1,493         0.91
     Money market savings ..................      584,676        28,853         4.93       471,531        17,811         3.78
     Savings certificates ..................    1,168,334        66,745         5.71     1,109,724        58,110         5.24
     Certificates over $100,000 ............      367,331        22,678         6.17       283,011        15,374         5.43
                                               ----------    ----------                 ----------    ----------
         TOTAL INTEREST BEARING DEPOSITS ...    2,596,459       123,798         4.77     2,332,084        96,428         4.13
                                               ----------                               ----------
         TOTAL DEPOSITS ....................    2,982,970                                2,679,984
Short-term borrowings ......................      422,508        25,276         5.98       390,650        19,421         4.97
Long-term debt .............................      215,009        14,108         6.56       156,708         9,065         5.78
                                               ----------    ----------                 ----------    ----------
          TOTAL INTEREST BEARING LIABILITIES    3,233,976    $  163,182         5.05%    2,879,442    $  124,914         4.34%
Non interest bearing liabilities ...........       56,003                                   46,321
                                               ----------                                ---------
          TOTAL LIABILITIES ................    3,676,490                                3,273,663
Minority interest ..........................          150                                      909
Redeemable preferred stock .................           --                                    1,771
Redeemable class A common stock ............       26,677                                   24,650
Shareholders' equity .......................      306,781                                  283,467
                                               ----------                               ----------
          TOTAL LIABILITIES AND EQUITY .....   $4,010,098                               $3,584,460
                                               ==========                               ==========
Net interest income ........................                 $  159,051                               $  146,370
                                                             ==========                               ==========
Net interest spread ........................                                    3.51%                                    3.70%
Net Interest margin ........................                                    4.22%                                    4.34%

[WIDE TABLE CONTINUED FROM ABOVE]

                                                       YEARS ENDED DECEMBER 31,
                                               --------------------------------------
                                                                1998
                                               --------------------------------------
                                                                            AVERAGE
                                                 AVERAGE                     RATE/
                                                 BALANCE     INTEREST (1)    YIELD
                                               ----------    ------------  ----------
ASSETS
Loans and leases (net of unearned discount) (2)
     Commercial and other ..................   $  431,459     $   39,417         9.14%
     Commercial real estate ................      501,802         45,277         9.02
     Agricultural ..........................      446,859         40,610         9.09
     Residential real estate ...............      394,944         34,758         8.80
     Consumer ..............................      254,685         23,285         9.14
     Tax-exempt ............................       54,713          5,497        10.05
                                               ----------     ----------
         TOTAL LOANS AND LEASES ............    2,084,462        188,844         9.06
     Reserve for credit losses .............      (35,870)
                                               ----------
         NET LOANS AND LEASES ..............    2,048,592
Securities
     Mortgage-backed .......................      670,505         41,935         6.25
     Other taxable .........................       77,582          4,763         6.14
     Tax-exempt ............................      206,907         16,733         8.09
                                               ----------     ----------
          TOTAL SECURITIES .................      954,994         63,431         6.64
Federal funds sold .........................       12,312            701         5.69
Other earning assets .......................        2,341            126         5.38
                                               ----------     ----------
          TOTAL EARNING ASSETS (3) .........   $3,054,109     $  253,102         8.29%
Cash and due from banks ....................      107,585
Other non interest earning assets ..........      122,356
                                               ----------
          TOTAL ASSETS .....................   $3,248,180
                                               ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits ...............   $  304,990
Interest bearing deposits
     Savings and NOW accounts ..............      290,260     $    4,424        1.52%
     Money market checking .................      156,421          2,079         1.33
     Money market savings ..................      349,190         13,953         4.00
     Savings certificates ..................    1,115,862         63,519         5.69
     Certificates over $100,000 ............      240,104         13,685         5.70
                                               ----------     ----------
         TOTAL INTEREST BEARING DEPOSITS ...    2,151,837         97,660         4.54
                                               ----------
         TOTAL DEPOSITS ....................    2,456,827
Short-term borrowings ......................      367,580         19,488         5.30
Long-term debt .............................       73,047          4,276         5.85
                                               ----------     ----------
          TOTAL INTEREST BEARING LIABILITIES    2,592,464     $  121,424         4.68%
Non interest bearing liabilities ...........       53,105
                                               ----------
          TOTAL LIABILITIES ................    2,950,559
Minority interest ..........................        5,458
Redeemable preferred stock .................        2,096
Redeemable class A common stock ............       23,205
Shareholders' equity .......................      266,862
                                               ----------
          TOTAL LIABILITIES AND EQUITY .....   $3,248,180
                                               ==========
Net interest income ........................                  $  131,678
                                                              ==========
Net interest spread ........................                                     3.60%
Net Interest margin ........................                                     4.31%

------------------------------------
(1)  Interest income includes $8,062, $7,317, and $7,577, in 2000, 1999, and
     1998, to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)  Loan and lease amounts include nonaccrual loans and leases.
(3)  Before deducting the reserve for credit losses.

     The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:


                                                                          YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------------
                                                           2000 VS. 1999                         1999 VS. 1998
                                                 ----------------------------------    ----------------------------------
                                                         INCREASE (DECREASE)                  INCREASE (DECREASE)
                                                          DUE TO CHANGE IN                      DUE TO CHANGE IN
                                                 ----------------------------------    ----------------------------------
                                                  VOLUME        RATE        TOTAL       VOLUME        RATE         TOTAL
                                                 --------     --------     --------    --------     --------     --------
                                                                              (IN THOUSANDS)
INTEREST EARNINGS ASSETS:
    Loans and leases (1) ....................    $ 38,078     $ 10,579     $ 48,657    $ 20,894     $ (6,872)    $ 14,022
    Taxable securities ......................      (3,186)       4,565        1,379       5,920         (957)       4,963
    Tax-exempt securities (1) ...............         738           11          749        (491)        (192)        (683)
    Federal funds sold ......................        (116)         153           37         (26)        (100)        (126)
    Other interest earning assets ...........         149          (22)         127          20          (14)           6
                                                 --------     --------     --------    --------     --------     --------
       Total interest earning assets             $ 35,663     $ 15,286     $ 50,949    $ 26,317     $ (8,135)    $ 18,182
                                                 ========     ========     ========    ========     ========     ========
INTEREST BEARING LIABILITIES:
    Savings and NOW accounts ................    $    471     $   (146)    $    325    $    798     $ (1,582)    $   (784)
    Money market accounts ...................       2,496        8,610       11,106       2,890          382        3,272
    Savings certificates ....................       7,541        8,398       15,939       2,093       (5,813)      (3,720)
    Short-term borrowings ...................       1,584        4,271        5,855       1,223       (1,290)         (67)
    Long-term debt ..........................       3,373        1,670        5,043       4,897         (108)       4,789
                                                 --------     --------     --------    --------     --------     --------
       Total interest bearing liabilities          15,465       22,803       38,268      11,901       (8,411)       3,490
                                                 --------     --------     --------    --------     --------     --------
CHANGE IN NET INTEREST INCOME ...............    $ 20,198     $ (7,517)    $ 12,681    $ 14,416     $    276     $ 14,692
                                                 ========     ========     ========    ========     ========     ========

------------------------------------
(1)    Interest income includes $8,062, $7,317, and $7,577, in 2000, 1999, and
       1998, respectiviely, to adjust to a fully taxable basis using the federal statutory rate of 35%.

     Tax-equivalent net interest income for 2000 was $159.1 million, an increase of 8.7% from the 1999 total of $146.4 million. Tax-equivalent net interest income in 1999 increased 11.2% from $131.7 million in 1998. The increase in net interest income resulted primarily from our average earning assets, which increased by $392.5 million or 11.6% in 2000 from 1999 and by $319.3 million or 10.5% in 1999 from 1998. Most of the increase in average earning assets was due to growth in loans. Average loans and leases increased by $434.6 million, or 18.8%, in 2000 from 1999 and by $230.6 million, or 11.1%, in 1999 from 1998. The acquisitions of Northwest in 2000 and Dean in 1999 contributed significantly to the growth in loans.

     The positive impact on net interest income due to growth in average loans and leases in 2000 was partially offset by a decline in the net interest margin to 4.22% in 2000 from 4.34% in 1999 and 4.31% in 1998. While the average yield on earning assets increased by 52 basis points in 2000 from 1999, the cost of interest bearing liabilities increased by 71 basis points. In response to strong competitive pressure in attracting deposits, we emphasized our money market savings product and structured that product to be competitive with other short-term investment alternatives available to customers. Average money market savings grew by 24.0% in 2000 from 1999 and as a result, the increased cost of a more competitively positioned product contributed to the decline in net interest margin. The increase in net interest margin in 1999 from 1998 was primarily due to an increased spread between the average yield on earning assets and the average cost of interest bearing liabilities during 1999. While the average yield on earning assets decreased 25 basis points in 1999 from 1998, the average cost of interest bearing liabilities decreased by 34 basis points. The Branch Acquisition is anticipated to add approximately $750 million in deposits to our balance sheet, reducing the need for us to compete as aggressively for deposits after the Branch Acquisition is completed. Our net interest margin is expected to decline following completion of the Branch Acquisition primarily as a result of debt incurred in connection with the transaction and the initial investment of assumed deposits in excess of acquired loans in lower earning investment securities.

     PROVISION FOR CREDIT LOSSES. We establish the provision for credit losses based on a quarterly assessment of the adequacy of the reserve for credit losses. The provision for credit losses was $8.3 million in both 2000 and 1999, and $5.6 million in 1998. Net charge-offs were $4.6 million in 2000, $5.6 million in 1999, and in $2.8 million in 1998. For further information regarding the provision for credit losses, see the section entitled Financial Condition - Reserve for Credit Losses.

     NONINTEREST INCOME. Noninterest income was $54.2 million in 2000 compared to $52.5 million in 1999 and $51.3 million in 1998. Recurring noninterest income, which excludes gains from asset and security sales and a $4.5 million state tax refund in 1998, was $53.8 million in 2000 compared to $49.5 million in 1999 and $44.5 million in 1998. Recurring noninterest income increased by 8.7% in 2000 and 11.1% in 1999. The following table summarizes the components of noninterest income:




                                                YEARS ENDED DECEMBER 31,
                                           --------------------------------
                                             2000        1999        1998
                                           --------    --------    --------
                                                    (IN THOUSANDS)
Service charges .......................    $ 22,284    $ 19,434    $ 17,037
Insurance .............................      10,045       9,703       7,804
Trust .................................       9,139       7,984       6,990
Brokerage .............................       5,481       4,533       3,752
Gain on sale of loans .................       2,758       3,380       4,977
Other recurring noninterest income ....       4,063       4,436       3,972
                                           --------    --------    --------
     Recurring noninterest income .....      53,770      49,470      44,532
Gain on sale of other assets ..........         177       1,142         966
Gain on sale of securities ............         270       1,853       1,296
State tax refund ......................          --          --       4,476
                                           --------    --------    --------
     Total noninterest income .........    $ 54,217    $ 52,465    $ 51,270
                                           ========    ========    ========


     Service charge income increased by 14.7% in 2000 from 1999 and 14.1% in 1999 from 1998. The acquisitions of Northwest in 2000 and Dean in 1999 contributed significantly to the growth in service charge income. Our continued focus on relationship management led to increases in brokerage, trust, and insurance income. Brokerage revenue grew by 20.9% in 2000 and 20.8% in 1999. Trust revenue increased by 14.5% in 2000 and 14.2% in 1999 while insurance revenue increased by 3.5% in 2000 and 24.3% in 1999. The insurance revenue growth rate in 1999 was positively impacted by unusually high levels of crop insurance revenues and contingent commissions which declined to more normal levels in 2000. Gains on sales of loans result primarily from the sale of fixed rate residential real estate first mortgages into the secondary market. Income from loan sales is heavily influenced by the general level of market interest rates and the specific level of customer refinancing activity. Income from loan sales decreased by 18.4% in 2000 and 32.1% in 1999 from a peak of $5.0 million recorded in 1998 when the level of loan refinancing activity was higher than in recent years due to lower mortgage interest rates.

      NONINTEREST EXPENSE. Noninterest expense increased $4.7 million, or 3.8% in 2000 and $14.9 million, or 14.0%, in 1999. The following table summarizes the components of noninterest expense:



                                                            YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                         2000        1999        1998
                                                       --------    --------    --------
                                                                (IN THOUSANDS)
Salaries and wages ................................    $ 58,331    $ 54,164    $ 49,287
Employee benefits .................................      14,018      14,901      12,572
Occupancy .........................................       7,651       6,921       6,128
Furniture and equipment ...........................       9,432       9,170       7,621
Printing, postage and office supplies .............       5,850       5,916       5,487
Marketing .........................................       4,862       4,760       4,756
Data processing fees ..............................       7,244       7,465       6,046
Professional fees .................................       2,878       3,031       1,786
Other real estate owned ...........................         106         104          91
Minority interest in earnings .....................          21          41         747
FDIC premiums and examination fees ................       1,652       1,297       1,157
Amortization of goodwill and other intangibles ....       3,713       2,831       1,711
Other noninterest expense .........................      10,872      11,343       9,624
                                                       --------    --------    --------
   Total noninterest expense ......................    $126,630    $121,944    $107,013
                                                       ========    ========    ========

     Personnel costs, which include salaries, wages and employee benefits, accounted for 57.1% of noninterest expense in 2000, and increased by $3.3 million, or 4.8%, from 1999 and $7.2 million, or 11.6%, from 1998 to 1999. The acquisitions of Northwest in 2000 and Dean in 1999 contributed significantly to the growth in personnel costs. The 7.7% increase in salaries and wages in 2000 was partially offset by a reduction in employee benefit costs. Employee benefit costs declined by 5.9% to $14.0 million in 2000 from $14.9 million in 1999. A reduction in net pension costs, primarily as a result of increased plan assets augmented by higher market returns, was the most significant contributor to the decline in employee benefit costs. Net pension costs declined to $300 thousand in 2000, from $1.7 million in 1999 and $1.0 million in 1998.

     Excluding personnel costs, noninterest expense increased $1.4 million, or 2.7%, in 2000. Contributing to the increase in noninterest expense in 2000 was a $1.0 million increase in occupancy and furniture and fixture expense, due in part to the Northwest and Dean acquisitions. The expense associated with goodwill and other intangibles also increased by $882 thousand or 31.2% as a result of those two acquisitions. It is expected that completion of the Branch Acquisition will result in a significant increase in our amortization of goodwill and other intangibles during future periods.

     Excluding personnel costs, noninterest expense increased $7.7 million or 17.1% in 1999. Approximately $2.8 million of this increase was due to the Dean acquisition in 1999. Furniture and equipment expenses increased by $1.5 million in 1999 as we completed a significant upgrade to our technology infrastructure. Also contributing to the increase in noninterest expense in 1999 was a $1.4 million increase in data processing fees as we changed item processing vendors during the year and integrated the data processing of acquired offices. Professional fees increased by $1.2 million in 1999, primarily due to the outsourcing of the internal audit function. The expense associated with goodwill and other intangibles increased by $1.1 million in 1999 due to the Dean acquisition.

     A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. Our efficiency ratio was 57.6% in 2000, 60.5% in 1999, and 59.1% in 1998. The decrease in 2000 from 1999 was due to growth in recurring noninterest income and tax-equivalent net interest income of 8.7% each, which was partially offset by an increase of 3.8% in noninterest expense. Our strategic goal is to move the efficiency ratio to 55.0% or below.

     INCOME TAXES. Income tax expense, which consists of provisions for federal and state income taxes, was $24.5 million for 2000 compared to $21.1 million in 1999 and $21.3 million in 1998. Our effective tax rate was 34.8% in 2000, a slight increase from the effective rates of 34.5% in 1999 and 33.9% in 1998. The effective rate has been increasing slightly as the rate of growth in tax exempt income has been lower than the rate of growth in net income.

FINANCIAL CONDITION

     LOAN AND LEASE PORTFOLIO. We maintain a diversified loan and lease portfolio consisting of commercial, commercial real estate, agricultural, residential real estate, consumer, and tax-exempt loans and leases. The following table summarizes the components of our gross loan and lease portfolio:

                                                                        AT DECEMBER 31,
                             -----------------------------------------------------------------------------------------------------
                                    2000                1999                 1998                 1997                 1996
                             -----------------   ------------------   ------------------   ------------------   ------------------
                               AMOUNT      %       AMOUNT       %       AMOUNT       %       AMOUNT       %      AMOUNT        %
                             ----------  -----   ----------  ------   ----------  ------   ----------  ------   ----------  ------
                                                                    (DOLLARS IN THOUSANDS)
Commercial and other ......  $  717,936   24.6%  $  596,680    23.4%  $  475,556    21.8%  $  387,048    19.7%  $  346,602    19.7%

Commercial real estate ....     733,746   25.1      648,029    25.4      501,205    23.0      419,063    21.3      340,621    19.3

  Construction ............      68,296    2.3       70,869     2.8       59,913     2.8       36,518     1.8       30,039     1.7

Agriculture ...............     416,660   14.3      433,357    17.0      444,784    20.4      409,875    20.8      378,399    21.5

Residential real estate ...     578,876   19.8      450,812    17.7      376,652    17.3      387,549    19.7      351,946    20.0

  Construction ............      18,051    0.6       15,274     0.6       13,397     0.6       12,609     0.6       11,904     0.7

Consumer ..................     302,824   10.4      275,320    10.8      250,803    11.5      263,469    13.4      247,511    14.1

Tax-exempt ................      83,082    2.9       59,815     2.3       55,477     2.6       52,954     2.7       53,078     3.0
                             ----------  -----   ----------  ------   ----------  ------   ----------  ------   ----------  ------
  Total loans and leases ..  $2,919,471  100.0%  $2,550,156   100.0%  $2,177,787   100.0%  $1,969,085   100.0%  $1,760,100   100.0%
                             ==========  =====   ==========  ======   ==========  ======   ==========  ======   ==========  ======

      At December 31, 2000, our loan and lease portfolio was comprised of 54.9% commercial credit, 30.8% consumer credit and 14.3% agricultural credit. The loan and lease portfolio increased $369.3 million, or 14.5%, in 2000 and $372.4 million, or 17.1%, in 1999. Approximately 20.0% of the loan growth during 2000 was related to the acquisition of Northwest and approximately 45.0% of the loan growth during 1999 was related to the acquisition of Dean.

      Our commercial portfolio is primarily secured with collateral consisting of inventory, receivables and equipment. We utilize standard advance rates in determining amounts that can be advanced for each collateral type. Advances secured by inventory and receivables are normally short term floating rate advances. Equipment loans typically amortize over five years. The commercial portfolio grew by $121.3 million, or 20.3%, to $717.9 million as of December 31, 2000 and has grown in excess of 20.0% for each of the last three years.

     Our commercial real estate portfolio, which includes interim commercial real estate construction loans, consists primarily of loans and leases to business customers who occupy the property or use the property for income production. Commercial real estate loans are generally made for up to 80.0% of appraised value or cost and typically have a term of five years with 15 to 20 year amortization. The commercial real estate portfolio increased $83.1 million, or 11.6%, in 2000 and $157.8 million, or 28.1%, in 1999. The Dean acquisition was a significant contributor to the growth of the commercial real estate portfolio in 1999.

     Our agricultural loans include term loans secured by farmland or equipment, and operating loans used for commodity production. Our agricultural customers and agricultural-based communities are diversified across the three states we serve and we extend credit to twelve different areas of commodity production. Agricultural loans decreased $16.7 million, or 3.9%, in 2000 and $11.4 million, or 2.6%, in 1999. For our agricultural customers, the year 2000 was generally an average to above average production year. Improved crop conditions and increased governmental support helped mitigate the impact of continuing low commodity prices and higher fuel prices. During 2000, we continued the tightening of our agricultural loan underwriting standards that began in 1999. At December 31, 2000, agricultural loans represented 14.3% of our total loans and leases, down from 17.0% in 1999 and 20.4% in 1998. This decrease reflects our continuing strategy of placing a reduced emphasis on agricultural lending relative to the portfolio as a whole.

      Residential real estate loans increased $130.8 million, or 28.1%, in 2000 and $76.0 million, or 19.5%, in 1999. The residential real estate portfolio includes home equity loans, first mortgage residential real estate loans, and some construction loans. The construction loans are typically made to builders on homes under construction that have been pre-sold. Home equity loans comprise approximately 52.0% of our $596.9 million in residential real estate loans as of December 31, 2000. Loan to value ratios for home equity loans typically range from 80.0% to 100.0%. Most of the increase in residential real estate loans in 2000 and 1999 was in home equity loans, which increased $82.3 million, or 36.0%, in 2000 and $61.8 million, or 37.1%, in 1999. First mortgage residential real estate lending is generally conducted in compliance with secondary market underwriting guidelines and most newly originated fixed rate first mortgage loans are sold into the secondary market. First mortgage residential real estate loans, which had not changed significantly during 1998 and 1999, did increase by $45.8 million during 2000 due primarily to the acquisition of Northwest.

     Our consumer loan portfolio increased by $27.5 million, or 10.0%, in 2000 and $24.5 million, or 9.8%, in 1999. As of December 31, 2000 approximately $110.6 million, or 36.5%, of the consumer portfolio consists of indirect auto loans, generally to borrowers within our market area. The remainder of the portfolio consists of direct consumer loans, with credit card loans making up only about 1.9% of the total consumer portfolio.

     Tax-exempt loans and leases, which are made to municipalities and qualifying non-profit organizations, increased by $23.3 million, or 38.9%, in 2000 and $4.3 million, or 7.8%, in 1999.

     We expect that the Branch Acquisition will add approximately $300 million to our loan portfolio, including $118 million in commercial real estate loans, $100 million in home equity loans, $70 million in commercial loans, and $12 million in consumer loans.

     The following table summarizes the amount and maturity of the loan and lease portfolio as of December 31, 2000:

                                                              AT DECEMBER 31, 2000, MATURING IN
                                                   ----------------------------------------------------
                                                    ONE YEAR       ONE TO        OVER
                                                     OR LESS     FIVE YEARS    FIVE YEARS      TOTAL
                                                   ----------    ----------    ----------    ----------
                                                                      (IN THOUSANDS)
Commercial and other ..........................    $  355,320    $  329,771    $   32,845    $  717,936
Commercial real estate ........................       141,139       447,543       145,064       733,746
     Construction .............................        18,351        31,835        18,110        68,296
Agricultural ..................................       180,322       167,035        69,303       416,660
Residential real estate .......................        59,178       267,234       252,464       578,876
     Construction .............................        17,109           344           598        18,051
Consumer ......................................       103,943       192,538         6,343       302,824
Tax-exempt ....................................        21,688        33,181        28,213        83,082
                                                   ----------    ----------    ----------    ----------
     Total loans and leases ...................    $  897,050    $1,469,481    $  552,940    $2,919,471
                                                   ==========    ==========    ==========    ==========

Loans and leases maturing after one year
     Fixed interest rate ......................                  $1,076,912    $  244,062    $1,320,974
     Variable interest rate ...................                     392,569       308,878       701,447
                                                                 ----------    ----------    ----------
     Total ....................................                  $1,469,481    $  552,940    $2,022,421
                                                                 ==========    ==========    ==========

     NONPERFORMING ASSETS. Nonperforming assets include nonaccrual loans, restructured loans, and other real estate acquired in loan settlements. The accrual of interest on loans and leases is suspended when the interest or principal payments are contractually past due 90 days or more, unless the loan is fully secured and in the process of collection. Payments received on nonaccrual loans are typically applied to principal and not recorded as income. Restructured loans generally continue to accrue interest but include concessions in terms as a result of the borrower's deteriorated financial condition. The following table presents comparative data for nonperforming assets:

                                                                                        AT DECEMBER 31,
                                                                 ------------------------------------------------------------
                                                                   2000         1999         1998         1997         1996
                                                                 --------     --------     --------     --------     --------
                                                                                    (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases .................................    $ 13,941     $ 16,608     $ 13,077     $  8,958     $ 10,830
Restructured loans and leases ...............................          50           48          178          910          414
                                                                 --------     --------     --------     --------     --------
    Total nonperforming loans and leases ....................      13,991       16,656       13,255        9,868       11,244
Other real estate owned (OREO) ..............................       3,658          527          620          691          240
                                                                 --------     --------     --------     --------     --------
    Total nonperforming assets ..............................    $ 17,649     $ 17,183     $ 13,875     $ 10,559     $ 11,484
                                                                 ========     ========     ========     ========     ========

Past due loans and leases * .................................    $  3,590     $  4,753     $  1,142     $  3,573     $  2,205
                                                                 ========     ========     ========     ========     ========

Nonperforming loans and leases to total loans and leases ....        0.48%        0.65%        0.61%        0.50%        0.64%
Nonperforming assets to total loans, leases and OREO ........        0.60         0.68         0.64         0.54         0.65
Nonperforming assets and past due loans and leases* to
    total loans, leases and OREO ............................        0.73         0.86         0.69         0.72         0.78

--------------------------
* Past due loans and leases include accruing loans and leases 90 days or more past due.

     Nonperforming assets were $17.6 million at December 31, 2000, compared to $17.2 million at the end of 1999, and $13.9 million at the end of 1998. Correspondingly, nonperforming assets as a percentage of total loans, leases, and other real estate owned decreased to 0.60% at December 31, 2000, compared to 0.68% in 1999 and 0.64% in 1998. Nonperforming loans and leases, including nonaccrual and restructured loans and leases, totaled $14.0 million, or 0.48% of total loans and leases, at December 31, 2000, versus $16.7 million, or 0.65% of total loans and leases at December 31, 1999, and $13.3 million, or 0.61% of total loans and leases at December 31, 1998. The $2.7 million decline in nonperforming loans and leases in 2000 from 1999 was primarily in the agricultural loan portfolio. Nonperforming agricultural loans declined to $4.1 million at the end of 2000 from $8.5 million at the end of 1999. This decrease was partially offset by a $2.7 million increase in nonperforming commercial and commercial real estate loans, primarily the result of one $2.0 million credit. Furthermore, low commodity prices and poor crop conditions contributed to the increase in nonperforming agricultural loans in 1999, but improved crop conditions and increased governmental support helped reduce the negative impact of low commodity prices and higher fuel prices during 2000.

     Other real estate owned ("OREO") increased to $3.7 million at December 31, 2000, compared to $527 thousand at December 31, 1999, and $620 thousand at December 31, 1998. The increase in OREO in 2000 is primarily due to a single hotel property with a carrying value of $3.1 million that was acquired through foreclosure in the fourth quarter of 2000. Redemption rights on this property expire on May 8, 2001 and efforts to sell it will begin shortly after that date if it is not redeemed by the borrower.

     RESERVE FOR CREDIT LOSSES. We maintain a reserve for credit losses to absorb losses inherent in the loan and lease portfolio. The reserve is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. The reserve is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. Our methodology for assessing the appropriateness of the reserve consists of several key elements, which include the formula reserve, specific reserves, and the unallocated reserve.

     The formula reserve is calculated by applying loss factors to our outstanding loans and certain unused commitments. Loss factors for each loan type are based on our historical loss experience through the course of the business cycle and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Specific reserves are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula reserve.

     The unallocated reserve is comprised of two elements. The first element recognizes the model and estimation risk associated with the formula and specific reserves. The second element is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific reserves. The conditions evaluated in connection with the unallocated reserve may include existing general economic and business conditions affecting our key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent duration of the current business cycle, and findings of our internal loan review examiners.

     The reserve also incorporates the results of measuring impaired loans and leases as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition, and disclosures related to impaired loans and leases. A loan is considered impaired when management determines that it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan or lease agreement. Impairment is measured by the difference between the recorded investment in the loan or lease (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Impairment is recognized by adjusting an allocation of the existing reserve for credit losses.

      The reserve for credit losses was $45.9 million, or 1.57% of total loans and leases, at December 31, 2000, compared to $41.9 million, or 1.65% of loans at December 31, 1999, and $37.0 million, or 1.70% of loans at December 31, 1998. Activity in the reserve for credit losses for the past five years is shown in the following table:

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------
                                                           2000          1999          1998          1997          1996
                                                        ----------    ----------    ----------    ----------    ----------
                                                                              (DOLLARS IN THOUSANDS)
Beginning of year ...................................   $   41,895    $   37,019    $   34,253    $   30,482    $   28,253
Charge-offs:
    Commercial and other ............................        3,273         1,270           820           604           480
    Commercial real estate ..........................          287         1,445           152           427           117
       Construction .................................           24            --            25             2            --
    Agricultural ....................................          518         2,138           835           288           489
    Residential real estate .........................          320           351           328           100            47
    Consumer ........................................        1,481         1,860         1,808         1,338         1,097
                                                        ----------    ----------    ----------    ----------    ----------
       Total charge-offs ............................        5,903         7,064         3,968         2,759         2,230
                                                        ----------    ----------    ----------    ----------    ----------
Recoveries:
    Commercial and other ............................          320           351           218           379           911
    Commercial real estate ..........................          226           152           322           173           194
       Construction .................................            5            --            --            10            --
    Agricultural ....................................          165           355           102            65           159
    Residential real estate .........................           64            36            30           104            58
    Consumer ........................................          491           545           492           295           381
                                                        ----------    ----------    ----------    ----------    ----------
       Total recoveries .............................        1,271         1,439         1,164         1,026         1,703
                                                        ----------    ----------    ----------    ----------    ----------
Net charge-offs .....................................        4,632         5,625         2,804         1,733           527
Provision for credit losses .........................        8,338         8,321         5,570         4,746         2,756
Reserve related to acquired assets ..................          294         2,180            --           758            --
                                                        ----------    ----------    ----------    ----------    ----------
End of year .........................................   $   45,895    $   41,895    $   37,019    $   34,253    $   30,482
                                                        ==========    ==========    ==========    ==========    ==========
Average loans and leases ............................   $2,749,662    $2,315,105    $2,084,462    $1,838,218    $1,687,900
Net charge-offs to average loans and leases .........         0.17%         0.24%         0.13%         0.09%         0.03%
Reserve to total nonperforming loans and leases .....       328.03        251.53        279.28        347.11        271.10
Reserve to total loans and leases ...................         1.57          1.65          1.70          1.74          1.74

     Net charge-offs were $4.6 million in 2000, $5.6 million in 1999, and $2.8 million in 1998. Expressed as a percentage of average loans and leases, net charge-offs declined to 0.17% in 2000 from 0.24% in 1999. Charge-offs of commercial loans increased to $3.3 million in 2000 from $1.3 million in 1999. A single loan with a total charge-off of $1.9 million accounted for most of this increase. Charge-offs in the agricultural loan portfolio declined to $518 thousand in 2000 from $2.1 million in 1999. Agricultural loan charge-offs increased from $835 thousand in 1998 to $2.1 million in 1999, due primarily to a generally poor agricultural economy in the Red River Valley of eastern North Dakota and western Minnesota. The provision for credit losses was $8.3 million in both 2000 and 1999, and $5.6 million in 1998.

     The reserve to nonperforming loans increased to 328.0% at December 31, 2000, from 251.5% at December 31, 1999, and 279.3% at December 31, 1998. The
ratio of classified loans, which include those loans with an internal loan review rating of substandard, doubtful or loss, to total loans was 3.1% at December 31, 2000 compared to 4.5% at December 31, 1999 and 5.1% at December 31, 1998. The improvement in 2000 was primarily the result of a significant reduction of classified agricultural loans, which were down 43.0% in a comparison of 2000 to 1999, and loan growth within the other loan categories.

      Management has allocated the reserve to sectors based on relative risk characteristics of the loan and lease portfolio. Commercial allocations are based on a quarterly review of individual loans outstanding and commitments to extend credit and standby letters of credit. Consumer allocations are based on an analysis of product mix, credit scoring and risk composition of the portfolio, fraud loss and bankruptcy experiences, historical and expected delinquency, and charge-off statistics for each homogenous category or group of loans. The following table shows the allocation of the reserve for credit losses to sectors for each of the last five years:

                                                                       AT DECEMBER 31,
                        ------------------------------------------------------------------------------------------------------------
                                2000                  1999                  1998                  1997                  1996
                        --------------------  --------------------  --------------------  --------------------  --------------------
                                  PERCENT OF            PERCENT OF            PERCENT OF            PERCENT OF            PERCENT OF
                                  LOANS AND             LOANS AND             LOANS AND             LOANS AND             LOANS AND
                                  LEASES TO             LEASES TO             LEASES TO             LEASES TO             LEASES TO
                                 TOTAL LOANS           TOTAL LOANS           TOTAL LOANS           TOTAL LOANS           TOTAL LOANS
                         AMOUNT   AND LEASES   AMOUNT   AND LEASES   AMOUNT   AND LEASES   AMOUNT   AND LEASES   AMOUNT   AND LEASES
                        --------  ----------  --------  ----------  --------  ----------  --------  ----------  --------  ----------
                                                                   (DOLLARS IN THOUSANDS)
Commercial and other .. $ 12,800       24.6%  $ 10,200       23.4%  $  8,300       21.8%  $  7,700       19.7%  $  6,800       19.7%
Commercial real
  estate ..............    9,900       27.4      9,200       28.2     10,100       25.8      9,300       23.1      7,500       21.0
Agricultural ..........    9,300       14.3     11,900       17.0      8,200       20.4      7,000       20.8      6,400       21.5
Residential real
  estate ..............    1,900       20.4      1,900       18.3      2,700       17.9      2,400       20.3      2,200       20.7
Consumer ..............    2,500       10.4      2,300       10.8      1,500       11.5      1,700       13.4      1,500       14.1
Tax-exempt ............      100        2.9        600        2.3        300        2.6        300        2.7        300        3.0
Unallocated ...........    9,395         --      5,795         --      5,919         --      5,853         --      5,782         --
                        --------   --------   --------   --------   --------   --------   --------   --------   --------   --------

    Total reserve ..... $ 45,895      100.0%  $ 41,895      100.0%  $ 37,019      100.0%  $ 34,253      100.0%  $ 30,482      100.0%
                        ========   ========   ========   ========   ========   ========   ========   ========   ========   ========

     Approximately $9.4 million, or 20.5%, of the reserve for loan and lease losses is not allocated to specific credits at December 31, 2000, compared to $5.8 million, or 13.8%, of the reserve which was not allocated to specific credits at December 31, 1999. Management noted some weakening of general economic conditions during the fourth quarter of 2000 which had not yet been factored into the analysis of specific credits, but which was taken into consideration in the analysis of the overall reserve position.

     SECURITIES. Our investment portfolio consists of investments and mortgage backed securities that we intend to hold to maturity which are valued at amortized cost. Our portfolio also includes debt and equity securities that are available for sale which are valued at current market value. The investment portfolio is maintained primarily for liquidity and collateral purposes and to generate interest income. Our investment portfolio consists primarily of low risk government and government agency backed securities and high grade municipal bonds.

     As a result of the Branch Acquisition, we expect to receive cash from the seller of approximately $390.0 million. A significant portion of this cash will be invested in securities.

     The securities portfolio declined by $86.7 million, or 8.4%, to $951.6 million at December 31, 2000 from $1.0 billion at December 31, 1999 and $996.7 million at December 31, 1998. The majority of the proceeds from maturing securities during 2000 were reinvested in loans rather than securities.

      The following table presents the amortized cost and fair value of securities held on December 31, 2000:

                                                                     AT DECEMBER 31, 2000
                                                     ----------------------------------------------------
                                                                     GROSS         GROSS
                                                      AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                                        COST          GAIN          LOSS          VALUE
                                                     ----------    ----------    ----------    ----------
                                                                       (IN THOUSANDS)
Securities available-for-sale:
     U. S. Treasury securities ..................    $    1,915    $        1    $        3    $    1,913
     U. S. government agency obligations ........       110,543           672            40       111,175
     Obligations of state and political
      subdivisions ..............................        23,047           562             4        23,605
     Mortgage-backed securities .................       574,236         3,339         2,691       574,884
     Equity securities ..........................        55,945           905           114        56,736
     Other ......................................        15,234            --            33        15,201
                                                     ----------    ----------    ----------    ----------
        Total securities available-for-sale .....    $  780,920    $    5,479    $    2,885    $  783,514
                                                     ==========    ==========    ==========    ==========

Securities held-to-maturity:
     U. S. government agency obligations ........    $    5,491    $       22    $       56    $    5,457
     Obligations of state and political
      subdivisions ..............................       162,622         3,354           170       165,806
                                                     ----------    ----------    ----------    ----------
        Total securities held-to-maturity .......    $  168,113    $    3,376    $      226    $  171,263
                                                     ==========    ==========    ==========    ==========


      The following table presents the maturity of securities held at December 31, 2000 and the weighted average rates by range of maturity. The table includes projected payments on mortgage-backed securities. Certain equity securities, which include Federal Home Loan Bank stock, Federal Reserve Bank stock, Federal Home Loan Mortgage Corporation preferred stock, and Federal National Mortgage Corporation preferred stock, do not have a stated face rate or maturity. Equity securities are presented in this table based on estimated rates at December 31, 2000:

                                                                           AMORTIZED COST
                                 -------------------------------------------------------------------------------------------------
                                   WITHIN 1 YEAR         1-5 YEARS           5-10 YEARS        AFTER 10 YEARS         TOTALS
                                 -----------------   -----------------   -----------------   -----------------   -----------------
                                  AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD
                                 --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
                                                                       (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
  obligations of U.S.
  government agencies .......... $ 38,836     6.80%  $ 66,269     6.87%  $ 12,748     6.71%  $     96     6.90%  $117,949     6.83%
Obligations of states and
  political subdivisions (1) ...   36,808     7.83     98,772     7.75     49,330     7.44        759     7.98    185,669     7.67
Mortgage-backed securities .....  118,697     7.08    236,642     6.77    127,492     6.65     91,405     6.70    574,236     6.79
Equity securities ..............       --       --         --       --         --       --         --       --     55,945     7.31
Other securities ...............   13,199     6.32         --       --      2,035     6.81         --       --     15,234     6.32
                                 --------  -------   --------  -------   --------  -------   --------  -------   --------  -------

     Total Investment
       Securities .............. $207,540     7.19%  $401,683     7.05%  $191,605     7.04%  $ 92,260     6.71%  $949,033     7.00%
                                 ========  =======   ========  =======   ========  =======   ========  =======   ========  =======

------------------------------
(1) Yields are presented on a tax-equivalent basis to reflect the tax-exempt nature of these securities. The incremental federal statutory rate applied is 35%.

     The average maturity of the portfolio was 66 months at December 31, 2000, with an average tax-equivalent yield to maturity on the portfolio of 7.00%, unrealized gains of $8.9 million and unrealized losses of $3.1 million. This compares to an average maturity of 73 months at December 31, 1999, and an average tax-equivalent yield to maturity of 6.82%, unrealized gains of $3.3 million, and unrealized losses of $21.7 million. At December 31, 2000, the market value of our securities was $954.8 million, or $5.7 million over its amortized cost. This compares to a market value of $1.0 billion, or $18.5 million under amortized cost, at December 31, 1999.

     TOTAL DEPOSITS. Deposits increased by $256.1 million, or 9.0% in 2000, and $280.0 million or 10.9% in 1999. The Northwest acquisition in 2000 and the Dean acquisition in 1999 were significant contributors to overall deposit growth. Noninterest bearing deposits increased by $50.1 million, or 12.3%, in 2000, and $37.3 million, or 10.1%, in 1999. Savings, NOW, and money market accounts increased $115.1 million, or 11.3%, in 2000, and $153.6 million, or 17.7%, in 1999. As part of our strategy to grow deposits, we have placed a strong emphasis on the money market savings product and have structured that product to be competitive with other short-term investment alternatives available to customers. Money market savings balances increased by $147.9 million, or 29.4%, in 2000, and $98.5 million, or 24.3%, in 1999.

     Savings certificate balances increased by $91.0 million, or 6.4%, in 2000, and $89.1 million, or 6.7%, in 1999. The lower growth rate for certificate balances compared to other transaction accounts is consistent with our goal to place less emphasis on savings certificates in our deposit funding. The Branch Acquisition will add approximately $750 million in deposits to Bremer and help us to further the goal of placing less emphasis on certificates in our deposit funding. Only 39.0% of the deposits that we expect to acquire in the Branch Acquisition are in savings certificates as compared to our deposit base at December 31, 2000 which included 48.8% in savings certificates. At December 31, 2000, savings certificates included $76.7 million of deposits acquired through brokers. This compares with $58.7 million of brokered deposits at December 31, 1999 and $40.9 million at December 31, 1998. All of these brokered deposits mature during the first half of 2001. As a result of the deposits being added through the Branch Acquisition, we do not expect to replace these maturing brokered deposits during 2001.

     The following table sets forth the distribution of our deposits by type:

                                                                        AT DECEMBER 31,
                                      -------------------------------------------------------------------------------------
                                                 2000                         1999                           1998
                                      -------------------------     -------------------------     -------------------------
                                        AMOUNT         PERCENT        AMOUNT         PERCENT        AMOUNT         PERCENT
                                      ----------     ----------     ----------     ----------     ----------     ----------
                                                                     (DOLLARS IN THOUSANDS)
Noninterest bearing deposits .....    $  456,571           14.7%    $  406,478           14.3%    $  369,215           14.4%
Savings and NOW accounts .........       318,481           10.2        342,752           12.0        294,385           11.4
Money market accounts ............       816,112           26.3        676,775           23.7        571,495           22.2

Time certificates of deposit:
  Less than $100,000 .............     1,186,472           38.2      1,132,158           39.7      1,081,795           42.1
  $100,000 or more ...............       329,192           10.6        292,529           10.3        253,760            9.9
                                      ----------     ----------     ----------     ----------     ----------     ----------
                                      $3,106,828          100.0%    $2,850,692          100.0%    $2,570,650          100.0%
                                      ==========     ==========     ==========     ==========     ==========     ==========


     Included in interest bearing deposits at December 31, 2000 were $329.2 million of time deposits that had balances of $100,000 or more at December 31, 2000. Maturities of these time deposits are summarized as follows:


                                                          AT DECEMBER 31,2000
                                                          -------------------
                                                            (IN THOUSANDS)
Three months or less ..................................   $           122,306
Over three months to six months .......................                46,383
Over six months to twelve months ......................                74,560
Over twelve months ....................................                85,943
                                                          -------------------
      Total ...........................................   $           329,192
                                                          ===================


     SHORT-TERM BORROWINGS. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank ("FHLB") advances with original maturities of one year or less, and advances under an unsecured revolving credit facility. Short-term borrowings increased 3.4% to $441.0 million at December 31, 2000 from $426.7 million at December 31, 1999 and from $353.2 million at December 31, 1998. Repurchase agreements with customers, which constitute 64.5% of short-term borrowings at December 31, 2000, increased to $284.3 million at the end of 2000 from $260.4 million at the end of 1999 and $217.7 million at the end of 1998. At December 31, 2000, 83.2% of the customer repurchase agreements were related to daily checking account sweep mechanisms that are part of our cash management product line. FHLB advances with maturities of one year or less declined to $95.0 million at the end of 2000 from $107.0 million at the end of 1999 and $89.5 million at the end of 1998. We expect that the level of these short-term FHLB advances will decline significantly after we complete the Branch Acquisition. The total amount that can be borrowed under the unsecured revolving credit facility is $60.0 million. The facility is used primarily to provide funding to the Bremer Business Finance Corporation. Advances under this short-term revolving credit facility were $15.0 million at December 31, 2000 compared to $16.0 million at December 31, 1999, and $33.0 million at December 31, 1998. The amount borrowed under this facility is expected to increase by approximately $30 million when the Branch Acquisition is completed. The proceeds from this additional borrowing will be used to provide capital to the South St. Paul bank subsidiary to support the Branch Acquisition. The following table presents a summary of our short-term borrowings for the periods ended on the dates indicated:

                                                        FEDERAL FUNDS  FEDERAL HOME     TREASURY      REVOLVING
                                                       AND REPURCHASE   LOAN BANK     TAX AND LOAN      CREDIT
                                                         AGREEMENTS     BORROWINGS        NOTES        FACILITY
                                                       --------------  ------------   ------------    ----------
                                                                         (DOLLARS IN THOUSANDS)
Balance at December 31
     2000 ...........................................    $  328,315     $   95,000     $    2,685     $   15,000
     1999 ...........................................       300,737        107,000          2,948         16,000
     1998 ...........................................       221,419         89,500          9,294         33,000

Weighted average interest rate at December 31
     2000 ...........................................          6.49%          6.55%          6.25%          7.16%
     1999 ...........................................          5.41           5.67           5.25           6.74
     1998 ...........................................          4.96           5.22           4.62           6.52

Maximum amount outstanding at any month end
     2000 ...........................................    $  328,536     $  165,419     $    3,899     $   40,000
     1999 ...........................................       300,737        156,755         12,461         99,000
     1998 ...........................................       288,312        178,658         15,167         35,000

Average amount outstanding during the year
     2000 ...........................................    $  286,813     $  105,428     $    2,412     $   27,855
     1999 ...........................................       246,666         84,556          3,553         55,875
     1998 ...........................................       196,731        139,520          8,587         22,742

Weighted average interest cost during the year
     2000 ...........................................          5.72%          6.28%          6.18%          7.58%
     1999 ...........................................          4.53           5.47           4.65           6.23
     1998 ...........................................          5.00           5.55           4.76           6.55


     LONG-TERM DEBT. Long-term debt, which includes senior notes, FHLB advances with original maturities of greater than one year, and installment promissory notes, increased $16.8 million, or 7.8%, in 2000, and $99.5 million, or 85.6%, in 1999. The following table summarizes long-term debt for the last three years:

                                                         AT DECEMBER 31,
                                                2000          1999          1998
                                             ----------    ----------    ----------
                                                         (IN THOUSANDS)
Senior notes ............................    $   65,000     $ 65,0000    $       --
Federal Home Loan Bank borrowings .......       164,908       147,587       111,318
Installment promissory notes ............         2,752         3,245         4,968
                                             ----------    ----------    ----------
   Total ................................    $  232,660    $  215,832    $  116,286
                                             ==========    ==========    ==========

      We issued the senior notes in November 1999. The proceeds were used in connection with the Dean and Northwest acquisitions. The installment promissory note obligations were incurred in connection with previous acquisitions.

      TRUST PREFERRED CAPITAL SECURITIES. On February 22, 2001, we issued $16.5 million of trust preferred capital securities. This issuance will increase our Tier 1 capital in anticipation of the Branch Acquisition.

      EQUITY OF SHAREHOLDERS AND REDEEMABLE CLASS A COMMON STOCK. Shareholders' equity and redeemable class A common stock was $354.0 million at December 31, 2000 compared to $312.9 million at December 31, 1999 and $303.4 million at December 31, 1998. Book value per share increased to $29.50 at December 31, 2000 from $26.07 at December 31, 1999 and $25.28 at December 31, 1998. Dividends paid per share increased to $1.39 in 2000 from $1.32 in both 1999 and 1998. The dividends paid in 2000 of $16.7 million represented 5.3% of the equity of shareholders at December 31, 1999 and 36.5% of 2000 net income. Realized book value per share, which excludes the impact of the net unrealized gain or loss on securities available-for-sale, increased to $29.37 at December 31, 2000 from $26.95 at December 31, 1999, and $24.93 at December 31, 1998.

      CAPITAL MANAGEMENT. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board's implementation of FDICIA defines "well-capitalized" institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. We have maintained our capital at the "well-capitalized" level in each of these categories in the past and expect to do so in the future. The capital ratios of the Subsidiary Banks in each of these categories met or exceeded the "well-capitalized" ratios as of December 31, 2000. The following table compares the consolidated capital ratios with the minimum requirements for well capitalized and adequately capitalized banks as of December 31, 2000:


                                                             MINIMUM REQUIREMENTS
                                                      ---------------------------------
                                                           WELL           ADEQUATELY
CAPITAL CATEGORY                          ACTUAL        CAPITALIZED       CAPITALIZED
-------------------------------------  ------------   ---------------   ---------------
Tier I risk-based capital ...........     10.03%            6.00%             4.00%
Total risk-based capital ............     11.28            10.00              8.00
Leverage ratio ......................      7.51             5.00              4.00

     The completion of the Branch Acquisition and the issuance of additional trust preferred capital securities will significantly impact our capital ratios. After completion of these transactions, the capital ratios are expected to be lower in all cases than the ratios as of December 31, 2000, but remain above the well-capitalized level.

ASSET LIABILITY MANAGEMENT

     LIQUIDITY MANAGEMENT. The objective of liquidity management is to ensure the continuous availability of funds to meet our financial commitments. We use an asset liability management committee ("ALCO") as part of our risk management process. ALCO is responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving our financial objectives. ALCO meets regularly to review funding capacity, current and forecasted loan demand, investment opportunities, and liquidity positions as outlined in our asset liability policy. With this information, ALCO guides changes in the balance sheet structure to provide for adequate ongoing liquidity.

     Several factors provide for a favorable liquidity position. The first is the ability to acquire and retain funds in the local markets we serve. This in-market funding provides an historically stable source of funding and represented approximately 86% of total liabilities during 2000. Our available-for-sale securities portfolio is a secondary source of liquidity because of its readily marketable nature and predictable stream of maturities. Approximately 22.0% of the securities portfolio matures in 2001. While we prefer to fund the balance sheet with in-market funding sources, another source of liquidity is our ready access to regional and national wholesale funding markets, including federal funds purchased, Federal Home Loan Bank advances, and brokered deposits. As of December 31, 2000, we also had available $45.0 million of borrowing capacity under a $60.0 million unsecured credit facility. As of December 31, 2000, $15.0 million was advanced and outstanding under this facility. This credit facility is used primarily to provide funding availability for non-bank activities. We intend to use approximately $30 million under this facility to finance capital increases in connection with the Branch Acquisition.

     The Branch Acquisition, which includes approximately $750 million of deposits but only about $300 million of loans, is expected, when consummated, to significantly enhance our liquidity position.

     INTEREST RATE RISK MANAGEMENT. Interest rate risk is the risk that changing interest rates will adversely affect net income and balance sheet valuations. The objective of interest rate risk management is to control this risk exposure. The responsibility for this process rests with ALCO. ALCO establishes appropriate risk management policies and monitors asset liability activities to minimize our exposure to adverse interest rate trends. The tools used to measure interest rate risk include a valuation model which measures the sensitivity of balance sheet valuations to changes in interest rates, gap analysis, and simulation of future net income.

     In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows to be generated. In each case, the cash flows are discounted by a market interest rate chosen to reflect as closely as possible the characteristics of the given asset or liability as obtained from independent broker quotations and other public sources. The impact on valuations is then calculated for a 200 basis point rate shock. The rate shock is an instantaneous change in market rates across the yield curve. Significant assumptions required in the use of the valuation model include estimates regarding prepayment activity and the behavior of non-maturity deposits in various interest rate environments. The model does not reflect actions that ALCO could initiate in response to a change in interest rates. The valuation model indicates that the value of assets would decline approximately 3.4% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity impact from this 200 basis point increase in rates would be a decrease of approximately 11.9%. This is within our maximum risk limit of 20.0% for this risk measure.

     The matching of assets and liabilities may be analyzed by examining to the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it matures or reprices within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based on certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based on certain assumptions, to mature or reprice within that same time period. An interest rate sensitivity gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities that mature or reprice within a specified time period. An interest rate gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets that mature or reprice within a specified time period.

     The following table sets forth at December 31, 2000 the amounts of interest earning assets and interest bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto:

                                                                              AMOUNT REPRICING OR MATURING
                                                        -------------------------------------------------------------------------
                                                          WITHIN          3 - 12           1 - 5         OVER 5
                                                         3 MONTHS         MONTHS           YEARS          YEARS          TOTAL
                                                        -----------     -----------     -----------    -----------    -----------
                                                                                  (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS (1)
    Loans and leases ................................   $ 1,002,645     $   506,229     $ 1,216,527    $   194,070    $ 2,919,471
    Securities ......................................       304,653         114,425         260,297        272,252        951,627
    Other earning assets ............................        11,828              --              --             --         11,828
                                                        -----------     -----------     -----------    -----------    -----------
       Total interest earning assets ................   $ 1,319,126     $   620,654     $ 1,476,824    $   466,322    $ 3,882,926
                                                        ===========     ===========     ===========    ===========    ===========
INTEREST BEARING LIABILITIES

    Interest bearing deposits (2) ...................   $   963,460     $   781,851     $   904,633    $       313    $ 2,650,257
    Short-term borrowings ...........................       407,474          28,116           5,410             --        441,000
    Long-term debt (3) ..............................            56          15,598         181,094         35,912        232,660
                                                        -----------     -----------     -----------    -----------    -----------
       Total interest bearing liabilities ...........   $ 1,370,990     $   825,565     $ 1,091,137    $    36,225    $ 3,323,917
                                                        -----------     -----------     -----------    -----------    -----------
Rate sensitive gap ..................................   $   (51,864)    $  (204,911)    $   385,687    $   430,097    $   559,009
                                                        ===========     ===========     ===========    ===========    ===========
Cumulative rate sensitive gap .......................   $   (51,864)    $  (256,775)    $   128,912    $   559,009
                                                        ===========     ===========     ===========    ===========
Rate sensitive gap % to total assets ................          (1.2)%          (4.9)%           9.2%          10.2%          13.3%
Cumulative rate sensitive gap % to total assets .....          (1.2)           (6.1)            3.1           13.3

---------------------------
(1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, except for mortgage backed securities which are adjusted for prepayment assumptions.
(2) Includes non-maturity savings and NOW accounts positioned to run off evenly over sixty months and money market savings accounts, most of which are positioned to reprice within three months.
(3) Adjustable and floating rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due.


     The repricing gaps are well within our risk tolerances, which limit the maximum 90-day and one-year gaps to 15.0% of total assets.

     We also use simulation modeling of future net interest income and net income as a risk management tool. Simulation modeling results indicate that net income would not change by more than 2.5% over the next year with a 300 basis point change in the level of rates. The projected change in net income is well within the current policy limit that requires that the change in net income over the next 12 months not exceed 10.0%.

     OTHER MARKET RISK. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

     The assets and liabilities of a financial institution are primarily monetary in nature. As a result, interest rates have more impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The liquidity and the maturity structure of our assets and liabilities are important to the maintenance of acceptable performance levels. We disclose the estimated fair values of our financial instruments in accordance with FASB Statement No. 107.

IMPACT OF NEW ACCOUNTING STANDARDS

      ACCOUNTING FOR DERIVATIVES. On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. Management has reviewed the requirements of SFAS No. 133 and has determined that we have a minimal amount of derivatives and that there is no material impact to the financial statements due to the adoption of SFAS No. 133.

     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. The Statement revises the standards for accounting for the securitization and other transfers of financial assets and collateral, and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after March 31, 2001. Management believes that adopting SFAS No. 140 will not have a material impact on the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                  2000             1999
                                                                              ------------     ------------
ASSETS
    Cash and due from banks ..............................................    $    200,547     $    145,407
    Interest bearing deposits ............................................           5,731            4,886
    Investment securities available-for-sale (amortized cost of
       $206,684 and $188,683, respectively) ..............................         208,630          187,857
    Mortgage-backed securities available-for-sale (amortized cost of
       $574,236 and $688,649, respectively) ..............................         574,884          671,985
                                                                              ------------     ------------
       TOTAL SECURITIES AVAILABLE-FOR-SALE ...............................         783,514          859,842
    Investment securities held-to-maturity (fair value of
       $171,263 and $170,788, respectively) ..............................         168,113          171,720
    Mortgage-backed securities held-to-maturity (fair value of
       $0 and $6,769, respectively) ......................................              --            6,810
                                                                              ------------     ------------
       TOTAL SECURITIES HELD-TO-MATURITY .................................         168,113          178,530
    Loans and leases .....................................................       2,919,471        2,550,156
       Reserve for credit losses .........................................         (45,895)         (41,895)
       Unearned discount .................................................          (3,870)          (7,259)
                                                                              ------------     ------------
       NET LOANS AND LEASES ..............................................       2,869,706        2,501,002
    Interest receivable ..................................................          40,822           34,148
    Premises and equipment, net ..........................................          57,742           59,821
    Other assets .........................................................          66,421           67,849
                                                                              ------------     ------------
       TOTAL ASSETS ......................................................    $  4,192,596     $  3,851,485
                                                                              ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Noninterest bearing deposits .........................................    $    456,571     $    406,478
    Interest bearing deposits ............................................       2,650,257        2,444,214
                                                                              ------------     ------------
       TOTAL DEPOSITS ....................................................       3,106,828        2,850,692
    Federal funds purchased and repurchase agreements ....................         328,315          300,737
    Other short-term borrowings ..........................................         112,685          125,948
    Long-term debt .......................................................         232,660          215,832
    Accrued expenses and other liabilities ...............................          57,919           44,486
                                                                              ------------     ------------
       TOTAL LIABILITIES .................................................       3,838,407        3,537,695
    Minority interests ...................................................             150              914
    Redeemable class A common stock, 960,000 shares
       issued and outstanding ............................................          28,324           25,029
    Shareholders' equity
       Common stock
          Class A, no par, 12,000,000 shares authorized;
            240,000 shares issued and outstanding ........................              57               57
          Class B, no par, 10,800,000 shares authorized,
            issued and outstanding .......................................           2,562            2,562
       Retained earnings .................................................         321,665          294,892
       Accumulated other comprehensive income (loss) .....................           1,431           (9,664)
                                                                              ------------     ------------
       TOTAL SHAREHOLDERS' EQUITY ........................................         325,715          287,847
                                                                              ------------     ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................    $  4,192,596     $  3,851,485
                                                                              ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        2000          1999          1998
                                                                     ----------    ----------    ----------
INTEREST INCOME
    Loans and leases, including fees ............................    $  249,178    $  201,022    $  186,963
    Securities
      Taxable ...................................................        53,040        51,661        46,698
      Tax-exempt ................................................        11,082        10,577        11,036
    Federal funds sold ..........................................           612           575           701
    Other .......................................................           259           132           127
                                                                     ----------    ----------    ----------
          Total interest income .................................       314,171       263,967       245,525

INTEREST EXPENSE
    Deposits ....................................................       123,798        96,428        97,660
    Federal funds purchased and repurchase agreements ...........        16,392        11,175         9,836
    Other short-term borrowings .................................         8,884         8,246         9,652
    Long-term debt ..............................................        14,108         9,065         4,276
                                                                     ----------    ----------    ----------
          Total interest expense ................................       163,182       124,914       121,424
                                                                     ----------    ----------    ----------
      Net interest income .......................................       150,989       139,053       124,101
    Provision for credit losses .................................         8,338         8,321         5,570
                                                                     ----------    ----------    ----------
      Net interest income after provision for credit losses .....       142,651       130,732       118,531

NONINTEREST INCOME
    Service charges .............................................        22,284        19,434        17,037
    Insurance ...................................................        10,045         9,703         7,804
    Trust .......................................................         9,139         7,984         6,990
    Brokerage ...................................................         5,481         4,533         3,752
    Gain on sale of loans .......................................         2,758         3,380         4,977
    Gain on sale of securities ..................................           270         1,853         1,296
    State tax refund ............................................            --            --         4,476
    Other .......................................................         4,240         5,578         4,938
                                                                     ----------    ----------    ----------
          Total noninterest income ..............................        54,217        52,465        51,270

NONINTEREST EXPENSE
    Salaries and wages ..........................................        58,331        54,164        49,287
    Employee benefits ...........................................        14,018        14,901        12,572
    Occupancy ...................................................         7,651         6,921         6,128
    Furniture and equipment .....................................         9,432         9,170         7,621
    Data processing fees ........................................         7,244         7,465         6,046
    FDIC premiums and examination fees ..........................         1,652         1,297         1,157
    Amortization of goodwill and other intangibles ..............         3,713         2,831         1,711
    Other .......................................................        24,589        25,195        22,491
                                                                     ----------    ----------    ----------
          Total noninterest expense .............................       126,630       121,944       107,013
                                                                     ----------    ----------    ----------
INCOME BEFORE INCOME TAX EXPENSE ................................        70,238        61,253        62,788
    Income tax expense ..........................................        24,457        21,142        21,277
                                                                     ----------    ----------    ----------
NET INCOME ......................................................    $   45,781    $   40,111    $   41,511
                                                                     ==========    ==========    ==========
    Per common share amounts:
      Net income-basic and diluted ..............................    $     3.82    $     3.34    $     3.46
      Dividends paid ............................................    $     1.39          1.32          1.32

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            ACCUMULATED
                                                           COMMON STOCK        OTHER
                                                         ----------------  COMPREHENSIVE COMPREHENSIVE  RETAINED
                                                         CLASS A  CLASS B   INCOME(LOSS)    INCOME      EARNINGS       TOTAL
                                                         -------  -------   ------------    ------      --------       -----
BALANCE, DECEMBER 31, 1997                                 $ 57   $ 2,562   $    4,977                 $ 248,945    $ 256,541
Comprehensive income
    Net income                                                                           $   41,511       41,511       41,511
    Other comprehensive income
      Change in net unrealized gain (loss)
        on securities available-for-sale, net of tax
        and reclassification adjustment                                         (1,141)      (1,141)                   (1,141)
                                                                                         -----------
    Comprehensive income                                                                     40,370
                                                                                         ===========
Dividends, $1.32 per share                                                                               (15,840)     (15,840)
Allocation of net income in excess of dividends and change
    in net unrealized gain (loss) on securities available
    for sale to redeemable class A common stock                                     91                    (2,054)      (1,963)
                                                         -------  --------  -----------               -----------  -----------

BALANCE, DECEMBER 31, 1998                                   57     2,562        3,927                   272,562      279,108
Comprehensive income
    Net income                                                                               40,111       40,111       40,111
    Other comprehensive income
      Change in net unrealized gain (loss)
        on securities available-for-sale, net of tax
        and reclassification adjustment                                        (14,774)     (14,774)                  (14,774)
                                                                                         -----------
    Comprehensive income                                                                     25,337
                                                                                         ===========
Dividends, $1.32 per share                                                                               (15,840)     (15,840)
Allocation of net income in excess of dividends and change
    in net unrealized gain (loss) on securities available
    for sale to redeemable class A common stock                                  1,183                    (1,941)        (758)
                                                         -------  --------  -----------               -----------  -----------

BALANCE, DECEMBER 31, 1999                                   57     2,562       (9,664)                  294,892      287,847
Comprehensive income
    Net income                                                                               45,781       45,781       45,781
    Other comprehensive income
      Change in net unrealized gain (loss)
        on securities available-for-sale, net of tax
        and reclassification adjustment                                         12,060       12,060                    12,060
                                                                                         -----------
    Comprehensive income                                                                 $   57,841
                                                                                         ===========
Dividends, $1.39 per share                                                                               (16,680)     (16,680)
Allocation of net income in excess of dividends and change
    in net unrealized gain (loss) on securities available
    for sale to redeemable class A common stock                                   (965)                   (2,328)      (3,293)
                                                         -------  --------  -----------               -----------  -----------

BALANCE, DECEMBER 31, 2000                                 $ 57   $ 2,562   $    1,431                $  321,665   $  325,715
                                                         =======  ========  ===========               ===========  ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 (IN THOUSANDS)

                                                                                  2000           1999           1998
                                                                               ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ...........................................................    $   45,781     $   40,111     $   41,511
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Provision for credit losses ........................................         8,338          8,321          5,570
       Depreciation and amortization ......................................        11,521         11,001          9,081
       Deferred income taxes ..............................................         3,825          5,091          2,283
       Minority interests in earnings of subsidiaries .....................            21             41            747
       Gain on sale of securities .........................................          (270)        (1,853)        (1,296)
       Gain on sale of other real estate owned, net .......................           (72)          (405)          (242)
       Other assets and liabilities, net ..................................         9,683          6,005          1,656
       Proceeds from loans originated for sale ............................       135,936        185,448        289,472
       Loans originated for sale ..........................................      (133,404)      (186,259)      (290,493)
                                                                               ----------     ----------     ----------
          Net cash provided by operating activities .......................        81,359         67,501         58,289

CASH FLOWS FROM INVESTING ACTIVITIES
     Interest bearing deposits, net .......................................          (845)        (3,174)           174
     Purchases of securities available for sale ...........................       (54,247)      (394,091)      (359,454)
     Purchases of securities held to maturity .............................       (12,180)       (41,168)       (34,381)
     Proceeds from maturities of securities available for sale ............       105,386        215,050        221,601
     Proceeds from maturities of securities held to maturity ..............        22,621         62,793         99,379
     Proceeds from sales of securities available for sale .................        45,520         92,302         67,179
     Proceeds from sales of other real estate owned .......................         1,092            919            862
     Loans and leases, net ................................................      (379,574)      (372,897)      (210,289)
     Acquisition of minority interests ....................................          (458)            --        (12,149)
     Acquisitions, net of cash acquired ...................................       (18,416)       (47,789)            --
     Purchase of premises and equipment ...................................        (5,717)       (12,979)        (9,264)
                                                                               ----------     ----------     ----------
       Net cash used in investing activities ..............................      (296,818)      (501,034)      (236,342)

CASH FLOWS FROM FINANCING ACTIVITIES
     Noninterest bearing deposits, net ....................................        50,093         37,263         24,694
     Interest bearing deposits (excluding certificates of deposit), net....       132,980        171,488        125,907
     Certificates of deposits, net ........................................        73,063         71,291        (22,449)
     Federal funds purchased and repurchase agreements, net ...............        27,578         79,318         54,245
     Other short-term borrowings, net .....................................       (13,263)        (5,846)       (66,296)
     Proceeds from issuance of long-term debt .............................        33,099        142,432         97,298
     Repayments of long-term debt .........................................       (16,271)       (42,886)       (11,250)
     Dividends paid to minority interests .................................            --            (32)          (326)
     Redeemable preferred stock ...........................................            --         (2,079)           (65)
     Dividends paid .......................................................       (16,680)       (15,840)       (15,840)
                                                                               ----------     ----------     ----------
       Net cash provided by financing activities ..........................       270,599        435,109        185,918
                                                                               ----------     ----------     ----------
       Net increase in cash and due from banks ............................        55,140          1,576          7,865
     Cash and due from banks
      Beginning of year ...................................................       145,407        143,831        135,966
                                                                               ----------     ----------     ----------
      End of year .........................................................    $  200,547     $  145,407     $  143,831
                                                                               ==========     ==========     ==========

Supplemental disclosures of cash flow information
     Cash paid during the year for interest ...............................    $  153,534     $  125,658     $  121,198
     Cash paid during the year for income taxes ...........................        17,274         17,534         19,079

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:   ACCOUNTING POLICIES

     NATURE OF BUSINESS - Bremer Financial Corporation (the "Company") is a privately-held regional financial services company headquartered in St. Paul, Minnesota. The Company is the sole shareholder of 11 subsidiary banks ("Subsidiary Banks") which draw most of their deposits from and make substantially all of their loans within the states of Minnesota, North Dakota, and Wisconsin and is operated as a single segment. Additionally, the Company provides asset-based lending and leasing, trust and insurance services to its customers through wholly-owned nonbanking subsidiaries, and investment services through a third party relationship.

     The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and general practices within the financial services industry. The more significant accounting policies are summarized below:

     CONSOLIDATION - The consolidated financial statements include the accounts of the Company (a bank holding company majority owned by the Otto Bremer Foundation) and all Subsidiary Banks and other subsidiaries in which the Company has a majority interest. All significant intercompany accounts and transactions have been eliminated.

     CASH FLOWS - For purposes of this statement, the Company has defined cash equivalents as cash and due from banks. During the years ended December 31, 2000, 1999, and 1998, the Company received real estate valued at $3,154,000, $725,000, and $776,000, respectively, in satisfaction of outstanding loan balances.

     INVESTMENT AND MORTGAGE-BACKED SECURITIES - HELD-TO-MATURITY SECURITIES consist of debt securities which the Company has the intent and ability to hold to maturity and are valued at amortized historical cost. Under certain circumstances (including the deterioration of the issuer's creditworthiness or a change in tax law or statutory or regulatory requirements), securities held-to-maturity may be sold or transferred to another portfolio.

     AVAILABLE-FOR-SALE SECURITIES consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, and the resultant allocation to redeemable class A common stock reflected as a separate component of shareholders' equity until realized. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold. The Company does not engage in trading activities.

     LOANS AND LEASES - Interest income is accrued on loan and lease balances based on the principal amount outstanding. Loans and leases are reviewed regularly by management and placed on nonaccrual status when the collection of interest or principal is unlikely. The accrual of interest on loans and leases is suspended when the credit becomes 90 days or more past due, unless the loan or lease is fully secured and in the process of collection. Thereafter, no interest is recognized as income unless received in cash or until such time the borrower demonstrates the ability to pay interest and principal. Certain net loan and commitment fees are deferred and amortized over the life of the related loan or commitment as an adjustment of yield. Loans held for sale in the secondary market are recorded at lower of aggregate cost or market.

     RESERVE FOR CREDIT LOSSES - Management determines the adequacy of the reserve based upon a number of factors, including credit loss experience and a continuous review of the loan and lease portfolio. Being an estimate, the reserve is subject to change through evaluation of the loan and lease composition, economic conditions, and the economic prospects of borrowers.

     Under the Company's credit policies and practices, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans and leases, plus certain other loans and leases identified by the Company, meet the definition of impaired loans under Statements of Financial Accounting Standards ("SFAS") Nos. 114 and 118. Impaired loans as defined by SFAS 114 and 118 exclude certain large groups of smaller balance homogeneous loans, such as consumer loans and residential real estate loans. Under these statements, loan impairment is required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

     The reserve also incorporates the results of measuring impaired loans and leases as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition, and disclosures related to impaired loans and leases. A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan or lease agreement. Impairment is measured by the difference between the recorded investment in the loan or lease (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Impairment is recognized by adjusting an allocation of the existing reserve for credit losses.

     PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization computed principally on accelerated methods based on estimated useful lives of the assets which range from three to forty years. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income.

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

     INTANGIBLE ASSETS - Intangible assets consist primarily of goodwill. The remaining unamortized balances at December 31, 2000 and 1999 were approximately $49,373,000 and $43,606,000, respectively, which are amortized over either a 15 year or 25 year period.

     INCOME TAXES - Bremer Financial Corporation and subsidiaries file a consolidated federal tax return. Deferred taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end.

     STATE INCOME TAX REFUND - In 1998, the Company recorded a non-recurring state tax refund of nearly $4.5 million, including interest, as a component of noninterest income. The state tax refund reflects a refund of state income taxes paid to the state of Minnesota from 1980 through 1983.

     COMPREHENSIVE INCOME - In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on available-for-sale securities.

     NEW ACCOUNTING PRONOUNCEMENTS - On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. Management has reviewed the requirements of SFAS No. 133 and has determined that the Company has a minimal amount of derivatives and that there is no material impact to the financial statements due to the adoption of SFAS No. 133.

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. The Statement revises the standards for accounting for the securitization and other transfers of financial assets and collateral, and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after March 31, 2001. Management believes that adopting SFAS No. 140 will not have a material impact on the Company's financial position or results of operations.

     ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and leases.

     EARNINGS PER SHARE CALCULATIONS - Basic earnings per common share have been computed using 12,000,000 common shares for all periods. The Company does not have any dilutive securities. See Note O.

     RECLASSIFICATIONS - Certain amounts have been reclassified to provide consistent presentation among the various accounting periods shown. The reclassifications have no effect on previously reported net income or total shareholders' equity.

NOTE B:   RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Subsidiary Banks are required to maintain average reserve balances in the form of vault cash or balances maintained either directly with a Reserve Bank or in a pass-through account, in accordance with the Federal Reserve Bank requirements. The amount of those cash reserve balances was approximately $31,170,000 and $28,363,000 as of December 31, 2000 and 1999, respectively.

NOTE C:   INVESTMENT AND MORTGAGE-BACKED SECURITIES

     At December 31, 2000 and 1999, investment and mortgage-backed securities with an amortized cost of $661,455,000 and $818,305,000, respectively, were pledged as collateral to secure public deposits and for other purposes. The amortized cost and estimated fair value by maturity at December 31, 2000, are shown below (contractual maturity or, with mortgage-backed securities, projected principal payments are used):


                                               HELD TO MATURITY           AVAILABLE FOR SALE
                                           ------------------------    ------------------------
                                            AMORTIZED       FAIR        AMORTIZED       FAIR
                                              COST         VALUE          COST         VALUE
                                           ----------    ----------    ----------    ----------
                                                             (IN THOUSANDS)
Within 1 year .........................    $   35,552    $   35,956    $  171,988    $  172,600
1 - 5 years ...........................        90,013        91,957       311,670       312,852
5 - 10 years ..........................        41,964        42,765       149,641       150,289
After 10 years ........................           584           585        91,676        91,037
Equity securities .....................            --            --        55,945        56,736
                                           ----------    ----------    ----------    ----------
    Total investment securities .......    $  168,113    $  171,263    $  780,920    $  783,514
                                           ==========    ==========    ==========    ==========

     The amortized cost and fair value of investment and mortgage-backed securities available-for-sale as of December 31 consisted of the following:

                                                             2000                                         1999
                                       ---------------------------------------------  ---------------------------------------------
                                                     GROSS       GROSS                              GROSS       GROSS
                                        AMORTIZED  UNREALIZED  UNREALIZED    FAIR     AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                                          COST       GAINS       LOSSES      VALUE       COST        GAINS      LOSSES      VALUE
                                       ----------  ----------  ----------  ---------  ----------  ----------  ----------  ---------
                                                                               (IN THOUSANDS)
U.S. Treasury securities ............  $    1,915  $        1  $        3  $   1,913  $    9,679  $       20  $       25  $   9,674
Obligations of U.S.
  government agencies ...............     110,543         672          40    111,175     100,500         384         282    100,602
Obligations of state
  and political subdivisions ........      23,047         562           4     23,605      27,264         108         593     26,779
Mortgage-backed
  securities ........................     574,236       3,339       2,691    574,884     688,649       1,320      17,983    671,986
Equity securities ...................      55,945         905         114     56,736      48,190           8         295     47,903
Other ...............................      15,234          --          33     15,201       3,050          19         171      2,898
                                       ----------  ----------  ----------  ---------  ----------  ----------  ----------  ---------
    Total securities available-
      for-sale ......................  $  780,920  $    5,479  $    2,885  $ 783,514  $  877,332  $    1,859  $   19,349  $ 859,842
                                       ==========  ==========  ==========  =========  ==========  ==========  ==========  =========


     Proceeds from sales of investments and mortgage-backed securities were $45,520,000, $83,444,000, and $67,179,000 for 2000, 1999, and 1998,
respectively. Gross gains of $429,630, $1,866,000, and $1,563,000 and gross losses of $164,000, $21,000, and $267,000 were realized on those sales for 2000, 1999, and 1998, respectively.

     A summary of amortized cost and fair value of investment and mortgage-backed securities held-to-maturity at December 31 consisted of the following:

                                                              2000                                         1999
                                       ---------------------------------------------  ---------------------------------------------
                                                      GROSS      GROSS                              GROSS       GROSS
                                        AMORTIZED  UNREALIZED  UNREALIZED    FAIR      AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                          COST        GAINS      LOSSES      VALUE       COST        GAINS      LOSSES      VALUE
                                       ----------  ----------  ----------  ---------  ----------  ----------  ----------  ---------
                                                                              (IN THOUSANDS)
U.S. Treasury securities ............  $    5,491  $       22  $       56  $   5,457  $   10,486  $       --  $      313  $  10,173
Obligations of state
  and political subdivisions ........     162,622       3,354         170    165,806     161,234       1,421       2,040    160,615
Mortgage-backed
  securities ........................          --          --          --         --       6,810          --          41      6,769
                                       ----------  ----------  ----------  ---------  ----------  ----------  ----------  ---------
     Total securities held-
       to-maturity ..................  $  168,113  $    3,376  $      266  $ 171,263  $  178,530  $    1,421  $    2,394  $ 177,557
                                       ==========  ==========  ==========  =========  ==========  ==========  ==========  =========

     State and political subdivision investments largely involve governmental entities within the Company's market area.

NOTE D:   LOANS AND LEASES

The Company is engaged in lending activities with borrowers in a wide variety of industries. Lending is concentrated in the areas in which its Subsidiary Banks are located. A decline in the local economies in these areas could negatively impact the quality of these loans. Loans and leases at December 31 consisted of the following:



                                                          2000            1999
                                                      ------------    ------------
                                                             (IN THOUSANDS)
Commercial and other .............................    $    717,936    $    596,680
Commercial real estate ...........................         733,746         648,029
     Construction ................................          68,296          70,869
Agricultural .....................................         416,660         433,357
Residential real estate ..........................         578,876         450,812
     Construction ................................          18,051          15,274
Consumer .........................................         302,824         275,320
Tax-exempt .......................................          83,082          59,815
                                                      ------------    ------------
        Total loans and leases ...................    $  2,919,471    $  2,550,156
                                                      ============    ============


     Impaired loans and leases were $13,991,000 and $16,656,000 at December 31, 2000 and 1999, respectively. Impaired loans and leases include nonaccrual and restructured loans and leases. Restructured loans and leases are those for which the terms (principal and/or interest) have been modified as a result of the inability of the borrower to meet the original terms of the loan or lease. The reserve for credit losses included approximately $2,724,000 and $2,692,000 relating to impaired loans and leases at December 31, 2000 and 1999, respectively.

     The effect of nonaccrual and restructured loans and leases on interest income for each of the three years ended December 31 was as follows:


                                                         2000           1999           1998
                                                      ----------     ----------     ----------
                                                                   (IN THOUSANDS)
Average investment in impaired loans .............    $   14,896     $   15,004     $   10,831
                                                      ==========     ==========     ==========
Interest income as originally contracted .........         1,626          2,254          1,708
                                                      ==========     ==========     ==========
Interest income as recognized ....................          (778)          (770)          (324)
                                                      ==========     ==========     ==========


     Other nonperforming assets, consisting of other real estate owned, amounted to $3,658,000 and $527,000 at December 31, 2000 and 1999, respectively.

     Loans totaling $935,270,000 and $283,140,000 had been pledged to secure Federal Home Loan Bank ("FHLB") as such advances at December 31, 2000 and 1999, respectively. Acceptable collateral is defined by the FHLB and consists primarily of residential real estate mortgages.

     The Company and its subsidiaries have granted loans to the officers and directors (the "Group") of significant subsidiaries. The aggregate dollar amount of loans to the Group was $38,630,000 and $17,605,000 at December 31, 2000 and 1999, respectively. During 2000, $100,166,000 of new loans were made, repayments totaled $86,200,000, and changes in the composition of the Group or their associations increased loans outstanding by $7,059,000. These loans were made at the prevailing market interest rates.

NOTE E:   RESERVE FOR CREDIT LOSSES

     Changes in the reserve for credit losses are as follows:

                                                         2000           1999           1998
                                                      ----------     ----------     ----------
                                                                   (IN THOUSANDS)
Beginning of year ................................    $   41,895     $   37,019     $   34,253
      Charge-offs ................................        (5,903)        (7,064)        (3,968)
      Recoveries .................................         1,271          1,439          1,164
                                                      ----------     ----------     ----------
           Net charge-offs .......................        (4,632)        (5,625)        (2,804)
      Provision for credit losses ................         8,338          8,321          5,570
      Reserve related to acquired assets .........           294          2,180             --
                                                      ----------     ----------     ----------

End of year ......................................    $   45,895     $   41,895     $   37,019
                                                      ==========     ==========     ==========

NOTE F:   PREMISES AND EQUIPMENT

     Premises and equipment at December 31 consisted of the following:

                                                                 2000          1999
                                                              ----------    ----------
                                                                  (IN THOUSANDS)
Land .....................................................    $    7,969    $    7,787
Buildings and improvements ...............................        66,240        65,583
Furniture and equipment ..................................        51,871        48,372
                                                              ----------    ----------
           Total premises and equipment ..................       126,080       121,742
Less: accumulated depreciation and amortization ..........        68,338        61,921
                                                              ----------    ----------
Premises and equipment, net ..............................    $   57,742    $   59,821
                                                              ==========    ==========

NOTE G:   SHORT-TERM BORROWINGS

     Short-term borrowings consist of federal funds and repurchase agreements (which generally mature within one to sixty days of the transaction date), treasury tax and loan notes (which generally mature within one to thirty days), FHLB advances (which mature within one year), and advances under an unsecured revolving credit facility agreement. The size of the credit facility available at December 31, 2000, is $60 million, of which $45 million was unused. The facility contains covenants which require the Company to maintain certain levels of capitalization.

     Information related to short-term borrowings for the three years ended December 31 is provided below:

                                                   FEDERAL FUNDS     FEDERAL HOME        TREASURY         REVOLVING
                                                  AND REPURCHASE       LOAN BANK       TAX AND LOAN         CREDIT
                                                    AGREEMENTS        BORROWINGS           NOTES           FACILITY
                                                   ------------      ------------      ------------      ------------
                                                                         (DOLLARS IN THOUSANDS)
Balance at December 31
     2000 ....................................     $    328,315      $     95,000      $      2,685      $     15,000
     1999 ....................................          300,737           107,000             2,948            16,000
     1998 ....................................          221,419            89,500             9,294            33,000

Weighted average interest rate at December 31
     2000 ....................................             6.49%             6.55%             6.25%             7.16%
     1999 ....................................             5.41              5.67              5.25              6.74
     1998 ....................................             4.96              5.22              4.62              6.52

Maximum amount outstanding at any month end
     2000 ....................................     $    328,536      $    165,419      $      3,899      $     40,000
     1999 ....................................          300,737           156,755            12,461            99,000
     1998 ....................................          288,312           178,658            15,167            35,000

Average amount outstanding during the year
     2000 ....................................     $    286,813      $    105,428      $      2,412      $     27,855
     1999 ....................................          246,666            84,556             3,553            55,875
     1998 ....................................          196,731           139,520             8,587            22,742

Weighted average interest cost during the year
     2000 ....................................             5.72%             6.28%             6.18%             7.58%
     1999 ....................................             4.53              5.47              4.65              6.23
     1998 ....................................             5.00              5.55              4.76              6.55

NOTE H:   LONG-TERM DEBT

     Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

                                                                AT DECEMBER 31,
                                                       2000          1999          1998
                                                    ----------    ----------    ----------
                                                                (IN THOUSANDS)
Senior notes ...................................    $   65,000    $   65,000    $       --
Federal Home Loan Bank borrowings ..............       164,908       147,587       111,318
Installment promissory notes ...................         2,752         3,245         4,968
                                                    ----------    ----------    ----------
   Total .......................................    $  232,660    $  215,832    $  116,286
                                                    ==========    ==========    ==========

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

     The FHLB borrowings bear interest at rates ranging from 4.99% to 7.83%, with maturity dates from 2001 through 2013, and are secured by certain loans.

     The installment promissory notes bear interest at rates ranging from 7.59% to 7.83%, paid predominantly in annual installments through 2007.

     Maturities of long-term debt outstanding at December 31, 2000, were as follows:

                                                          (IN THOUSANDS)
2001 .....................................................    $  1,654
2002 .....................................................      18,768
2003 .....................................................      18,684
2004 .....................................................      70,700
2005 .....................................................      15,942
Beyond 2005 ..............................................     106,912
                                                              --------
   Total .................................................    $232,660
                                                              ========

         At December 31, 2000, $71 million of the FHLB borrowings due in years beyond 2005 were subject to call prior to maturity at the option of the FHLB. Of this amount, $14 million is callable in 2001 and $57 million is callable in 2003.

NOTE I:   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Most of the Company's assets and liabilities are considered financial instruments as defined in SFAS 107. Many of the Company's financial instruments, however, lack an available trading market which is characterized by an exchange transaction of the instrument by a willing buyer and seller. It is also the Company's general practice and intent to hold most of its financial instruments to maturity and not engage in trading activities. Therefore, significant estimations and present value calculations were utilized by the Company for purposes of this disclosure. The use of different market assumptions and/or estimation methodologies may have a material effect on these estimated fair value amounts.

     The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 2000 and 1999. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2000 and, therefore, current estimates of fair value may differ from the amounts presented. As of December 31, carrying amounts and estimated fair values were:

                                                                   2000                       1999
                                                        ------------------------    ------------------------
                                                                       ESTIMATED                   ESTIMATED
                                                         CARRYING        FAIR        CARRYING        FAIR
                                                          AMOUNT         VALUE        AMOUNT         VALUE
                                                        ----------    ----------    ----------    ----------
                                                                           (IN THOUSANDS)
FINANCIAL ASSETS:
    Cash and due from banks ........................    $  200,547    $  200,547    $  145,407    $  145,407
    Interest bearing deposits ......................         5,731         5,731         4,886         4,886
    Investment securities held-to-maturity .........       168,113       171,263       178,530       177,557
    Investment securities available-for-sale .......       783,514       783,514       859,842       859,842
    Loans and leases ...............................     2,869,706     2,890,338     2,501,002     2,481,897

FINANCIAL LIABILITIES:
    Demand deposits ................................    $1,591,164    $1,591,164    $1,426,005    $1,426,005
    Time deposits ..................................     1,515,664     1,532,697     1,424,687     1,418,486
    Short-term borrowings ..........................       441,000       441,334       426,685       426,698
    Long-term debt .................................       232,660       236,410       215,832       208,365

     CASH AND DUE FROM BANKS AND INTEREST BEARING DEPOSITS - The carrying value for these financial instruments approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

     SECURITIES - Fair values of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using market prices for similar assets. As required by FAS 115, securities available for sale are carried at fair market value.

     LOANS AND LEASES - The loan and lease portfolio consists of both variable and fixed rate obligations. The carrying amounts of variable rate loans, a majority of which reprice within the next three months, and for which there has been no significant change in credit risk, are assumed to approximate fair value. The fair values for fixed rate loans and leases are estimated using discounted cash flow analysis. The discount rates applied are based on the current interest rates for loans with similar terms to borrowers of similar credit quality.

     DEPOSITS - The estimated fair value of deposits with no stated maturity, such as non-interest bearing savings and money-market checking accounts, is the amount payable on demand. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

     SHORT-TERM BORROWINGS - Due to the short term nature of repricing and maturities of these instruments, fair value approximates carrying value.

     LONG-TERM DEBT - For fixed rate debt, the fair value is determined by discounting future cash flows at current rates for debt with similar remaining maturities and call features. For variable rate debt, fair value approximates carrying value.

     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - The estimated fair value of these instruments, such as loan commitments and standby letters of credit, approximates their off-balance sheet carrying value due to repricing ability and other terms of the contracts.

NOTE J:   EMPLOYEE BENEFIT PLANS

     PENSION PLAN - The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on age, years of service and the monthly average of the 60 consecutive months' compensation out of the last 120 months that gives the highest average. In recent years, the Company's funding policy is to contribute annually an amount approaching the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service to date and for those expected to be earned in the future.

     OTHER POSTRETIREMENT BENEFITS - The Company provides certain retiree health care benefits relating primarily to medical insurance co-payments to retired employees between the ages of 55 and 65. In accordance with SFAS No. 106 as amended by SFAS No. 132, "Employers' Accounting for Postretirement Benefits Other than Pensions," the Company accrues the cost of these benefits during the employees' active service. Contributions to the pension plan are intended to provide for benefits attributed to service to date and for those expected to be earned in the future. Benefits under SFAS No. 106 are funded on a pay-as-you-go-basis.

     The cost of these programs are as follows:

                                                                                                    OTHER
                                                           PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                                  --------------------------------    --------------------------------
                                                     2000       1999        1998        2000        1999        1998
                                                  --------    --------    --------    --------    --------    --------
                                                                             (IN THOUSANDS)
NET PENSION COST
Service cost ..................................   $  1,757    $  1,674    $  1,408    $    151    $    152    $    157
Interest cost .................................      2,271       2,178       1,937         167         146         171
Expected return on plan assets ................     (3,704)     (2,629)     (2,439)         --          --          --
Net (gain) recognition ........................       (197)         --          --         (78)        (72)        (47)
Prior service cost amortization ...............        173         173         130          (6)         (6)         (6)
Loss due to special termination benefits ......         --         352          --          --          --          --
                                                  --------    --------    --------    --------    --------    --------
   Net pension cost ...........................   $    300    $  1,748    $  1,036    $    234    $    220    $    275
                                                  ========    ========    ========    ========    ========    ========

     The following tables set forth the plans' funded status (based on a valuation date of September 30), along with a description of how the status changed during the past two years and the amount recognized on the Company's balance sheet at December 31. The funded status of the plans is equal to the fair value of plan assets less the benefit obligation at end of year.


                                                                                                        OTHER POST-
                                                                        PENSION BENEFITS            RETIREMENT BENEFITS
                                                                   -------------------------     -------------------------
                                                                      2000           1999           2000           1999
                                                                   ----------     ----------     ----------     ----------
                                                                                       (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at end of prior year .......................    $   29,712     $   30,134     $    2,063     $    2,072
Service cost ..................................................         1,757          1,674            151            152
Interest cost .................................................         2,271          2,179            167            146
Amendments ....................................................            --            817             --             --
Actuarial (gain)/loss .........................................           199         (4,172)           638           (113)
Benefits paid .................................................        (1,127)          (920)          (194)          (194)
                                                                   ----------     ----------     ----------     ----------
Benefit obligation at end of year .............................    $   32,812     $   29,712     $    2,825     $    2,063
                                                                   ==========     ==========     ==========     ==========

CHANGE IN PLAN ASSETS
Fair value of plan assets at September 30,  prior year ........    $   34,800     $   28,173     $       --     $       --
Actual return on plan assets ..................................         4,209          5,400             --             --
Employer contribution .........................................         2,337          2,147            194            194
Benefits paid .................................................        (1,127)          (920)          (194)          (194)
                                                                   ----------     ----------     ----------     ----------
Fair value of plan assets at September 30, current year .......    $   40,219     $   34,800     $       --     $       --
                                                                   ==========     ==========     ==========     ==========

FUNDED STATUS OF PLANS
Funded status of plans ........................................    $    7,407     $    5,088     $   (2,825)    $   (2,063)
Unrecognized net (gain)/loss ..................................        (6,014)        (5,905)          (662)        (1,341)
Unrecognized prior service costs ..............................           587            760            (79)          (122)
Contributions between September 30 and December 31 ............         1,049          3,500             --             --
                                                                   ----------     ----------     ----------     ----------
    Prepaid benefit asset/(accrued benefit liability) .........    $    3,029     $    3,443     $   (3,566)    $   (3,526)
                                                                   ==========     ==========     ==========     ==========

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation and the expected long-term rates of return on assets are as follows:

                                                                                               OTHER
                                                         PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                                  ------------------------------   ------------------------------
WEIGHTED AVERAGE ASSUMPTIONS                        2000       1999       1998       2000       1999       1998
                                                  --------   --------   --------   --------   --------   --------
    Discount rate ............................      7.75%      7.75%      6.75%      7.75%      7.75%      6.75%
    Expected return on plan assets ...........     10.00%     10.00%      9.00%       N/A        N/A        N/A
    Rate of compensation increase ............      4.25%      4.25%      4.25%       N/A        N/A        N/A


     For purposes of the 2000 postretirement benefits measurements, the Company has assumed a health-care cost trend rate of 7.375%. The health-care trend rate assumption has a significant effect on the amounts reported. A one (1) percentage point change in the health-care trend rate would have the following effects on 2000 service and interest cost on the accumulated postretirement benefit obligation at December 31, 2000:

                                                                             ONE (1) PERCENTAGE POINT
                                                                             ------------------------
                                                                              INCREASE      DECREASE
                                                                             ----------    ----------
                                                                                  (IN THOUSANDS)
Effect on service and interest cost components of net periodic cost ......    $     44     $    (38)
Effect on accumulated postretirement benefit obligation ..................         322         (279)


     PROFIT SHARING PLAN - The profit sharing plan is a defined contribution plan with contributions made by the Company. The profit sharing plan is noncontributory at the employee level, except for the employees' option to contribute under a 401(k) savings plan available as part of the profit sharing plan.

     Contributions are calculated using a formula based primarily upon the Company's earnings. Total contribution expense for 2000, 1999, and 1998 was approximately $3,291,000, $2,795,000 and $2,465,000, respectively.

     EMPLOYEE STOCK OWNERSHIP PLAN - The ESOP is a defined contribution plan covering substantially all employees, with contributions made exclusively by the Company on a discretionary year-by-year basis. The expense was $100,000 for both 2000 and 1999 and was $250,000 in 1998.

NOTE K:   OTHER NONINTEREST INCOME

     Other noninterest income at December 31 consisted of the following:

                                              2000        1999        1998
                                            --------    --------    --------
                                                    (IN THOUSANDS)
Fees on loans ..........................    $  3,024    $  2,841    $  2,944
Other ..................................       1,216       2,737       1,994
                                            --------    --------    --------
     Total .............................    $  4,240    $  5,578    $  4,938
                                            ========    ========    ========

NOTE L:   OTHER NONINTEREST EXPENSE

     Other noninterest expense at December 31 consisted of the following:

                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Printing, postage and office supplies ...........    $  5,850    $  5,916    $  5,487
Marketing .......................................       4,862       4,760       4,756
Other real estate owned .........................         106         104          91
Other ...........................................      13,771      14,415      12,157
                                                     --------    --------    --------
     Total ......................................    $ 24,589    $ 25,195    $ 22,491
                                                     ========    ========    ========


NOTE M:   INCOME TAXES

     The components of the provision for income taxes at December 31 were as follows:

                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Current
    Federal .....................................    $ 16,538    $ 12,305    $ 14,713
    State .......................................       4,094       3,746       4,281
Deferred ........................................       3,825       5,091       2,283
                                                     --------    --------    --------
          Total .................................    $ 24,457    $ 21,142    $ 21,277
                                                     ========    ========    ========

     A reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate at December 31 was as follows:

                                                                      2000           1999           1998
                                                                   ----------     ----------     ----------
                                                                                (IN THOUSANDS)
Tax at statutory rate .........................................    $   24,583     $   21,440     $   21,976
Plus state income tax, net of federal tax benefits ............         3,110          3,153          3,083
                                                                   ----------     ----------     ----------
                                                                       27,693         24,593         25,059
Less tax effect of:
    Interest on state and political subdivision securities ....         2,890          2,939          2,972
    Other tax-exempt interest .................................         1,714          1,259          1,483
    Goodwill Amortization .....................................        (1,176)          (753)          (330)
    Minority interest in earnings .............................            (7)           (14)          (262)
    Other .....................................................          (185)            20            (81)
                                                                   ----------     ----------     ----------
                                                                        3,236          3,451          3,782
                                                                   ----------     ----------     ----------
Income tax expense ............................................    $   24,457     $   21,142     $   21,277
                                                                   ==========     ==========     ==========

     The following table sets forth the temporary differences comprising the net deferred taxes included with interest receivable and other assets on the consolidated balance sheet at December 31:

                                                                       2000           1999
                                                                    ----------     ----------
                                                                          (IN THOUSANDS)
Deferred tax assets

      Provision for credit losses ..............................    $   18,160     $   16,490
      Employee compensation and benefits accruals ..............           771          1,293
      Deferred income ..........................................           950            960
      Unrealized loss on securities available for sale .........            --          6,994
      Other ....................................................             9             40
                                                                    ----------     ----------
          Total ................................................    $   19,890     $   25,777
                                                                    ==========     ==========
Deferred tax liabilities

      Deferred expense .........................................    $    1,567     $    1,577
      Depreciation .............................................        17,355         12,017
      Unrealized gain on securities available for sale .........         1,046             --
      Other ....................................................           556             39
                                                                    ----------     ----------
          Total ................................................        20,524         13,633
                                                                    ----------     ----------
Net deferred tax (liabilities) assets ..........................    $     (634)    $   12,144
                                                                    ==========     ==========

NOTE N:   COMMITMENTS AND CONTINGENCIES

     The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations at December 31:

                                                           2000          1999
                                                        ----------    ----------
                                                             (IN THOUSANDS)
Standby letters of credit ..........................    $   26,567    $   25,939
Loan commitments ...................................       586,873       589,860

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

      Under substantially noncancelable contracts, the Company is obligated to pay approximately $4.5 million in annual data processing and item processing fees to third party providers through February 2004 and March 2006, respectively. The costs under the item processing contract are calculated in accordance with a volume-based fee schedule, which is subject to change annually.

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

     At December 31, 2000 and 1999, 960,000 shares of redeemable class A stock were issued and outstanding. At December 31, 2000, these shares were subject to redemption at a price of $29.50 per share, which approximated book value. These shares are owned by employees and Directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. It is the Company's intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation.

     Federal law prevents the Company and its non-bank subsidiaries from borrowing from the Subsidiary Banks unless the loans are secured by specified U.S. obligations. Further, the secured loans that may be made by Subsidiary Banks are generally limited in amount to 10% of the Subsidiary Bank's equity if made to the Company or any individual affiliate and 20% of the Subsidiary Bank's equity if made to all affiliates and the Company in the aggregate. At December 31, 2000, 1999 and 1998, no Subsidiary Banks had extended credit to the Company.

     Payment of dividends to the Company by its Subsidiary Banks is subject to various limitations by bank regulators, which includes maintenance of certain minimum capital ratios. As of December 31, 2000, $24,205,000 of retained earnings of the Subsidiary Banks was available for distribution to the Company as dividends subject to these limitations. Approximately $15,679,000 was available for distribution without obtaining the prior approval of the appropriate bank regulator.

NOTE P:   REGULATORY MATTERS

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

     The Company's and Subsidiary Banks' actual capital amounts and ratios as of December 31 are also presented below:

                                                                                                     TO BE WELL
                                                                                                 CAPITALIZED UNDER
                                                                           FOR CAPITAL           PROMPT CORRECTIVE
                                                      ACTUAL            ADEQUACY PURPOSES        ACTION PROVISIONS
                                             ---------------------    ---------------------    ----------------------
                                               AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT        RATIO
                                             ----------    -------    ----------    -------    ----------     -------
                                                                     (DOLLARS IN THOUSANDS)
As of December 31, 2000:
    Total capital (to risk
       weighted assets)
         Consolidated ....................   $ 341,979      11.28%    $ 242,502 >    8.00%         N/A
                                                                                -
         Subsidiary Banks ................   $ 330,283      11.41%    $ 231,516 >    8.00%      $ 289,395 >    10.00%
                                                                                -                         -
    Tier I capital (to risk
       weighted assets)
         Consolidated ....................   $ 303,988      10.03%    $ 121,251 >    4.00%         N/A
                                                                                -
         Subsidiary Banks ................   $ 293,700      10.15%    $ 115,758 >    4.00%      $ 173,637 >     6.00%
                                                                                -                         -
    Tier I capital (to
       average assets)
         Consolidated ....................   $ 303,988       7.51%    $ 161,851 >    4.00%         N/A
                                                                                -
         Subsidiary Banks ................   $ 293,700       7.29%    $ 161,225 >    4.00%      $ 201,531 >     5.00%
                                                                                -                         -

As of December 31, 1999:
    Total capital (to risk
       weighted assets)
         Consolidated ....................   $ 315,100      11.67%    $ 216,029 >    8.00%         N/A
                                                                                -
         Subsidiary Banks ................   $ 313,166      12.10%    $ 207,056 >    8.00%      $ 258,820 >    10.00%
                                                                                -                         -
    Tier I capital (to risk
       weighted assets)
         Consolidated ....................   $ 281,244      10.42%    $ 108,015 >    4.00%         N/A
                                                                                -
         Subsidiary Banks ................   $ 280,717      10.85%    $ 103,528 >    4.00%      $ 155,292 >     6.00%
                                                                                -                         -
    Tier I capital (to
       average assets)
         Consolidated ....................   $ 281,244       7.48%    $ 150,379 >    4.00%         N/A
                                                                                -
         Subsidiary Banks ................   $ 280,717       7.47%    $ 150,354 >    4.00%      $ 187,943 >     5.00%
                                                                                -                         -

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board's implementation of FDICIA defines "well-capitalized" institutions as those whose Tier I Capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. The Company's Subsidiary Banks ratios in each of these categories met or exceeded the "well-capitalized" ratios as of December 31, 2000.

NOTE Q:   BREMER FINANCIAL CORPORATION (PARENT COMPANY ONLY)
          CONDENSED STATEMENTS:

BALANCE SHEETS

                                                                   DECEMBER 31
                                                             ------------------------
                                                                2000          1999
                                                             ----------    ----------
                                                                  (IN THOUSANDS)
ASSETS

    Cash and cash equivalents ...........................    $      221    $       49
    Investment securities available for sale ............         3,987            --
    Investment in and advances to:
       Bank subsidiaries ................................       342,477       320,468
       Non-bank subsidiaries ............................        89,086        74,923
    Other assets ........................................         3,960         4,576
                                                             ----------    ----------
          Total assets ..................................    $  439,731    $  400,016
                                                             ==========    ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

    Short-term borrowings ...............................    $   15,000    $   16,000
    Long-term debt ......................................        67,752        68,176
    Accrued expenses and other liabilities ..............         2,940         2,964
    Redeemable class A common stock .....................        28,324        25,029
    Shareholders' equity ................................       325,715       287,847
                                                             ----------    ----------
          Total liabilities and shareholders' equity ....    $  439,731    $  400,016
                                                             ==========    ==========



STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31
                                                                 --------------------------------
                                                                   2000        1999        1998
                                                                 --------    --------    --------
                                                                         (IN THOUSANDS)
INCOME
    Dividends from:
       Bank subsidiaries ....................................    $ 46,475    $ 29,049    $ 31,873
       Non-bank subsidiaries ................................       1,300       1,230         600
    Interest from subsidiaries ..............................       5,107       4,288       3,060
    Interest income on taxable securities ...................         222          --          --
    Other income ............................................          --         354         353
                                                                 --------    --------    --------
       Total income .........................................      53,104      34,921      35,886

EXPENSES
    Interest expense:
       Short-term borrowings ................................       2,112       3,479       1,489
       Long-term debt .......................................       5,736       1,149         305
    Salaries and benefits ...................................         792       1,505         685
    Operating expense paid to subsidiaries ..................         998       1,008       1,083
    Other operating expenses ................................       1,239       1,184         538
                                                                 --------    --------    --------
       Total expenses .......................................      10,877       8,325       4,100
                                                                 --------    --------    --------
       Income before income tax benefit .....................      42,227      26,596      31,786
    Income tax benefit ......................................       2,432       1,341         208
                                                                 --------    --------    --------
       Income of parent company only ........................      44,659      27,937      31,994
    Equity in undistributed earnings of subsidiaries ........       1,122      12,174       9,517
                                                                 --------    --------    --------
NET INCOME ..................................................    $ 45,781    $ 40,111    $ 41,511
                                                                 ========    ========    ========

NOTE Q: BREMER FINANCIAL CORPORATION (PARENT COMPANY ONLY) CONDENSED STATEMENTS (CONTINUED):

STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31
                                                                        ----------------------------------------
                                                                           2000           1999           1998
                                                                        ----------     ----------     ----------
                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income .....................................................    $   45,781     $   40,111     $   41,511
    Adjustments to reconcile net income to
       net cash provided by operating activities
          Equity in undistributed (earnings) of subsidiaries .......        (1,122)       (12,174)        (9,517)
          Depreciation and amortization ............................           662            858            490
          Other, net ...............................................           232         (1,357)          (303)
                                                                        ----------     ----------     ----------
             Net cash provided by operating activities .............        45,553         27,438         32,181
                                                                        ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in and advances to subsidiaries, net ................       (23,290)       (59,226)       (42,887)
    Purchases of securities, net ...................................        (4,626)            --             --
    Proceeds from sales of securities ..............................           639             --             --
                                                                        ----------     ----------     ----------
             Net cash used by investing activities .................       (27,277)       (59,226)       (42,887)
                                                                        ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Short-term borrowings, net .....................................        (1,000)       (17,000)        27,000
    Proceeds of long-term debt .....................................            --         65,000             --
    Repayments of long-term debt ...................................          (424)          (423)          (424)
    Dividends paid .................................................       (16,680)       (15,840)       (15,840)
                                                                        ----------     ----------     ----------
             Net cash (used) provided by financing activities ......       (18,104)        31,737         10,736
                                                                        ----------     ----------     ----------
Increase (decrease) in cash and cash equivalents ...................           172            (51)            30
Cash and cash equivalents
    Beginning of year ..............................................            49            100             70
                                                                        ----------     ----------     ----------
    End of year ....................................................    $      221     $       49     $      100
                                                                        ==========     ==========     ==========

NOTE R:   SUBSEQUENT EVENTS

     On January 30, 2001, the Company entered into a definitive agreement to purchase eleven branch locations and a related commercial banking group from Firstar Corporation, Milwaukee, Wisconsin ("Firstar"), including deposits of approximately $750 million and loans of approximately $300 million. Structured as a purchase of assets and assumption of liabilities, the purchase of the Minneapolis and St. Paul, Minnesota branches came as a result of Firstar's divestiture requirement related to its recently announced merger with U.S. Bancorp, Minneapolis, Minnesota. Subject to the necessary regulatory approvals, the transaction is expected to close in May 2001. In conjunction with this transaction, and in order to maintain its well-capitalized position, the Company issued $16.5 million in trust preferred capital securities on February 22, 2001, and expects to issue an additional $55 million of similar securities during the second quarter of 2001.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Bremer Financial Corporation
Saint Paul, Minnesota

We have audited the accompanying consolidated balance sheets of Bremer Financial Corporation and subsidiaries (the Company), a subsidiary of the Otto Bremer Foundation, as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bremer Financial Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

  /s/  Deloitte & Touche

Minneapolis, Minnesota
January 25, 2001

(February 22, 2001 as to Note R)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No event requiring disclosure pursuant to this Item 9 has occurred during the two years ended December 31, 2000.

                                    PART III

     Items 10 through 13 of the Form 10-K are omitted because the Company will file before April 30, 2001 a definitive Proxy Statement (the "Proxy Statement") conforming to Schedule 14A involving the election of directors. The information required by Items 10, 11, 12 and 13 of Part III of the Form 10-K are hereby incorporated by reference to such Proxy Statement.

                                     PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1) The following financial statements of Bremer Financial Corporation are part of this document under Item 8. Financial Statements and Supplementary Data:

                    Consolidated Balance Sheets - December 31, 2000 and December 31, 1999

                    Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998

                    Consolidated Statements of Shareholder's Equity - Years ended December 31, 2000, 1999 and 1998

                    Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

                    Notes to Consolidated Financial Statements

                    Independent Auditors' Report

          (2) Financial statement schedules are omitted as they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

          (3)  The following exhibits are filed as a part of this report:


               10.1 Bremer Financial Corporation 2000 Executive Annual Incentive
                    Compensation Plan for President and CEO of Bremer Financial Corporation.

               10.2 Bremer Financial Corporation 2000 Executive Annual Incentive
                    Compensation Plan for Community Banking Director.

               10.3 Bremer Financial Corporation 2000 Executive Annual Incentive
                    Compensation Plan for Financial Services Director.

               10.4 Bremer Financial Corporation 2000 Executive Annual Incentive
                    Compensation Plan for Chief Financial Officer, Chief Credit Officer, Chief Information Officer, and Retail Director.

               10.5 Bremer Financial Corporation 2000 Executive Annual Incentive
                    Compensation Plan for Human Resources Director, Marketing Director, Assistant Community Banking Director, and Risk Management Director.

               10.6 Bremer Financial Corporation Note Purchase Agreement dated
                    November 1, 1999 - Series A Senior Notes, Tranche 1 and Series A Senior Notes, Tranche 2.

               10.7 Bremer Financial Corporation Credit Agreement dated October
                    21, 1997, as amended - unsecured revolving credit facility.

               10.8 Purchase and Assumption Agreement dated as of January 30,
                    2001.

               21   Subsidiaries of the Company.

               99.4 Risk Factors

               The following exhibits are incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, and 10.6, respectively, to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1999:

               10.9 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for Chairman of the Board of Bremer Financial Corporation.

               10.10 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for President and CEO of Bremer Financial Corporation.

               10.11 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for Community Banking Director.

               10.12 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for Financial Services Director.

               10.13 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for Chief Credit Officer, Chief Financial Officer, and Chief Information Officer.

               10.14 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for other Senior Management Positions.

               The following exhibits are incorporated by reference to Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1998:

               10.15 Bremer Financial Corporation 1998 Executive Annual Incentive Compensation Plan for Chief Credit Officer, Chief Financial Officer, Chief Information Officer, Human Resources Director, and Operations Director.

               10.16 Bremer Financial Corporation 1998 Executive Annual Incentive Compensation Plan for Group Presidents.

               10.17 Bremer Financial Corporation 1998 Executive Annual Incentive Compensation Plan for Chairman of the Board of Bremer Financial Corporation.

               10.18 Bremer Financial Corporation 1998 Executive Annual Incentive Compensation Plan for President and CEO of Bremer Financial Corporation.

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

               10.19 Bremer Financial Corporation Employee Stock Ownership Plan and Trust Agreement.

               10.20 Bremer Banks Profit Sharing Plus Plan, as amended and restated effective January 1, 1986, and Amendment No. 1 thereto.

               10.21 Bremer Banks Profit Sharing Plus Trust Agreement dated October 1, 1986 and Amendment No. 1 thereto.

               10.22  Bremer Banks Retirement Plan as effective April 1, 1985.

               10.23 Bremer Banks Retirement Plan Trust Agreement (as revised and restated effective January 1, 1976).

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

               4.1    Specimen of Stock Certificate evidencing Class A Common
                      Stock.

               4.2    Specimen of Stock Certificate evidencing Class B Common
                      Stock.

               99.3   Otto Bremer Foundation Trust Instrument dated May 22,
                      1944.

     (b) The Company filed no Current Reports on Form 8-K during the fourth quarter of 2000, which ended December 31, 2000.

       A copy of this Form 10-K and exhibits herein can be obtained by writing Robert B. Buck, Executive Vice President and Chief Financial Officer, Bremer Financial Corporation, 445 Minnesota Street, Suite 2000, St. Paul, MN 55101.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2001.              Bremer Financial Corporation

                             By: /s/Stan K. Dardis
                             --------------------------------------------------
                             Stan K. Dardis
                             ITS PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on March 30, 2001 in the capacities indicated.

                             /s/Stan K. Dardis
                             -------------------------------------------------
                             Stan K. Dardis
                             ITS PRESIDENT AND CHIEF EXECUTIVE OFFICER AND DIRECTOR

                             /s/Terry M. Cummings
                             -------------------------------------------
                             Terry M. Cummings
                             CHAIRMAN OF THE BOARD AND DIRECTOR

                             /s/William H. Lipschultz
                             ------------------------------------------
                             William H. Lipschultz
                             VICE PRESIDENT AND DIRECTOR

                             /s/Charlotte S. Johnson
                             -----------------------------------------
                             Charlotte S. Johnson
                             VICE PRESIDENT AND DIRECTOR

                             /s/Sherman Winthrop
                             -------------------------------------------
                             Sherman Winthrop
                             DIRECTOR

                             /s/Daniel C. Reardon
                             --------------------------------------------
                             Daniel C. Reardon
                             VICE PRESIDENT AND DIRECTOR

                             /s/Robert B. Buck
                             --------------------------------------------
                             Robert B. Buck
                             EXECUTIVE VICE PRESIDENT AND CHIEF
                             FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)

                             /s/Stuart F. Bradt
                             -------------------------------------------------
                             Stuart F. Bradt
                             CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS

Description of Exhibits                                                     Page

     10.1 Bremer Financial Corporation 2000 Executive Annual Incentive Compensation Plan for President and CEO of Bremer Financial Corporation.

     10.2 Bremer Financial Corporation 2000 Executive Annual Incentive Compensation Plan for Community Banking Director.

     10.3 Bremer Financial Corporation 2000 Executive Annual Incentive Compensation Plan for Financial Services Director.

     10.4 Bremer Financial Corporation 2000 Executive Annual Incentive Compensation Plan for Chief Financial Officer, Chief Credit Officer, Chief Information Officer, and Retail Director.

     10.5 Bremer Financial Corporation 2000 Executive Annual Incentive Compensation Plan for Human Resources Director, Marketing Director, Assistant Community Banking Director, and Risk Management Director.

     10.6 Bremer Financial Corporation Note Purchase Agreement dated November 1, 1999 -- Series A Senior Notes, Tranche 1 and Series A Senior Notes, Tranche 2.

     10.7 Bremer Financial Corporation Credit Agreement dated October 21, 1997, as amended -- unsecured revolving credit facility.

     10.8 Purchase and Assumption Agreement dated as of January 30, 2001.

     21   Subsidiaries of the Company.