Form 10-K405/A
period 2000-12-31
BREMER FINANCIAL CORPORATION
filed 2001-04-11
CIK 846616

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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
                                                     ==========    ==========    ==========    ==========



      The following table presents the maturity of securities held at December 31, 2000 and the weighted average rates by range of maturity. The table includes projected payments on mortgage-backed securities. Certain equity securities, which include Federal Home Loan Bank stock, Federal Reserve Bank stock, Federal Home Loan Mortgage Corporation preferred stock, and Federal National Mortgage Association preferred stock, do not have a stated face rate or maturity. Equity securities are presented in this table based on estimated rates at December 31, 2000:


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


     The average maturity of the portfolio was 66 months at December 31, 2000, with an average tax-equivalent yield to maturity on the portfolio of 7.00%, unrealized gains of $8.9 million and unrealized losses of $3.1 million. This compares to an average maturity of 76 months at December 31, 1999, and an average tax-equivalent yield to maturity of 6.82%, unrealized gains of $3.3 million, and unrealized losses of $21.7 million. At December 31, 2000, the market value of our securities was $954.8 million, or $5.7 million over its amortized cost. This compares to a market value of $1.0 billion, or $18.5 million under amortized cost, at December 31, 1999.

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


     LONG-TERM DEBT. Long-term debt, which includes senior notes, FHLB advances with original maturities of greater than one year, and installment promissory notes, increased $16.8 million, or 7.8%, in 2000, and $99.5 million, or 85.6%, in 1999. The following table summarizes long-term debt for the last three years:


                                                         AT DECEMBER 31,
                                                2000          1999          1998
                                             ----------    ----------    ----------
                                                         (IN THOUSANDS)
Senior notes ............................    $   65,000     $  65,000    $       --
Federal Home Loan Bank borrowings .......       164,908       147,587       111,318
Installment promissory notes ............         2,752         3,245         4,968
                                             ----------    ----------    ----------
   Total ................................    $  232,660    $  215,832    $  116,286
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

          (3)  The following exhibits are filed as a part of this report:


               10.1 Bremer Financial Corporation 2000 Executive Annual Incentive
                    Compensation Plan for President and CEO of Bremer Financial Corporation.*

               10.2 Bremer Financial Corporation 2000 Executive Annual Incentive
                    Compensation Plan for Community Banking Director.*

               10.3 Bremer Financial Corporation 2000 Executive Annual Incentive
                    Compensation Plan for Financial Services Director.*

               10.4 Bremer Financial Corporation 2000 Executive Annual Incentive
                    Compensation Plan for Chief Financial Officer, Chief Credit Officer, Chief Information Officer, and Retail Director.*

               10.5 Bremer Financial Corporation 2000 Executive Annual Incentive
                    Compensation Plan for Human Resources Director, Marketing Director, Assistant Community Banking Director, and Risk Management Director.*

               10.6 Bremer Financial Corporation Note Purchase Agreement dated
                    November 1, 1999 - Series A Senior Notes, Tranche 1 and Series A Senior Notes, Tranche 2.*

               10.7 Bremer Financial Corporation Credit Agreement dated October
                    21, 1997, as amended - unsecured revolving credit facility.*

               10.8 Purchase and Assumption Agreement dated as of January 30,
                    2001.*

               21   Subsidiaries of the Company.*

               99.4 Risk Factors*

* Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 21 and 99.4, respectively to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

April 10, 2001.              Bremer Financial Corporation

                             By: /s/Stan K. Dardis
                             --------------------------------------------------
                             Stan K. Dardis
                             ITS PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on April 10, 2001 in the capacities indicated.

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