Form 10-Q
period 2001-03-31
BREMER FINANCIAL CORPORATION
filed 2001-05-10
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001.

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

         As of March 31, 2001, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                FINANCIAL SUMMARY
                (dollars in thousands, except per share amounts)

                                                           At or for the three months ended March 31,
                                                           ------------------------------------------
                                                                     2001              2000
                                                                ------------       ------------
OPERATING RESULTS:
     Total interest income                                      $     79,046       $     72,697
     Total interest expense                                           41,988             35,762
                                                                ------------       ------------
     Net interest income                                              37,058             36,935
     Provision for credit losses                                       2,930              1,838
                                                                ------------       ------------
     Net interest income after provision for credit losses            34,128             35,097
     Noninterest income                                               15,129             12,322
     Noninterest expense                                              32,074             30,407
                                                                ------------       ------------
     Income before income tax expense                                 17,183             17,012
     Income tax expense                                                6,009              5,996
                                                                ------------       ------------
     Net income                                                 $     11,174       $     11,016
                                                                ============       ============

BALANCE SHEET DATA:
     Total assets                                               $  4,242,215       $  3,993,625
     Securities (1)                                                1,049,211          1,030,891
     Loans and leases (2)                                          2,923,126          2,688,759
     Total deposits                                                3,005,835          2,981,453
     Short-term borrowings                                           568,573            438,047
     Long-term debt                                                  232,625            213,826
     Total shareholders' equity and redeemable Class A
        common stock                                                 362,597            317,077

FINANCIAL RATIOS:
     Return on average assets (3)                                       1.10%              1.15%
     Return on average realized equity (4)(5)                          12.74%             13.55%
     Average realized equity to average assets (4)(5)                   8.63%              8.51%
     Net interest margin (6)                                            4.10%              4.32%
     Operating efficiency ratio (6)(7)                                 58.95%             57.75%
     Nonperforming loans and leases to total loans,
        leases and OREO                                                 0.49%              0.57%
     Nonperforming assets to total loans, leases
        and OREO                                                        0.63%              0.59%
     Reserve to nonperforming loans and leases                        323.76%            281.87%
     Reserve to total loans and leases                                  1.58%              1.61%
     Net charge-offs to average loans and leases                        0.36%              0.10%

--------------------------------------------------

(1)      Includes securities held-to-maturity and securities available-for-sale.
(2)      Net of unearned discount and includes nonaccrual loans and leases.
(3)      Calculation is based on income before minority interests.
(4) Calculation includes shareholders' equity and redeemable class A common stock.
(5)      Excluding net unrealized gain (loss) on securities available-for-sale.
(6)      Tax-equivalent basis.
(7) Calculation excludes minority interest, nonrecurring gains and losses, other nonrecurring noninterest income and amortization of intangibles.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001


                                      INDEX


PART I --  FINANCIAL INFORMATION                                            Page
                                                                            ----

              Item 1.    Financial Statements                                  2

              Item 2.    Management's Discussion and Analysis of Financial     8
                         Condition and Results of Operations

              Item 3.    Quantitative and Qualitative Disclosure About
                         Market Risk                                          14

PART II -- OTHER INFORMATION

              Item 6.    Exhibits and Reports on Form 8-K                     15

              Signatures                                                      16



FORWARD-LOOKING STATEMENTS

Certain statements in this 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities Exchange Act of 1934, as amended ("Exchange Act"). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in "Risk Factors" filed with the Annual Report on Form 10-K as Exhibit 99.4, on March 30, 2001, and as amended on Form 10-K/A filed on April 11, 2001, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                    MARCH 31       DECEMBER 31        MARCH 31
                                                                      2001             2000             2000
                                                                  ------------     ------------     ------------
                                                                   (UNAUDITED)                       (UNAUDITED)
ASSETS
     Cash and due from banks                                      $    148,110     $    200,547     $    138,093
     Interest bearing deposits                                           4,706            5,731            5,230
     Investment securities available-for-sale                          190,327          208,630          202,992
     Mortgage-backed securities available-for-sale                     694,248          574,884          652,351
                                                                  ------------     ------------     ------------
        TOTAL SECURITIES AVAILABLE-FOR-SALE                            884,575          783,514          855,343
     Investment securities held-to-maturity (fair value:                                               3/31/2001
      - $167,847, 12/31/2000 - $171,263, 3/31/2000 - $170,511)         164,636          168,113          171,586
     Mortgage-backed securities held-to-maturity (fair value:                                            3/31/01
      - $0, 12/31/99 - $0, 3/31/2000 - $3,934)                              --               --            3,962
                                                                  ------------     ------------     ------------
        TOTAL SECURITIES HELD-TO-MATURITY                              164,636          168,113          175,548
     Loans and leases                                                2,926,200        2,919,471        2,695,751
      Reserve for credit losses                                        (46,249)         (45,895)         (43,380)
      Unearned discount                                                 (3,074)          (3,870)          (6,992)
                                                                  ------------     ------------     ------------
        NET LOANS AND LEASES                                         2,876,877        2,869,706        2,645,379
     Interest receivable                                                38,994           40,822           35,049
     Premises and equipment, net                                        57,222           57,742           60,575
     Other assets                                                       67,095           66,421           78,408
                                                                  ------------     ------------     ------------
        TOTAL ASSETS                                              $  4,242,215     $  4,192,596     $  3,993,625
                                                                  ============     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Noninterest bearing deposits                                 $    406,486     $    456,571     $    392,470
     Interest bearing deposits                                       2,599,349        2,650,257        2,588,983
                                                                  ------------     ------------     ------------
        TOTAL DEPOSITS                                               3,005,835        3,106,828        2,981,453
     Federal funds purchased and repurchase agreements                 309,178          328,315          259,449
     Other short-term borrowings                                       259,395          112,685          178,598
     Long-term debt                                                    232,625          232,660          213,826
     Company obligated mandatorily redeemable
      preferred securities of a subsidiary trust
      holding junior subordinated debentures                            16,500               --               --
     Accrued expenses and other liabilities                             55,935           57,919           42,301
                                                                  ------------     ------------     ------------
        TOTAL LIABILITIES                                            3,879,468        3,838,407        3,675,627
     Minority interests                                                    150              150              921
     Redeemable class A common stock, 960,000 shares
      issued and outstanding                                            29,008           28,324           25,366
     Shareholders' equity
      Common stock
        Class A, no par, 12,000,000 shares authorized;
          240,000 shares issued and outstanding                             57               57               57
        Class B, no par, 10,800,000 shares authorized,
          issued and outstanding                                         2,562            2,562            2,562
      Retained earnings                                                327,529          321,665          301,384
      Accumulated other comprehensive income (loss)                      3,441            1,431          (12,292)
                                                                  ------------     ------------     ------------
        TOTAL SHAREHOLDERS' EQUITY                                     333,589          325,715          291,711
                                                                  ------------     ------------     ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  4,242,215     $  4,192,596     $  3,993,625
                                                                  ============     ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               ----------------------------
                                                                   2001            2000
                                                               ------------    ------------
INTEREST INCOME
    Loans and leases, including fees                           $     63,910    $     55,968
    Securities
      Taxable                                                        12,463          13,795
      Tax-exempt                                                      2,459           2,780
    Federal funds sold                                                  159             114
    Other                                                                55              40
                                                               ------------    ------------
        Total interest income                                        79,046          72,697
                                                               ------------    ------------
INTEREST EXPENSE
    Deposits                                                         31,957          26,739
    Federal funds purchased and repurchase agreements                 4,122           3,433
    Other short term borrowings                                       1,935           2,112
    Long term debt                                                    3,803           3,478
    Company obligated mandatorily redeemable
      preferred securities of a subsidiary trust
      holding junior subordinated debentures                            171              --
                                                               ------------    ------------
        Total interest expense                                       41,988          35,762
                                                               ------------    ------------
      Net interest income                                            37,058          36,935
    Provision for credit losses                                       2,930           1,838
                                                               ------------    ------------
      Net interest income after provision for credit losses          34,128          35,097

NONINTEREST INCOME
    Service charges                                                   5,893           5,127
    Insurance                                                         2,356           2,154
    Trust                                                             2,338           2,214
    Brokerage                                                         1,001           1,359
    Gain on sale of loans                                             1,154             399
    Gain on sale of securities                                        1,314              52
    Other                                                             1,073           1,017
                                                               ------------    ------------
      Total noninterest income                                       15,129          12,322

NONINTEREST EXPENSE
    Salaries and wages                                               14,678          14,108
    Employee benefits                                                 3,751           3,510
    Occupancy                                                         2,197           1,925
    Furniture and equipment                                           2,348           2,397
    Data processing fees                                              1,925           1,736
    FDIC premiums and examination fees                                  376             388
    Amortization of goodwill and other intangibles                      935             863
    Other                                                             5,864           5,480
                                                               ------------    ------------
      Total noninterest expense                                      32,074          30,407
                                                               ------------    ------------

INCOME BEFORE INCOME TAX EXPENSE                                     17,183          17,012
    Income tax expense                                                6,009           5,996
                                                               ------------    ------------
NET INCOME                                                     $     11,174    $     11,016
                                                               ============    ============
    Per common share amounts:
      Net income-basic and diluted                             $       0.93    $       0.92
      Dividends paid                                                   0.40            0.33

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     ACCUMULATED
                                                                   COMMON STOCK         OTHER      COMPRE-
                                                               -------------------- COMPREHENSIVE  HENSIVE    RETAINED
                                                                CLASS A    CLASS B  INCOME (LOSS)  INCOME     EARNINGS      TOTAL
                                                               ---------  --------- ------------- ---------   --------    ---------
FOR THE THREE MONTHS ENDED MARCH 31, 2000
BALANCE, DECEMBER 31, 1999                                     $      57  $   2,562   $  (9,664)              $ 294,892   $ 287,847
    Comprehensive income
       Net income                                                                                 $  11,016      11,016      11,016
                                                                                                  ---------
       Other comprehensive income, net of tax:
       Unrealized gains on securities:
       Unrealized holding gains arising during the period                                (2,825)     (2,825)
       Less: Reclassified adjustment for gains included in
          income                                                                            (31)        (31)
                                                                                      ---------   ---------
       Other comprehensive income                                                        (2,856)     (2,856)                 (2,856)
                                                                                                  ---------
       Comprehensive income                                                                       $   8,160
                                                                                                  =========
    Dividends, $.33 per share                                                                                    (3,960)     (3,960)
    Allocation of net income in excess of dividends and change in net unrealized gain (loss) on securities available-
       for-sale to redeemable class A common stock                                          228                    (564)       (336)
                                                               ---------  ---------   ---------               ---------   ---------
BALANCE MARCH 31, 2000                                         $      57  $   2,562   $ (12,292)              $ 301,384   $ 291,711
                                                               =========  =========   =========               =========   =========

FOR THE THREE MONTHS ENDED MARCH 31, 2001

BALANCE, DECEMBER 31, 2000                                     $      57  $   2,562   $   1,431               $ 321,665   $ 325,715
    Comprehensive income
       Net income                                                                                 $  11,174      11,174      11,174
       Other comprehensive income, net of tax:
       Unrealized gains on securities:
       Unrealized holding gains arising during the period                                 2,973       2,973
       Less: Reclassified adjustment for gains included in
          income                                                                           (788)       (788)
                                                                                                  ---------
       Other comprehensive income                                                         2,185   $   2,185                   2,185
                                                                                                  ---------
       Comprehensive income                                                                       $  13,359
                                                                                                  =========
    Dividends, $.40 per share                                                                                    (4,800)     (4,800)
    Allocation of net income in excess of dividends and change in net unrealized gain (loss) on securities available-
       for-sale to redeemable class A common stock                                         (175)                   (510)       (685)
                                                               ---------  ---------   ---------               ---------   ---------
BALANCE, MARCH 31, 2001                                        $      57  $   2,562   $   3,441               $ 327,529   $ 333,589
                                                               =========  =========   =========               =========   =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                            -----------------------------
                                                                                2001             2000
                                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                              $     11,174     $     11,016
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Provision for credit losses                                                 2,930            1,838
       Depreciation and amortization                                               2,839            2,825
       Minority interests in earnings of subsidiaries                                 --               11
       Gain on sale of securities                                                 (1,314)             (52)
       Gain on sale of other real estate owned, net                                  (15)             (10)
       Other assets and liabilities, net                                          (3,439)           7,451
       Proceeds from loans originated for sale                                    51,445           21,878
       Loans originated for sale                                                 (48,277)         (21,964)
                                                                            ------------     ------------
       Net cash provided by operating activities                                  15,343           22,993

CASH FLOWS FROM INVESTING ACTIVITIES
    Interest bearing deposits, net                                                 1,025             (344)
    Purchases of mortgage-backed securities                                     (148,138)              --
    Purchases of available-for-sale investment securities                         (9,092)         (34,874)
    Purchases of held-to-maturity securities                                      (4,272)          (2,989)
    Proceeds from maturities of mortgage-backed securities                        28,667           19,769
    Proceeds from maturities of available-for-sale investment securities           3,482            4,766
    Proceeds from maturities of held-to-maturity securities                        7,760            6,194
    Proceeds from sales of available-for-sale investment securities               28,964            9,889
    Proceeds from sales of other real estate owned                                   213               --
    Loans and leases, net                                                        (13,269)        (146,129)
    Acquisitions, net of cash acquired                                                --          (20,038)
    Purchase of premises and equipment                                            (1,365)          (2,704)
                                                                            ------------     ------------
       Net cash used in investing activities                                    (106,025)        (166,460)

CASH FLOWS FROM FINANCING ACTIVITIES
    Noninterest bearing deposits, net                                            (50,085)         (14,008)
    Savings, NOW and money market accounts, net                                   24,097           74,325
    Certificates of deposits, net                                                (75,005)          70,444
    Federal funds purchased and repurchase agreements,net                        (19,137)         (41,288)
    Other short-term borrowings, net                                             146,710           52,650
    Proceeds from issuance of long-term debt                                          --               99
    Repayments of long-term debt                                                     (35)          (2,105)
    Dividends paid to minority interests                                              --               (4)
    Proceeds from issuance of trust preferred securities                          16,500               --
    Common stock dividends paid                                                   (4,800)          (3,960)
                                                                            ------------     ------------
       Net cash provided by financing activities                                  38,245          136,153
                                                                            ------------     ------------
       Net decrease in cash and due from banks                                   (52,437)          (7,314)
    Cash and due from banks at beginning of period                               200,547          145,407
                                                                            ------------     ------------
    Cash and due from banks at end of period                                $    148,110     $    138,093
                                                                            ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A: FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Bremer Financial Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

NOTE B: GENERAL

The consolidated financial statements include the accounts of Bremer Financial Corporation and subsidiaries. All material intercompany transactions and balances are eliminated in consolidation. The Company has not changed its accounting policies from those stated for the year ended December 31, 2000, included in its Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 and its amended Annual Report on Form 10-K/A for the same period filed on April 11, 2001.

NOTE C: INTERIM PERIOD ADJUSTMENTS

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

NOTE D: EARNINGS PER SHARE CALCULATIONS

Basic earnings per common share have been computed using 12,000,000 common shares outstanding for all periods. The Company does not have any dilutive securities.

NOTE E: MORTGAGE-BACKED SECURITIES

Mortgage-backed securities classified as held-to-maturity are valued at amortized historical cost. Mortgage-backed securities classified as available-for-sale are valued at current market value. Unrealized holding gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized, except for the portion allocated to redeemable class A stock. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

NOTE F: REDEEMABLE CLASS A COMMON STOCK

At March 31, 2001, 960,000 shares of redeemable class A stock were issued and outstanding, subject to redemption at a price of $30.22 per share, which approximated book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. It is the Company's intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation. Since January 1, 2001 and through March 31, 2001, options to call 55,122.2538 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's subsidiaries. During the same period, a total of 1,500 shares changed hands directly between individuals.

NOTE G: ESTIMATES

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

NOTE H: COMPREHENSIVE INCOME

The Company reported comprehensive income for the first quarter of 2001 of $13.4 million, up from the $8.2 million reported for the first quarter of 2000. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on available-for-sale securities.

NOTE I: RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. Management has reviewed the requirements of SFAS No. 133 and has determined that the Company has a minimal amount of derivatives and that there is no material impact to the financial statements due to the adoption of SFAS No. 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

EARNINGS. We reported net income of $11.2 million or $.93 basic and diluted earnings per share for the first quarter of 2001. This compares to $11.0 million or $.92 basic and diluted earnings per share in the first quarter of 2000. Return on average realized equity was 12.74% for the first quarter of 2001 compared to 13.55% for the same quarter of 2000. Realized equity excludes the impact of unrealized gains and losses associated with available-for-sale securities. Return on average assets was 1.10% for the first quarter of 2001 compared to 1.15% for the same period in 2000.

PENDING ACQUISITION. On January 30, 2001, we entered into a definitive Purchase and Assumption Agreement with Firstar Bank, National Association, to acquire 11 of its Minneapolis/St. Paul, Minnesota branch locations and a portfolio of commercial loans and related deposits ("Branch Acquisition"). Firstar must divest these assets in connection with its recently completed merger with U.S. Bancorp. The Branch Acquisition, which is expected to close in May 2001, will add approximately $750 million in deposits and $300 million in loans to our subsidiary bank operating in Minneapolis/St. Paul. In conjunction with this transaction, and in order to maintain our well-capitalized position, we issued $16.5 million of trust preferred capital securities on February 22, 2001, and an additional $60 million of similar securities on May 8, 2001.

RESULTS OF OPERATIONS

NET INTEREST INCOME. Net interest income for the first quarter of 2001 was $37.1 million, up only slightly from $36.9 million for the same period in 2000. Net interest income was positively impacted by the 8.7% growth in loans and leases, which increased to $2.9 billion at March 31, 2001, from $2.7 billion at March 31, 2000. This growth was primarily due to the generally strong economy in the region during most of the past year. However, we did note weakening of economic conditions and loan demand as the first quarter of 2001 progressed. The positive impact from the loan and lease growth was partially offset by a decline in the net interest margin to 4.10% in the first quarter of 2001 from 4.32% in the same period of 2000. The cost of average interest bearing liabilities increased by 52 basis points between the first quarter of 2000 and the first quarter of 2001 and was offset by a 21 basis point increase in the average yield on average interest earning assets. In response to strong competitive pressures in attracting deposits, we emphasized our money market savings product and structured it to be competitive with other short-term investment alternatives available to clients. The net interest margin for the first quarter 2001 was two basis points below the 4.12% net interest margin for the fourth quarter 2000.

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities. In addition, the table shows resultant yields or costs, net interest income, net interest spread, and net interest margin:

                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                             ------------------------------------------------------------------------------
                                                                             (UNAUDITED)
                                                              2001                                     2000
                                             ------------------------------------     -------------------------------------
                                                                         AVERAGE                                   AVERAGE
                                               AVERAGE                    RATE/         AVERAGE                     RATE/
                                               BALANCE     INTEREST (1)   YIELD         BALANCE      INTEREST (1)   YIELD
                                             -----------   ------------ ---------     -----------    ------------ ---------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Loans and Leases (2)
    Commercial and other                     $   708,025   $    15,964      9.14%     $   612,598    $   14,068      9.24%
    Commercial real estate                       806,819        17,754      8.92          724,493        15,789      8.77
    Agricultural                                 392,056         8,941      9.25          405,032         8,985      8.92
    Residential real estate                      591,436        12,907      8.85          474,100        10,147      8.61
    Consumer                                     300,715         7,084      9.55          271,291         6,028      8.94
    Tax-exempt                                    81,785         1,915      9.50           61,909         1,445      9.39
                                             -----------   -----------                -----------    ----------
       TOTAL LOANS AND LEASES                  2,880,836        64,565      9.09        2,549,423        56,462      8.91
    Reserve for Credit Losses                    (46,743)                                 (42,705)
                                             -----------                              -----------
       NET LOANS AND LEASES                    2,834,093                                2,506,718
Securities (3)
    Mortgage-backed                              603,424        10,029      6.74          685,787        11,227      6.58
    Other taxable                                163,730         2,434      6.03          154,878         2,568      6.67
    Tax-exempt                                   196,122         3,732      7.72          210,218         4,214      8.06
                                             -----------   -----------                -----------    ----------
       TOTAL SECURITIES                          963,276        16,195      6.82        1,050,883        18,009      6.89
Federal funds sold                                11,370           159      5.67            8,507           114      5.39
Other earning assets                               5,090            55      4.38            5,623            40      2.86
                                             -----------   -----------                -----------    ----------
       TOTAL EARNING ASSETS (4)              $ 3,860,572   $    80,974      8.51%     $ 3,614,436    $   74,625      8.30%
Cash and due from banks                          126,217                                  121,783
Other non interest earning assets                180,670                                  151,341
                                             -----------                              -----------
       TOTAL ASSETS                          $ 4,120,716                              $ 3,844,855
                                             ===========                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits                 $   383,867                              $   367,599
Interest bearing deposits
    Savings and NOW accounts                     302,956   $       961      1.29%         323,932    $    1,080      1.34%
    Money market checking                        160,190           339      0.86          170,689           392      0.92
    Money market savings                         679,464         8,086      4.83          526,641         5,702      4.35
    Savings certificates                       1,182,916        17,777      6.09        1,130,375        14,936      5.31
    Certificates over $100,000                   305,329         4,794      6.37          328,404         4,629      5.67
                                             -----------   -----------                -----------    ----------
       TOTAL INTEREST BEARING DEPOSITS         2,630,855        31,957      4.93        2,480,041        26,739      4.34
                                             -----------                              -----------
       TOTAL DEPOSITS                          3,014,722                                2,847,640
    Short-term borrowings                        441,838         6,057      5.56          419,337         5,545      5.32
    Long-term debt                               232,019         3,803      6.65          213,324         3,478      6.56
    Company obligated mandatorily redeemable
       preferred securities                        6,683           171     10.38               --            --        NM
                                             -----------   -----------                -----------    ----------
       TOTAL INTEREST BEARING LIABILITIES    $ 3,311,395   $    41,988      5.14%     $ 3,112,701    $   35,762      4.62%
Noninterest bearing liabilities                   66,987                                   48,661
       TOTAL LIABILITIES                       3,762,249                                3,528,961
Minority Interest                                    150                                      917
Redeemable Class A Common Stock                   28,665                                   25,198
Shareholders' equity                             329,652                                  289,779
                                             -----------                              -----------
       TOTAL LIABILITIES AND EQUITY          $ 4,120,716                              $ 3,844,855
                                             ===========                              ===========

Net interest income                                        $    38,986                               $   38,863
                                                           ===========                               ==========
Net interest spread                                                         3.36%                                    3.68%
Net interest margin                                                         4.10%                                    4.32%

--------------------------------------------
(1) Interest income includes $1,928 in 2001 and 2000 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2) Net of unearned discount and includes nonaccrual loans and leases.
(3) Excluding net unrealized gain (loss) on available-for-sale securities.
(4) Before deducting the reserve for credit losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in out net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

                                                           THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------------------
                                                                  2001 VS. 2000
                                                    ----------------------------------------
                                                               INCREASE (DECREASE)
                                                                DUE TO CHANGE IN
                                                    ----------------------------------------
                                                      VOLUME          RATE           TOTAL
                                                    ----------     ----------     ----------
                                                                 (IN THOUSANDS)
INTEREST EARNING ASSETS:
     Loans and leases (1)                           $    7,340     $      763     $    8,103
     Taxable securities                                 (1,207)          (125)        (1,332)
     Tax-exempt securities (1)                            (282)          (199)          (481)
     Federal funds sold                                     38              7             45
     Other interest earning assets                          (4)            18             14
                                                    ----------     ----------     ----------
        Total interest earning assets               $    5,885     $      464     $    6,349
                                                    ==========     ==========     ==========

INTEREST BEARING LIABILITIES:
     Savings and NOW accounts                       $      128     $     (247)    $     (119)
     Money market accounts                                 724          1,607          2,331
     Savings certificates                                  396          2,610          3,006
     Short-term borrowings                                 298            214            512
     Long-term debt                                        305             20            325
     Mandatorily redeemable preferred securities            --            171            171
                                                    ----------     ----------     ----------
        Total interest bearing liabilities               1,851          4,375          6,226
                                                    ----------     ----------     ----------

CHANGE IN NET INTEREST INCOME                       $    4,034     $   (3,911)    $      123
                                                    ==========     ==========     ==========

(1) Interest income includes $1,928 in 2001 and 2000 to adjust to a fully taxable basis using the federal statutory rate of 35%.

PROVISION FOR CREDIT LOSSES. The provision for credit losses increased to $2.9 million for the first quarter of 2001 from $1.8 million for the same quarter in 2000. Net charge-offs were $2.6 million during the first three months of 2001 as compared to $647,000 for the same period in 2000. The provision for credit losses for the first quarter of 2001 included a provision of $1.0 million for one commercial loan of $2.0 million which had been included in nonperforming loans at December 31, 2000 and was fully charged-off in the first quarter of 2001.

NONINTEREST INCOME. Noninterest income was $15.1 million during the first quarter of 2001 compared to $12.3 million for the first quarter of 2000, representing a $2.8 million or 22.8% increase. A significant contributor to the increase was due to the gain on sale of securities, which increased to $1.3 million in the first quarter of 2001 compared to $52,000 for the same period in 2000. Recurring noninterest income increased $1.5 million, or 12.5%, to $13.8 million in the first quarter of 2001 compared to $12.3 million for the same period in 2000. Included in recurring noninterest income is the gain on sale of loans which accounted for $755,000 of the increase between periods. Gain on sale of loans reflects increased residential mortgage loan activity resulting from lower interest rates. The following table summarizes the components of noninterest income:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2001          2000
                                                     ----------    ----------
                                                          (IN THOUSANDS)
Service charges                                      $    5,893    $    5,127
Insurance                                                 2,356         2,154
Trust                                                     2,338         2,214
Brokerage                                                 1,001         1,359
Gain on sale of loans                                     1,154           399
Other recurring noninterest income                        1,038           997
                                                     ----------    ----------
     Recurring noninterest income                        13,780        12,250
Gain on sale of other assets                                 35            20
Gain on sale of securities                                1,314            52
                                                     ----------    ----------
     Total noninterest income                        $   15,129    $   12,322
                                                     ==========    ==========

NONINTEREST EXPENSE. Noninterest expense increased $1.7 million, or 5.5%, to $32.1 million in the first quarter of 2001 compared to the first quarter of 2000. The following table summarizes the components of noninterest expense:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2001          2000
                                                    ----------    ----------
                                                         (IN THOUSANDS)
Salaries and wages                                  $   14,678    $   14,108
Employee benefits                                        3,751         3,510
Occupancy                                                2,197         1,925
Furniture and equipment                                  2,348         2,397
Printing, postage and telephone                          1,322         1,412
Marketing                                                1,141         1,102
Data processing fees                                     1,925         1,736
Professional fees                                          792           716
Other real estate owned                                     46            20
Minority interest in earnings                               --            11
FDIC premiums and examination fees                         376           388
Amortization of goodwill and other intangibles             935           863
Other noninterest expense                                2,563         2,219
                                                    ----------    ----------
     Total noninterest expense                      $   32,074    $   30,407
                                                    ==========    ==========

A common industry statistic used to measure the productivity of banking organizations is the efficiency ratio. The efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. Our efficiency ratio was 59.0% for the first quarter of 2001 compared to 57.8% for the first quarter of 2000.

INCOME TAXES. The provision for income taxes was $6.0 million for both the three months ended March 31, 2001 and March 31, 2000. Comparing the first three months of 2001 to the first three months of 2000, our effective tax rate decreased only slightly from 35.2% to 35.0% as tax-exempt income remained steady.

FINANCIAL CONDITION

LOAN AND LEASE PORTFOLIO. The following table presents the components of our gross loans and lease portfolio:

                               AT MARCH 31, 2001            AT DECEMBER 31, 2000
                           -------------------------    -------------------------
                                          PERCENT OF                   PERCENT OF
                             AMOUNT      TOTAL LOANS      AMOUNT      TOTAL LOANS
                           ----------    -----------    ----------    -----------
                                              (IN THOUSANDS)
Commercial and other       $  746,944          25.5%    $  717,936          24.6%
Commercial real estate        752,895          25.7        733,746          25.1
      Construction             75,891           2.6         68,296           2.3
Agricultural                  386,395          13.2        416,660          14.3
Residential real estate       563,860          19.2        578,876          19.8
      Construction             16,047           0.6         18,051           0.6
Consumer                      303,171          10.4        302,824          10.4
Tax-exempt                     80,997           2.8         83,082           2.9
                           ----------    ----------     ----------    ----------
      Total                $2,926,200         100.0%    $2,919,471         100.0%
                           ==========    ==========     ==========    ==========

Our total loan and lease portfolio was $2.9 billion at March 31, 2001 and at December 31, 2000. Increases in the commercial portfolio of $29.0 million, or 4.0%, to $746.9 million at March 31, 2001 and in the commercial real estate portfolio of $26.7 million, or 3.3%, to $828.8 million, were largely offset by typical winter season declines in the agricultural and residential real estate portfolios. We also noted a general weakening of economic conditions and loan demand as the first quarter of 2001 progressed.

NONPERFORMING ASSETS. Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets were $18.3 million at March 31, 2001, an increase of $668,000, or 3.8% from the $17.7 million level at December 31, 2000. Nonperforming assets as a percentage of total loans, leases and OREO increased to .63% as of March 31, 2001 from .60% as of December 31, 2000. Accruing loans and leases 90 days or more past due, totaled $4.9 million at March 31, 2001, compared to $3.6 million at December 31, 2000. Our nonperforming assets are summarized in the following table:

                                                                   MARCH 31       DECEMBER 31
                                                                     2001            2000
                                                                ------------     ------------
                                                                    (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases                                     $     13,718     $     13,941
Restructured loans and leases                                            567               50
                                                                ------------     ------------
      Total nonperforming loans and leases                            14,285           13,991
Other real estate owned (OREO)                                         4,032            3,658
                                                                ------------     ------------
      Total nonperforming assets                                $     18,317     $     17,649
                                                                ============     ============

Accruing loans and leases 90 days or more past due              $      4,890     $      3,590
                                                                ============     ============

Nonperforming loans and leases to total loans and leases                0.49%            0.48%
Nonperforming assets to total loans, leases and OREO                    0.63             0.60
Nonperforming assets and accruing loans and leases 90
      days or more past due to total loans, leases and OREO             0.79             0.73

RESERVE FOR CREDIT LOSSES. At March 31, 2001, the reserve for credit losses was $46.2 million, an increase of $354,000 or .8% from the balance of $45.9 million at December 31, 2000. At March 31, 2001, the reserve for credit losses as a percentage of total loans and leases was 1.58% compared to 1.57% at December 31, 2000. Activity in the reserve for credit losses for the two three-month periods is shown in the following table:

                                                           MARCH 31,
                                                   -------------------------
                                                      2001           2000
                                                   ----------     ----------
                                                     (DOLLARS IN THOUSANDS)

Beginning of year                                  $   45,895         41,895
Charge-offs:
      Commercial and other                              2,142            268
      Commercial real estate                               60             63
      Agricultural                                         78            210
      Residential real estate                             122             59
      Consumer                                            551            329
                                                   ----------     ----------
           Total charge-offs                            2,953            931
Recoveries:
      Commercial and other                                164             62
      Commercial real estate                               38              5
           Construction                                    --              5
      Agricultural                                         56             69
      Residential real estate                              11              4
      Consumer                                            108            139
                                                   ----------     ----------
           Total recoveries                               377            284
                                                   ----------     ----------
Net charge-offs                                         2,576            647
Provision for credit losses                             2,930          1,838
Reserve related to acquired assets                         --            294
                                                   ----------     ----------
End of period                                      $   46,249     $   43,380
                                                   ==========     ==========
Average loans and leases                           $2,880,836     $2,549,423
Net charge-offs to average loans and leases              0.36%          0.10%
Reserve to total nonperforming loans and leases        323.76         281.87
Reserve to total loans and leases                        1.58           1.61

SECURITIES. Our investment portfolio, including available-for-sale securities and held-to-maturity securities, increased to $1.0 billion at March 31, 2001 from $951.6 million at December 31, 2000. The increase in the total portfolio of approximately $100 million was primarily in mortgage-backed securities available-for-sale. As a result of the Branch Acquisition, we expect to receive cash from Firstar of approximately $390 million. A significant portion of this cash will be invested in securities. In anticipation of the closing of the Branch Acquisition in May 2001, we began to purchase securities during the first quarter of 2001, which accounts for the increase in mortgage-backed securities discussed above.

TOTAL DEPOSITS. Total deposits were $3.0 billion at March 31, 2001, compared to $3.1 billion at December 31, 2000. Noninterest bearing deposits decreased $50.1 million, or 11.0%, to $406.5 million at March 31, 2001 from the unusually high level of $456.6 million at December 31, 2000. Interest bearing deposits decreased $50.9 million, or 1.9%, to $2.6 billion at March 31, 2001, from $2.7 billion at December 31, 2000. The decrease was primarily due to a decrease of $61.7 million in brokered deposits which matured during the first quarter of 2001. We do not intend to replace the matured brokered deposits with other brokered deposits. We emphasized our money market savings product during the first quarter of 2001 and our money market accounts increased by $34.7 million to $850.8 million at March 31, 2001 from $816.1 million at December 31, 2000.

BORROWINGS. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank ("FHLB") advances, and an unsecured revolving credit facility, increased $127.6 million or 28.9% to $568.6 million at March 31, 2001 from $441.0 million at December 31, 2000. The increase is primarily the result of an increase in FHLB advances of $160.1 million to $255.1 million at March 31, 2001 from $95.0 million at December 31, 2000. The additional FHLB funds were used to fund purchases of mortgage-backed securities in anticipation of the expected May 2001 closing of the Branch Acquisition. We expect that the level of these short-term FHLB advances will decline significantly after we complete the Branch Acquisition. The increase in FHLB borrowings was offset by a decrease of $22.0 million in federal funds purchased to $22.0 million at March 31, 2001, from $44.0 million at December 31, 2000, and a decrease of $12.0 million in the revolving credit facility to $3.0 million at March 31, 2001 from $15.0 million at December 131, 2000. The amount borrowed under this facility is expected to increase by approximately $40 million when the Branch Acquisition is completed. The proceeds from this borrowing will be used to provide capital to the South St. Paul bank subsidiary to support the Branch Acquisition.

Long-term debt, which consists primarily of Federal Home Loan Bank advances and $65 million of privately-placed senior debt, decreased $35,000.

CAPITAL MANAGEMENT. The following table compares the consolidated capital ratios with the minimum requirements for well capitalized and adequately capitalized banks as of March 31, 2001:

                                                                   Minimum Requirements
                                                                -------------------------
                                          March 31   March 31      Well       Adequately
                                            2001       2000     Capitalized   Capitalized
                                          --------   --------   -----------   -----------
Tier I capital to risk-weighted assets     10.86%      9.79%       6.00%         4.00%
Total capital to risk-weighted assets      12.11      11.04       10.00          8.00
Tier I capital to average tangible assets   8.03       7.35        5.00          4.00

We have maintained our capital at the well-capitalized level in each of these categories in the past and expect to do so in the future. The capital ratios of the subsidiary banks in each of these categories met or exceeded the well-capitalized ratios as of March 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2000 in the 2000 Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      No exhibits are being filed as part of this Quarterly Report on Form
         10-Q.

(b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 2001 or during the period from March 31, 2001 to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2001                    BREMER FINANCIAL CORPORATION


                                       By: /s/ Stan K. Dardis
                                           ------------------
                                           Stan K. Dardis
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                       By: /s/ Stuart F. Bradt
                                           -------------------
                                           Stuart F. Bradt
                                           Controller
                                           (Chief Accounting Officer)