Form 10-Q
period 2001-06-30
BREMER FINANCIAL CORP
filed 2001-08-14
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001.

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________________

                         Commission file number 0-18342
--------------------------------------------------------------------------------
                          Bremer Financial Corporation

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

--------------------------------------------------------------------------------
                                 (651) 227-7621

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

                                 Yes X No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 As of June 30, 2001, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                                                 BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                                          FINANCIAL HIGHLIGHTS
                                                (dollars in thousands, except per share amounts)

                                                           Three months ended June 30,                Six months ended June 30,
                                                           ---------------------------                -------------------------
                                                           2001          2000       Change          2001          200      Change
                                                           ----          ----       ------          ----          ---      ------
Operating Results:
    Total interest income                                $ 83,349      $ 78,537       6.13  %    $ 162,395    $ 151,234      7.38  %
    Total interest expense                                 41,968        40,268       4.22          83,956       76,030     10.42
                                                           ------        ------       ----          ------       ------     -----
    Net interest income                                    41,381        38,269       8.13          78,439       75,204      4.30
    Provision for credit losses                             2,023         1,949       3.80           4,952        3,786     30.80
                                                            -----         -----       ----           -----        -----     -----
    Net interest income after provision for credit losses  39,358        36,320       8.36          73,487       71,418      2.90
    Noninterest income                                     16,525        13,117      25.98          31,654       25,439     24.43
    Noninterest expense                                    37,088        32,450      14.29          69,162       62,857     10.03
                                                           ------        ------      -----          ------       ------     -----
    Income before income tax expense                       18,795        16,987      10.64          35,979       34,000      5.82
    Income tax expense                                      6,329         5,925       6.82          12,339       11,921      3.51
                                                            -----         -----       ----          ------       ------      ----
    Net income                                           $ 12,466      $ 11,062      12.69  %     $ 23,640     $ 22,079      7.07  %
                                                         ========      ========      =====        ========     ========      ====

    Net income per share                                   $ 1.04        $ 0.92      13.04  %       $ 1.97       $ 1.84      7.06  %
    Dividends paid per share                                 0.40          0.33      21.21            0.80         0.66     21.21

    Tax equivalent net interest income                   $ 43,379      $ 40,259       7.75  %     $ 82,364     $ 79,122      4.10  %
    Net charge-offs                                           876           433     102.30           3,451        1,090    216.61

Selected Financial Ratios:
    Return on average assets (1)                             1.09  %       1.10  %   (0.01)           1.10  %      1.13     (0.03)
    Return on average realized equity(2)(3)                 13.79         13.32       0.47           13.26        13.43     (0.17)
    Average realized equity to average assets(2)(3)          7.92          8.27      (0.35)           8.26         8.39     (0.13)
    Net interest margin (4)                                  4.07          4.27      (0.20)           4.08         4.29     (0.21)
    Operating efficiency ratio (4)(5)                       59.38         58.55       0.83           59.18        58.16      1.02
    Net charge-offs to average loans and leases              0.11          0.06       0.05            0.23         0.08      0.15

                                                         June 30       June 30                       December 31
                                                           2001          2000        Change        2000          Change
                                                           ----          ----        ------        ----          ------
Balance Sheet Data:
    Total assets                                      $ 4,930,500   $ 4,088,109      20.61  %  $ 4,192,596        17.60  %
    Securities (6)                                      1,195,977       979,965      22.04         951,627        25.68
    Loans and leases (7)                                3,376,119     2,833,652      19.14       2,915,601        15.79
    Total deposits                                      3,702,695     3,011,512      22.95       3,106,082        19.21
    Short-term borrowings                                 488,842       494,976      (1.24)        441,746        10.66
    Long-term debt                                        232,201       203,406      14.16         232,660        (0.20)
    Mandatorily redeemable preferred securities            76,500             -         NM              -            NM
    Total shareholders' equity and redeemable Class A
      common stock                                        370,887       326,574      13.57         354,039         4.76
    Per share book value of common stock                    30.91         27.21      13.60  %        29.50         4.78  %

Asset Quality:
    Reserve for credit losses                            $ 51,396      $ 44,885      14.51  %     $ 45,895        11.99  %
    Nonperforming assets                                   17,797        16,013      11.14          17,649         0.84
    Nonperforming assets to total loans, leases
      and OREO                                               0.53          0.56      (0.03)           0.60        (0.07)
    Reserve to nonperforming loans and leases              300.70        298.50       2.20          328.03       (27.33)
    Reserve to total loans and leases                        1.52          1.58      (0.06)           1.57        (0.05)

(1)   Calculation is based on income before minority interests.
(2)   Calculation includes shareholders' equity and redeemable class A common stock.
(3)   Excluding net unrealized gain (loss) on securities available-for-sale.
(4)   Tax-equivalent basis.
(5)   Calculation excludes minority interest, nonrecurring gains and losses, other nonrecurring noninterest income and amortization of intangibles.
(6)   Includes securities held-to-maturity and securities available-for-sale.
(7)   Net of unearned discount and includes nonaccrual loans and leases.


                                                     BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                                       SUMMARY BALANCE SHEET AND INCOME STATEMENT
                                                                   (dollars in thousands)

                                                    Three months ended June 30,                  Six months ended June 30,
                                                    ---------------------------                  -------------------------
                                                      2001                2000                2001                   2000
                                                      ----                ----                ----                   ----
                                                         Average              Average              Average                 Average
                                               Average    Rate       Average   Rate/     Average    Rate/      Average      Rate/
                                               Balance   Yield (1)   Balance  Yield (1)  Balance   Yield (1)   Balance     Yield (1)
                                               -------   ---------   -------  ---------  -------   ---------   -------     ---------
Summary Average Balance Sheet:
     Total loans and leases (2)              $ 3,147,338   8.66 %  $2,756,051   9.12 %  $ 3,014,823   8.86 %  $2,657,493     9.00 %
     Total securities (3)                      1,105,792   6.25     1,025,208   7.00      1,034,929   6.51     1,038,046     6.94
     Total other earning assets                   18,641   4.30        13,675   6.07         17,556   4.77        13,902     5.19
                                                  ------   ----        ------   ----         ------   ----        ------     ----
     Total interest earning assets (4)         4,271,771   8.01 %   3,794,934   8.53 %    4,067,308   8.25 %   3,709,441     8.41 %
     Total noninterest earning assets            307,669              244,591               284,493              228,040
                                                 -------              -------               -------              -------
     Total assets                            $ 4,579,440           $4,039,525           $ 4,351,801           $3,937,481
                                             ===========           ==========           ===========           ==========
     Noninterest bearing deposits              $ 444,346            $ 380,766             $ 414,274            $ 374,183
     Interest bearing deposits                 2,931,778   4.31 %   2,601,459   4.64 %    2,782,148   4.60 %   2,540,378     4.49 %
     Short-term borrowings                       487,929   4.50       461,712   5.98        465,011   5.00       440,897     5.66
     Long-term debt                              232,417   6.55       209,795   6.50        232,077   6.60       211,559     6.53
     Mandatorily redeemable preferred securities  51,951   9.51            -      -          29,583   9.56            -        -
                                                  ------   ----                              ------   ----
     Total interest bearing liabilities        3,704,075   4.54 %   3,272,966   4.95 %    3,508,819   4.83 %   3,192,834     4.79 %
     Other noninterest bearing liabilities        64,127               63,490                66,095               50,206
     Minority interest                               150                  535                   150                  532
     Total shareholders' equity and redeemable
        Class A common stock                     366,742              321,768               362,463              319,726
                                                 -------              -------               -------              -------
     Total liabilities and equity            $ 4,579,440           $4,039,525           $ 4,351,801           $3,937,481
                                             ===========           ==========           ===========           ==========

                                                  Three months ended June 30, 2001                    Six months ended June 30,
                                                  --------------------------------                    -------------------------
                                                   2001     2000     $ Change % Change         2001    2000     $ Change   % Change
                                                   ----     ----     -----------------         ----    ----     --------   --------
Summary Income Statement:
     Total interest income                      $ 83,349 $78,537      $ 4,812   6.13 %    $ 162,395 $151,234    $ 11,161     7.38 %
     Total interest expense                       41,968  40,268        1,700   4.22         83,956   76,030       7,926    10.42
                                                  ------  ------        -----   ----         ------   ------       -----    -----
     Net interest income                          41,381  38,269        3,112   8.13         78,439   75,204       3,235     4.30
     Provision for credit losses                   2,023   1,949           74   3.80          4,952    3,786       1,166    30.80
                                                   -----   -----           --   ----          -----    -----       -----    -----
     Net interest income after provision for
         credit losses                            39,358  36,320        3,038   8.36         73,487   71,418       2,069     2.90
     Service charges                               6,816   5,699        1,117  19.60         12,709   10,826       1,883    17.39
     Insurance                                     2,229   2,007          222  11.06          4,585    4,161         424    10.19
     Trust                                         2,341   2,238          103   4.60          4,679    4,452         227     5.10
     Brokerage                                     1,207   1,557         (350)(22.48)         2,208    2,915        (707)  (24.25)
     Gain on sale of loans                         2,470     667        1,803     NM          3,625    1,066       2,559   240.06
     Gain (loss) on sale of securities                26    (137)         163(118.98)         1,339      (85)      1,424       NM
     Other                                         1,436   1,086          350  32.23          2,509    2,104         405    19.25
                                                   -----   -----          ---  -----          -----    -----         ---    -----
        Total noninterest income                  16,525  13,117        3,408  25.98         31,654   25,439       6,215    24.43
     Salaries and wages                           16,081  14,722        1,359   9.23         30,759   28,830       1,929     6.69
     Employee benefits                             3,810   3,751           59   1.57          7,560    7,262         298     4.10
     Occupancy                                     2,329   1,914          415  21.68          4,526    3,839         687    17.90
     Furniture and equipment                       2,471   2,388           83   3.48          4,818    4,785          33     0.69
     Data processing fees                          2,196   1,817          379  20.86          4,121    3,552         569    16.02
     FDIC premiums and examination fees              382     406          (24) (5.91)           758      794         (36)   (4.53)
     Amortization of goodwill and other intangibles1,518     968          550  56.82          2,453    1,831         622    33.97
     Other                                         8,301   6,484        1,817  28.02         14,167   11,964       2,203    18.41
                                                   -----   -----        -----  -----         ------   ------       -----    -----
        Total noninterest expense                 37,088  32,450        4,638  14.29         69,162   62,857       6,305    10.03
                                                  ------  ------        -----  -----         ------   ------       -----    -----
     Income before income tax expense             18,795  16,987        1,808  10.64         35,979   34,000       1,979     5.82
        Income tax expense                         6,329   5,925          404   6.82         12,339   11,921         418     3.51
                                                   -----   -----          ---   ----         ------   ------         ---     ----
     Net income                                 $ 12,466 $11,062      $ 1,404  12.69 %      $23,640  $22,079      $1,561     7.07 %
                                                ======== =======      =======  =====        =======  =======      ======     ====

(1)     Calculation is based on interest income including $1,998 and $1,990 for the three months ending June 2001 and June 2000 and
        $3,925 and $3,918 for the six months ending June 2001.and June 2000, to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)     Net of unearned discount and includes nonaccrual loans and leases.
(3)     Excluding net unrealized gain (loss) on securities available-for-sale.
(4)     Before deducting the reserve for credit losses.



                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2001


                                      INDEX

PART I --   FINANCIAL INFORMATION                                                                     Page

              Item 1.          Financial Statements                                                     2

              Item 2.          Management's Discussion and Analysis of Financial                       10
                               Condition and Results of Operations

              Item 3.          Quantitative and Qualitative Disclosure About Market Risk               21

PART II --  OTHER INFORMATION

              Item 4.          Submission of Matters to a Vote of Security Holders                     22

              Item 6.          Exhibits and Reports on Form 8-K                                        22

              Signatures                                                                               23

              Exhibit 12.1     Statement Regarding Computation of Ratio of                             24
                               Earnings to Fixed Charges

Forward-Looking Statements

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities Exchange Act of 1934, as amended ("Exchange Act"). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in "Risk Factors" filed with the Annual Report on Form 10-K as Exhibit
99.4 on March 30, 2001, and as amended on Form 10-K/A filed on April 11, 2001, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

Item 1.   Financial Statements

                                    BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                         (dollars in thousands, except share data)

                                                                         June 30,        December 31,      June 30,
                                                                           2001             2000             2000
                                                                           ----             ----             ----


                                                                       (unaudited)                       (unaudited)
Assets
     Cash and due from banks                                               $ 168,447        $ 200,547        $ 142,367
     Interest bearing deposits                                                 4,310            5,731            5,721
     Investment securities available-for-sale                                206,819          208,630          180,030
     Mortgage-backed securities available-for-sale                           811,025          574,884          626,745
                                                                             -------          -------          -------

            Total securities available-for-sale                                1,017,844          783,514          806,775
     Investment securities held-to-maturity (fair value:  6/30/01
      - $182,080, 12/31/00 - $171,263, 6/30/00 - $170,438                    178,133          168,113          171,155
     Mortgage-backed securities held-to-maturity (fair value:  6/30/01
      - $0, 12/31/00 - $0, 6/30/00 - $2,023)                                       -                -            2,035
        --- -- -- --   --- - -- --   ------                                     ----            -----            -----


        Total securities held-to-maturity                                    178,133          168,113          173,190
     Loans and leases                                                      3,378,573        2,919,471        2,839,466
      Reserve for credit losses                                              (51,396)         (45,895)         (44,885)
      Unearned discount                                                       (2,454)          (3,870)          (5,814)
                                                                              ------           ------           ------


        Net loans and leases                                               3,324,723        2,869,706        2,788,767
     Interest receivable                                                      39,502           40,822           35,096
     Premises and equipment, net                                              67,471           57,742           59,601
     Goodwill and other intangibles                                          112,048           49,373           51,124
     Other assets                                                             18,022           17,048           25,468
                                                                              ------           ------           ------


        Total assets                                                      $4,930,500       $4,192,596      $ 4,088,109
                                                                          ==========       ==========      ===========

Liabilities and Shareholders' Equity
     Noninterest bearing deposits                                          $ 506,234        $ 456,571        $ 395,815
     Interest bearing deposits                                             3,196,461        2,649,511        2,615,697
                                                                           ---------        ---------        ---------
        Total deposits                                                     3,702,695        3,106,082        3,011,512
     Federal funds purchased and repurchase agreements                       344,208          329,061          294,658
     Other short-term borrowings                                             144,634          112,685          200,318
     Long-term debt                                                          232,201          232,660          203,406
     Company obligated mandatorily redeemable
      preferred securities of subsidiary trusts
      holding junior subordinated debentures                                  76,500                -                -
     Accrued expenses and other liabilities                                   59,225           57,919           51,491
                                                                              ------           ------           ------

        Total liabilities                                                  4,559,463        3,838,407        3,761,385
     Minority interests                                                          150              150              150
     Redeemable class A common stock, 960,000 shares
      issued and outstanding                                                  29,671           28,324           26,126
     Shareholders' equity
      Common stock
        Class A, no par, 12,000,000 shares authorized;
          240,000 shares issued and outstanding                                   57               57               57
        Class B, no par, 10,800,000 shares authorized,
          issued and outstanding                                               2,562            2,562            2,562
      Retained earnings                                                      334,582          321,665          307,918
      Accumulated other comprehensive income (loss)                            4,015            1,431          (10,089)
                                                                               -----            -----           ------

        Total shareholders' equity                                           341,216          325,715          300,448
                                                                             -------          -------          -------


        Total liabilities and shareholders' equity                        $4,930,500       $4,192,596      $ 4,088,109
                                                                          ==========       ==========      ===========
 See notes to consolidated financial statements.

                                                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF INCOME
                                                                   (unaudited)
                                                      (in thousands, except per share amounts)

                                                         For the Three Months Ended         For the Six Months Ended
                                                                  June 30,                          June 30,
                                                                  --------                          --------

                                                         2001             2000              2001            2000
                                                         ----             ----              ----            ----


Interest income
    Loans and leases, including fees                      $ 67,257         $ 61,919        $ 131,167        $ 117,887
    Securities
      Taxable                                               13,325           13,660           25,788           27,456
      Tax-exempt                                             2,567            2,753            5,025            5,532
    Federal funds sold                                         146              139              305              252
    Other                                                       54               66              110              107
                                                                --               --              ---              ---

        Total interest income                               83,349           78,537          162,395          151,234
Interest expense
    Deposits                                                31,469           30,014           63,426           56,740
    Federal funds purchased and repurchase agreements        3,235            3,993            7,357            7,440
    Other short-term borrowings                              2,236            2,869            4,171            4,980
    Long-term debt                                           3,796            3,392            7,599            6,870
    Company obligated mandatorily redeemable
      preferred securities of subsidiary trusts
      holding junior subordinated debentures                 1,232                -            1,403                -
                                                             -----                             -----

        Total interest expense                              41,968           40,268           83,956           76,030
                                                            ------           ------           ------           ------

      Net interest income                                   41,381           38,269           78,439           75,204
    Provision for credit losses                              2,023            1,949            4,952            3,786
                                                             -----            -----            -----            -----

      Net interest income after provision for credit losses 39,358           36,320           73,487           71,418
Noninterest income
    Service charges                                          6,816            5,699           12,709           10,826
    Insurance                                                2,229            2,007            4,585            4,161
    Trust                                                    2,341            2,238            4,679            4,452
    Brokerage                                                1,207            1,557            2,208            2,915
    Gain on sale of loans                                    2,470              667            3,625            1,066
    Gain (loss) on sale of securities                           26             (137)           1,339              (85)
    Other                                                    1,436            1,086            2,509            2,104
                                                             -----            -----            -----            -----


      Total noninterest income                              16,525           13,117           31,654           25,439
Noninterest expense
    Salaries and wages                                      16,081           14,722           30,759           28,830
    Employee benefits                                        3,810            3,751            7,560            7,262
    Occupancy                                                2,329            1,914            4,526            3,839
    Furniture and equipment                                  2,471            2,388            4,818            4,785
    Data processing fees                                     2,196            1,817            4,121            3,552
    FDIC premiums and examination fees                         382              406              758              794
    Amortization of goodwill and other intangibles           1,518              968            2,453            1,831
    Other                                                    8,301            6,484           14,167           11,964
                                                             -----            -----           ------           ------


      Total noninterest expense                             37,088           32,450           69,162           62,857
                                                            ------           ------           ------           ------


Income before income tax expense                            18,795           16,987           35,979           34,000
    Income tax expense                                       6,329            5,925           12,339           11,921
                                                             -----            -----           ------           ------


Net income                                                $ 12,466         $ 11,062         $ 23,640         $ 22,079
                                                          ========         ========         ========         ========
See notes to consolidated financial statements.

                                              BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               ( in thousands, except per share amounts)
                                                                 (unaudited)

                                                                                     Accumulated
                                                                               Other
                                                           Common Stock     Comprehensive   Comprehensive   Retained
                                                        Class A   Class B   Income (Loss)      Income       Earnings       Total
                                                        -------   -------   -------------      ------       --------       -----


For the Six Months Ended June 30, 2000

Balance, December 31, 1999                                $ 57    $ 2,562       $ (9,664)                    $ 294,892    $ 287,847
    Comprehensive income
       Net income                                                                                $ 22,079       22,079       22,079
       Other comprehensive income, net of tax:
       Unrealized gains on securities:
       Unrealized holding losses arising during the period                          (512)            (512)
       Less:  Reclassified adjustment for losses included in income                   51               51
                                                                                      --               --


       Other comprehensive income                                                   (461)            (461)                     (461)
                                                                                                      ---

       Comprehensive income                                                                      $ 21,618
                                                                                                   ======

    Dividends, $.66 per share                                                                                   (7,920)      (7,920)
    Allocation of net income in excess of dividends and change in net unrealized gain (loss) on securities available-
       for-sale to redeemable class A common stock                                    36                        (1,133)      (1,097)

                                                        -------  ---------        -----                         ------        -----
Balance June 30, 2000                                     $ 57    $ 2,562      $ (10,089)                    $ 307,918    $ 300,448
                                                           ====    =======      =========                     =========    =========



For the Six Months Ended June 30, 2001

Balance, December 31, 2000                                $ 57    $ 2,562        $ 1,431                     $ 321,665    $ 325,715
    Comprehensive income
       Net income                                                                                $ 23,640       23,640       23,640
       Other comprehensive income, net of tax:
       Unrealized gains on securities:
       Unrealized holding gains arising during the period                          3,612            3,612
       Less:  Reclassified adjustment for gains included in income                  (803)            (803)
                                                                                     ---              ---

       Other comprehensive income                                                  2,809            2,809                     2,809
                                                                                                    -----

       Comprehensive income                                                                      $ 26,449

                                                                                                   ======
    Dividends, $.80 per share                                                                                   (9,600)      (9,600)
    Allocation of net income in excess of dividends and change in net unrealized gain (loss) on securities available-
       for-sale to redeemable class A common stock                                  (225)                       (1,123)      (1,348)

                                                        -------  ---------  -------------                        -----      -------
Balance, June 30, 2001                                    $ 57    $ 2,562        $ 4,015                     $ 334,582    $ 341,216
                                                           ====    =======        =======                     =========    =========



    See notes to consolidated financial statements.


                                          BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (in thousands)
                                                              (unaudited)
                                                                                   For the Six Months
                                                                                     Ended June 30,
                                                                                     --------------

                                                                                  2001              2000
                                                                                  ----              ----



Cash flows from operating activities
    Net income                                                                      $ 23,640         $22,079
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Provision for credit losses                                                    4,952           3,786
        Depreciation and amortization                                                  6,606           5,765
        Minority interests in earnings of subsidiaries                                     -              21
        (Gain) loss on sale of securities                                             (1,339)             85
        Gain on sale of other real estate owned, net                                     (57)            (10)
        Other assets and liabilities, net                                            (11,283)         15,140
        Proceeds from loans originated for sale                                      150,448          55,313
        Loans originated for sale                                                   (153,401)        (55,399)
                                                                                    --------         -------


        Net cash provided by operating activities                                     19,566          46,780
Cash flows from investing activities
    Interest bearing deposits, net                                                     1,421            (835)
    Purchases of mortgage-backed securities                                         (327,978)         (4,909)
    Purchases of available-for-sale investment securities                            (50,869)        (18,512)
    Purchases of held-to-maturity securities                                         (25,880)         (6,588)
    Proceeds from maturities of mortgage-backed securities                            91,850          44,037
    Proceeds from maturities of available-for-sale investment securities               6,184           9,902
    Proceeds from maturities of held-to-maturity securities                           15,860          11,941
    Proceeds from sales of mortage-backed securities                                       -           4,872
    Proceeds from sales of available-for-sale investment securities                   52,480          16,778
    Proceeds from sales of other real estate owned                                     3,618               -
    Loans and leases, net                                                           (137,016)       (291,465)
    Acquisition of minority interests                                                      -             (53)
    Acquisitions, net of cash acquired                                               326,546         (20,038)
    Purchase of premises and equipment                                                (3,521)         (3,715)
                                                                                      ------          ------


        Net cash used in investing activities                                        (47,305)       (258,585)
Cash flows from financing activities
    Noninterest bearing deposits, net                                                (40,569)        (10,663)
    Savings, NOW and money market accounts, net                                       43,914          93,831
    Certificates of deposits, net                                                   (121,243)         78,398
    Federal funds purchased and repurchase agreements,net                             15,147          (6,825)
    Other short-term borrowings, net                                                  31,949          74,370
    Proceeds from issuance of long-term debt                                               -              99
    Repayments of long-term debt                                                        (459)        (12,525)
    Dividends paid to minority interests                                                   -               -
    Proceeds from issuance of trust preferred securities                              76,500               -
    Common stock dividends paid                                                       (9,600)         (7,920)
                                                                                      ------          ------

        Net cash provided by financing activities                                     (4,361)        208,765
                                                                                      ------         -------

        Net decrease in cash and due from banks                                      (32,100)         (3,040)
    Cash and due from banks at beginning of period                                   200,547         145,407
                                                                                     -------         -------

    Cash and due from banks at end of period                                       $ 168,447        $142,367
                                                                                   =========        ========


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

Note B:   General

The consolidated financial statements include the accounts of Bremer Financial Corporation and subsidiaries. All material intercompany transactions and balances are eliminated in consolidation. The Company has not changed its accounting policies from those stated for the year ended December 31, 2000 included in its Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 and its amended Annual Report on Form 10-K/A for the same period filed on April 11, 2001.


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

Note F:   Redeemable Class A Common Stock

At June 30, 2001, 960,000 shares of redeemable class A stock were issued and outstanding, subject to redemption at a price of $30.91 per share, which approximated book value, with the exception of shares held in the Company's ESOP which were redeemed at a price of $37.00 per share as determined by an independent appraiser. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. It is the Company's intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation. Since January 1, 2001 and through June 30, 2001, options to call 84,017.9027 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's subsidiaries. During the same period, a total of 1,500 shares changed hands directly between individuals.

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

Note H:   Comprehensive Income

The Company reported comprehensive income for the first six months of 2001 of $26.4 million, up from the $21.6 million reported for the same period in 2000. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on available-for-sale securities.

Note I:   New Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective for fiscal years beginning after December 15, 2001, goodwill and other intangibles will no longer be subject to amortization. The Company adopted SFAS No. 141 on July 1, 2001 and expects to adopt SFAS No. 142 on January 1, 2002. Management has determined that SFAS NO. 141 has minimal impact on the Company's financial position and results of operations. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations. As of June 30, 2001, the Company had net goodwill of approximately $87 million and other intangible assets of approximately $25 million. Amortization expense recorded during the six months ended June 30, 2001 was $2.5 million, and during the six months ended June 30, 2000 was $1.8 million.

Note J:   Recent Accounting Pronouncements

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

Note K:   Acquisitions

On May 11, 2001, we completed the acquisition of 11 Minneapolis/St. Paul branch locations and a portfolio of commercial loans and related deposits from Firstar Bank, National Association ("Branch Acquisition"). The operations acquired under the Branch Acquisition, which was accounted for as an acquisition of assets and assumption of liabilities, included approximately $320 million of loans, $715 million of deposits and 90 employees. As a result of the acquisition, we acquired additional intangible assets, including goodwill, of approximately $65.5 million. The core deposit intangible of $20.0 million is being amortized on a declining balance basis over 10 years, with goodwill being amortized on a straight line basis over 25 years. The 11 branch offices and commercial loan portfolio were acquired directly by, and are currently being operated as, branches of our subsidiary bank charter in South St. Paul, Minnesota. The results of these operations, including the amortization of intangibles, from May 11 and through June 30, 2001 are reflected in our second quarter financial statements. In the purchase agreement, Firstar made certain representations and warranties to the Company as to various matters relating to the assets and deposits to be acquired, which generally survive until the first anniversary of the closing date; however, there are no contingent payments, options, or commitments specified in the agreement.

The following pro forma financial information was prepared assuming the acquisition had been completed at the beginning of each period:

                                   Three Months Ended       Six Months Ended
                                   ------------------       ----------------
                                 06/30/01     06/30/00     06/30/01    06/30/00
                                 --------     --------     --------    --------
                                      (in thousands, except per share data)

 Net Interest Income                 $43,006    $ 41,875     $83,631   $ 82,377
 Net Income                           12,578      10,467      24,052     21,784
 Net Income Per Share                 $ 1.05      $ 0.87      $ 2.00     $ 1.82

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Earnings. We reported net income of $12.5 million or $1.04 basic and diluted earnings per share for the second quarter of 2001. This compares to $11.1 million or $.92 basic and diluted earnings per share in the second quarter of 2000. Return on average realized equity was 13.79% for the second quarter of 2001 compared to 13.32% for the same quarter of 2000. Realized equity excludes the impact of unrealized gains and losses associated with available-for-sale securities. Return on average assets was 1.09% for the second quarter of 2001 compared to 1.10% for the same period in 2000.

     Acquisition. On May 11, 2001, we completed the Branch Acquisition. The operations acquired under the Branch Acquisition, which was accounted for as an acquisition of assets and assumption of liabilities, included approximately $320 million of loans, $715 million of deposits and 90 employees. As a result of the acquisition, we recorded additional intangible assets, including goodwill, of approximately $65.5 million. The core deposit intangible of $20.0 million is being amortized on a declining balance basis over 10 years, with goodwill being amortized on a straight line basis over 25 years. The 11 branch offices and commercial loan portfolio were acquired directly by, and are currently being operated as, branches of our subsidiary bank charter in South St. Paul, Minnesota. The results of these operations, including the amortization of intangibles, from May 11 and through June 30, 2001 are reflected in our second quarter financial statements. In the purchase agreement, Firstar made certain representations and warranties to the Company as to various matters relating to the assets and deposits to be acquired, which generally survive until the first anniversary of the closing date; however, there are no contingent payments, options, or commitments specified in the agreement.

The following pro forma financial information was prepared assuming the acquisition had been completed at the beginning of each period:


                                   Three Months Ended       Six Months Ended
                                   ------------------       ----------------
                                 06/30/01     06/30/00     06/30/01    06/30/00
                                 --------     --------     --------    --------
                                      (in thousands, except per share data)

 Net Interest Income                 $43,006    $ 41,875     $83,631   $ 82,377
 Net Income                           12,578      10,467      24,052     21,784
 Net Income Per Share                 $ 1.05      $ 0.87      $ 2.00     $ 1.82

Results of Operations

Net Interest Income. Net interest income for the second quarter of 2001 was $41.4 million, up from $38.3 million for the same period in 2000. On a year-to-date basis, net interest income was $78.4 million, up from $75.2 million for the first six months of 2000. The second quarter 2001 net interest income was positively impacted by the 14.2% growth in average loans and leases, which increased to $3.1 billion at June 30, 2001 from $2.8 billion at June 30, 2000. Contributing significantly to the growth in average loans in the second quarter of this year was the Branch Acquisition, which added approximately $320 million in loans and $715 million in deposits. The positive impact from the loan and lease growth was partially offset by a 20 basis point decline in the net interest margin to 4.07% in the second quarter of 2001 from 4.27% in the same period of 2000. Our net interest margin in the first quarter of 2001 was 4.10%. The additional balance sheet funding required to support the Branch Acquisition in May had a negative impact on our net interest margin of approximately 8 basis points in the second quarter of 2001 as compared to the first quarter of 2001. Reductions in the general level of interest rates and some pricing adjustments on our interest bearing deposits reduced the overall cost of average interest bearing liabilities by 41 basis points between the second quarter of 2000 and the second quarter of 2001. Offsetting this positive impact to the net interest margin was a 52 basis point decline on the average yield of average earning assets between the same two periods.

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities. In addition, the tables show resultant yields or costs, net interest income, net interest spread, and net interest margin:

                                                                      For the Three Months Ended June 30,
                                                                      -----------------------------------
                                                                                  (unaudited)
                                                                  2001                                        2000
                                                                  ----                                        ----
                                                                              Average                                    Average
                                                  Average                      Rate/        Average                       Rate/
                                                  Balance      Interest (1)    Yield        Balance      Interest (1)     Yield
                                                  -------      ------------   -----          -------      ------------    -----
                                                                                (dollars in thousands)
Assets
Loans and Leases (2)
     Commercial and other                        $ 800,918       $ 16,668       8.35  %      $ 682,475       $ 15,760       9.29  %
     Commercial real estate                        902,651         19,571       8.70           748,877         16,773       9.01
     Agricultural                                  399,768          8,585       8.61           416,796          9,752       9.41
     Residential real estate                       645,170         13,845       8.61           547,899         12,064       8.86
     Consumer                                      315,896          7,295       9.26           289,795          6,473       8.98
     Tax-exempt                                     82,935          1,962       9.49            70,209          1,666       9.54
                                                    ------          -----       ----            ------          -----       ----
       Total Loans and Leases                    3,147,338         67,926       8.66         2,756,051         62,488       9.12
     Reserve for Credit Losses                     (47,453)                                    (44,325)
                                                   -------                                     -------
       Net Loans and Leases                      3,099,885                                   2,711,726
Securities (3)
     Mortgage-backed                               728,963         11,216       6.17           665,014         11,052       6.68
     Other taxable                                 175,724          2,109       4.81           150,238          2,608       6.98
     Tax-exempt                                    201,105          3,896       7.77           209,957          4,173       7.99
                                                   -------          -----       ----           -------          -----       ----
       Total Securities                          1,105,792         17,221       6.25         1,025,209         17,833       7.00
Federal funds sold                                  13,804            146       4.24             8,038            139       6.96
Other earning assets                                 4,837             54       4.48             5,636             67       4.78
                                                     -----             --       ----             -----             --       ----
       Total Earning Assets (4)                $ 4,271,771       $ 85,347       8.01  %    $ 3,794,934       $ 80,527       8.53  %
Cash and due from banks                            135,869                                     127,423
Other noninterest earning assets                   219,253                                     161,493
                                                   -------                                     -------
       Total Assets                            $ 4,579,440                                 $ 4,039,525
                                               ===========                                 ===========

Liabilities and Shareholders' Equity
Noninterest bearing deposits                     $ 444,346                                   $ 380,766
Interest bearing deposits
     Savings and NOW accounts                      325,491          $ 814       1.00  %        314,941          $ 950       1.21  %
     Money market checking                         186,557            315       0.68           166,679            392       0.95
     Money market savings                          858,027          7,523       3.52           571,797          6,852       4.82
     Savings certificates                        1,283,464         18,675       5.84         1,165,824         16,073       5.55
     Certificates over $100,000                    278,239          4,142       5.97           382,218          5,746       6.05
                       --------                    -------          -----       ----           -------          -----       ----
       Total Interest Bearing Deposits           2,931,778         31,469       4.31         2,601,459         30,013       4.64
                                                 ---------         ------       ----         ---------         ------       ----
       Total Deposits                            3,376,124                                   2,982,225
     Short-term borrowings                         487,929          5,471       4.50           461,712          6,863       5.98
     Long-term debt                                232,417          3,796       6.55           209,795          3,392       6.50
     Company obligated mandatorily redeemable
       preferred securities                         51,951          1,232       9.51                 -              -         NM
                                                    ------          -----       ----
       Total Interest Bearing Liabilities      $ 3,704,075       $ 41,968       4.54  %    $ 3,272,966       $ 40,268       4.95  %
Other noninterest bearing liabilities               64,128                                      63,490
       Total Liabilities                         4,212,549                                   3,717,222
Minority Interest                                      150                                         535
Redeemable Class A Common Stock                     29,339                                      25,746
Shareholders' equity                               337,403                                     296,022
                                                   -------                                     -------
       Total Liabilities and Equity            $ 4,579,440                                 $ 4,039,525
                                               ===========                                 ===========

Net interest income                                              $ 43,379                                    $ 40,259
                                                                 ========                                    ========
Net interest spread                                                             3.47  %                                     3.59  %
Net interest margin                                                             4.07  %                                     4.29  %

(1)  Interest income includes $1,998 and $1,990 in 2001 and 2000 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)  Net of unearned discount and includes nonaccrual loans and leases.
(3)  Excluding net unrealized gain (loss) on available-for-sale securities.
(4)  Before deducting the reserve for credit losses.

                                                                        For the Six Months Ended June 30,
                                                                        ---------------------------------
                                                                                  (unaudited)
                                                                   2001                                        2000
                                                                   ----                                        ----
                                                                             Average                                     Average
                                                  Average                     Rate/          Average                       Rate/
                                                  Balance      Interest (1)    Yield         Balance      Interest (1)     Yield
                                                  -------      ------------    -----         -------      ------------     -----
                                                                                (dollars in thousands)
Assets
Loans and Leases (2)
     Commercial and other                        $ 754,728       $ 32,632       8.72  %      $ 652,292       $ 29,828       9.20  %
     Commercial real estate                        855,000         37,324       8.80           736,685         32,562       8.89
     Agricultural                                  395,933         17,526       8.93           410,914         18,738       9.17
     Residential real estate                       618,451         26,751       8.72           511,000         22,211       8.74
     Consumer                                      308,348         14,379       9.40           280,543         12,502       8.96
     Tax-exempt                                     82,363          3,877       9.49            66,059          3,111       9.47
                                                    ------          -----       ----            ------          -----       ----
       Total Loans and Leases                    3,014,823        132,489       8.86         2,657,493        118,952       9.00
     Reserve for Credit Losses                     (47,100)                                    (43,515)
                                                   -------                                     -------
       Net Loans and Leases                      2,967,723                                   2,613,978
Securities (3)
     Mortgage-backed                               666,541         21,245       6.43           675,400         22,279       6.63
     Other taxable                                 169,760          4,543       5.40           152,558          5,177       6.82
     Tax-exempt                                    198,628          7,628       7.74           210,088          8,387       8.03
                                                   -------          -----       ----           -------          -----       ----
       Total Securities                          1,034,929         33,416       6.51         1,038,046         35,843       6.94
Federal funds sold                                  12,593            305       4.88             8,272            252       6.13
Other earning assets                                 4,963            110       4.47             5,630            105       3.75
       Total Earning Assets (4)                $ 4,067,308      $ 166,320       8.25  %    $ 3,709,441      $ 155,152       8.41  %
Cash and due from banks                            131,070                                     124,603
Other noninterest earning assets                   200,523                                     146,952
                                                   -------                                     -------
       Total Assets                            $ 4,351,801                                 $ 3,937,481
                                               ===========                                 ===========

Liabilities and Shareholders' Equity
Noninterest bearing deposits                     $ 414,274                                   $ 374,183
Interest bearing deposits
     Savings and NOW accounts                      314,286        $ 1,775       1.14  %        319,437        $ 2,030       1.28  %
     Money market checking                         173,446            654       0.76           168,684            784       0.93
     Money market savings                          769,239         15,609       4.09           549,220         12,555       4.60
     Savings certificates                        1,233,468         36,452       5.96         1,147,726         30,996       5.43
     Certificates over $100,000                    291,709          8,936       6.18           355,311         10,375       5.87
                       --------                    -------          -----       ----           -------         ------       ----
       Total Interest Bearing Deposits           2,782,148         63,426       4.60         2,540,378         56,740       4.49
                                                 ---------         ------       ----         ---------         ------       ----
       Total Deposits                            3,196,422                                   2,914,561
     Short-term borrowings                         465,011         11,528       5.00           440,897         12,420       5.67
     Long-term debt                                232,077          7,599       6.60           211,559          6,870       6.53
     Company obligated mandatorily redeemable
       preferred securities                         29,583          1,403       9.56                 -              -         NM
                                                    ------          -----       ----
       Total Interest Bearing Liabilities      $ 3,508,819       $ 83,956       4.83  %    $ 3,192,834       $ 76,030       4.79  %
Other noninterest bearing liabilities               66,096                                      50,206
       Total Liabilities                         3,989,189                                   3,617,223
Minority Interest                                      150                                         532
Redeemable Class A Common Stock                     28,997                                      25,578
Shareholders' equity                               333,466                                     294,148
                                                   -------                                     -------
       Total Liabilities and Equity            $ 4,351,801                                 $ 3,937,481
                                               ===========                                 ===========

Net interest income                                              $ 82,364                                    $ 79,122
                                                                 ========                                    ========
Net interest spread                                                             3.42  %                                     3.62  %
Net interest margin                                                             4.08  %                                     4.29  %

(1)  Interest income includes $3,925 and $3,918 in 2001 and 2000 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)  Net of unearned discount and includes nonaccrual loans and leases.
(3)  Excluding net unrealized gain (loss) on available-for-sale securities.
(4)  Before deducting the reserve for credit losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in out net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:


                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                                 2001 vs. 2000
                                                                                 -------------
                                                                               Increase (Decrease)
                                                                                Due to Change in
                                                                                ----------------
                                                                 Volume                 Rate                Total
                                                                 ------                 ----                -----
                                                                                   (in thousands)

Interest earning assets:
     Loans and leases (1)                                        $15,994              $ (2,457)           $ 13,537
     Taxable securities                                              276                (1,944)             (1,668)
     Tax-exempt securities (1)                                      (458)                 (301)               (759)
     Federal funds sold                                              132                   (79)                 53
     Other interest earning assets                                   (12)                   17                   5
                                                                     ---                    --                   -
         Total interest earning assets                           $15,932              $ (4,764)           $ 11,168
                                                                 =======              ========            ========

Interest bearing liabilities:
     Savings and NOW accounts                                      $ 430                $ (685)             $ (255)
     Money market accounts                                         2,824                   100               2,924
     Savings certificates                                            610                 3,407               4,017
     Short-term borrowings                                           679                (1,571)               (892)
     Long-term debt                                                  666                    63                 729
     Mandatorily redeemable preferred securities                   1,403                     -               1,403
         Total interest bearing liabilities                        6,612                 1,314               7,927
                                                                   -----                 -----               -----

Change in net interest income                                    $ 9,320              $ (6,078)            $ 3,242
                                                                 =======              ========             =======

(1)      Interest income includes $3,925 and $3,918 in 2001 and 2000 to adjust to a fully taxable basis using the federal statutory rate of 35%.


Provision for Credit Losses. The provision for credit losses increased slightly to $2.0 million for the second quarter of 2001 from $1.9 million for the same quarter in 2000. Net charge-offs were $875,000 during the second three months of 2001 as compared to $443,000 for the same period in 2000, and $3.5 million during the first six months of 2001 as compared to $1.1 million for the same period in 2000. The six-month increase included a $1.0 million provision for one $2.0 million commercial loan which was fully charged-off in the first quarter of 2001.

Noninterest Income. Noninterest income was $16.5 million during the second quarter of 2001 compared to $13.1 million for the second quarter of 2000, representing a $3.4 million or 26.0% increase. Similarly, for the six months ended June 30, 2001, noninterest income was $31.7 million, up $6.2 million or 24.4% from the $25.4 million reported for the same period in 2000. A significant contributor to the second quarter increase was the gain on sale of loans, which increased to $2.5 million in the second quarter of 2001 compared to $667,000 for the same period in 2000. Gain on sale of loans reflects increased residential mortgage loan activity resulting from lower interest rates and a generally strong housing market. Coupled with first and second quarter significant increases in gain on sale of securities, these two items jointly accounted for $4.0 million of the $6.2 million increase in noninterest income for the first six months of 2001. Service charges increased $1.1 million or 19.6% during the second quarter of 2001, with the Branch Acquisition accounting for approximately $334,000 or 30% of the increase. The following table summarizes the components of noninterest income:

                                 Three Months Ended June 30,     Six Months Ended June 30,
                                 ---------------------------     -------------------------
                                     2001         2000               2001         2000
                                     ----         ----               ----         ----
                                       (in thousands)

Service charges                      $ 6,816      $ 5,699           $ 12,709      $10,826
Insurance                              2,229        2,007              4,585        4,161
Trust                                  2,341        2,238              4,679        4,452
Brokerage                              1,207        1,557              2,208        2,915
Gain on sale of loans                  2,470          667              3,625        1,066
Other recurring noninterest income     1,384        1,033              2,423        2,032
                                       -----        -----              -----        -----
     Recurring noninterest income     16,447       13,201             30,229       25,452
Gain on sale of other assets              52           53                 86           72
Gain (loss) on sale of securities         26         (137)             1,339          (85)
                                          --         ----              -----          ---
     Total noninterest income       $ 16,525     $ 13,117           $ 31,654      $25,439
                                    ========     ========           ========      =======



Noninterest Expense. Noninterest expense increased $4.6 million or 14.3% to $37.1 million in the second quarter of 2001 compared to the second quarter of 2000. One-time transition costs related to the Branch Acquisition accounted for approximately $1.5 million of the increase, with ongoing operating costs of the newly-acquired branches contributing to the higher noninterest expenses when comparing the second quarter of 2001 to the same period last year. These costs are also largely responsible for the year-to-date increase in noninterest expense of $6.3 million to $69.2 million for the first six months of 2001 from $62.9 million for the same period in 2000.

The following table summarizes the components of noninterest expense:


                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                 ---------------------------     -------------------------
                                                     2001          2000              2001          2000
                                                     ----          ----              ----          ----
                                                                         (in thousands)

Salaries and wages                                   $16,081       $ 14,722          $ 30,759      $28,830
Employee benefits                                      3,810          3,751             7,560        7,262
Occupancy                                              2,329          1,914             4,526        3,839
Furniture and equipment                                2,471          2,388             4,818        4,785
Printing, postage and telephone                        1,853          1,495             3,175        2,908
Marketing                                              2,350          1,194             3,491        2,296
Data processing fees                                   2,196          1,817             4,121        3,552
Professional fees                                        876            754             1,668        1,470
Other real estate owned                                   29             23                75           43
Minority interest in earnings                              -             10                 -           21
FDIC premiums and examination fees                       382            406               758          794
Amortization of goodwill and other intangibles         1,518            968             2,453        1,831
Other noninterest expense                              3,193          3,008             5,758        5,226
                                                       -----          -----             -----        -----
     Total noninterest expense                       $37,088       $ 32,450          $ 69,162      $62,857
                                                     =======       ========          ========      =======


A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. Our operating efficiency ratio was 59.4% for the second quarter of 2001 compared to 58.6% for the second quarter of 2000. Similarly, on a year-to-date basis, the ratio was at 59.2% for the six months ending June 30, 2001 as compared to 58.2 for the same period in 2000. One-time costs related to the Branch Acquisition contributed to the approximate 1% change in the ratio for both the quarterly and year-to-date periods.

Income Taxes. The provision for income taxes was $6.3 million for the second quarter ended June 30, 2001 compared to $5.9 million for the same period in 2000. On a year-to-date basis, the provision for income taxes increased to $12.3 million in 2001 from $11.9 million in 2000. Comparing the second quarter of 2001 to the same period in 2000, our effective tax rate decreased to 33.7% from 34.9%, resulting in a year-to-date decrease to 34.3% for the first six months of 2001 from 35.1% for the same period in 2000.

Financial Condition

Loan and Lease Portfolio. The following table presents the components of our gross loans and lease portfolio:

                                               At June 30, 2001                      At December 31, 2000
                                               ----------------                      --------------------
                                                       Percent of                                  Percent of
                                      Amount           Total Loans               Amount            Total Loans
                                      ------           -----------               ------            -----------
                                                                        (in thousands)

Commercial and other                    $ 878,209                26.0  %            $ 717,936                24.6  %
Commercial real estate                    891,751                26.4                 733,746                25.1
      Construction                         75,273                 2.2                  68,296                 2.3
Agricultural                              417,520                12.4                 416,660                14.3
Residential real estate                   688,879                20.3                 578,876                19.8
      Construction                         18,548                 0.6                  18,051                 0.6
Consumer                                  322,997                 9.6                 302,824                10.4
Tax-exempt                                 85,396                 2.5                  83,082                 2.9
                                           ------                 ---                  ------                 ---
      Total                           $ 3,378,573               100.0  %           $2,919,471               100.0  %
                                      ===========               =====              ==========               =====



Our total loan and lease portfolio was $3.4 billion at June 30, 2001 and $2.9 billion at December 31, 2000. An increase in the commercial real estate portfolio of $165.0 million, or 20.6%, to $967.0 million, and an increase in residential real estate of $110.5 million, or 18.5%, to $707.4 million, were largely the result of the Branch Acquisition during the second quarter. An increase in the commercial portfolio of $160.3 million, or 22.3%, to $878.2 million at June 30, 2001 and an increase in the consumer portfolio of $20.2 million, or 6.7%, to $323.0 million, were due in part to the acquisition, but also the result of increased loan activity.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets were $17.8 million at June 30, 2001, a moderate increase of $148,000, or .8% from the $17.7 million level at December 31, 2000. Nonperforming assets as a percentage of total loans, leases and OREO decreased to .53% as of June 30, 2001 from .60% as of December 31, 2000. Accruing loans and leases 90 days or more past due totaled $3.5 million at June 30, 2001 compared to $3.6 million at December 31, 2000.

Our nonperforming assets are summarized in the following table:

                                                                             June 30            December 31
                                                                               2001                 2000
                                                                               ----                 ----
                                                                                 (dollars in thousands)
Nonaccrual loans and leases                                                   $16,546              $13,941
Restructured loans and leases                                                     546                   50
                                                                                  ---                   --
      Total nonperforming loans and leases                                     17,092               13,991
Other real estate owned (OREO)                                                    705                3,658
                                                                                  ---                -----
      Total nonperforming assets                                              $17,797              $17,649
                                                                              =======              =======

Accruing loans and leases 90 days or more past due                            $ 3,488              $ 3,590

Nonperforming loans and leases to total loans and leases                         0.51 %               0.48 %
Nonperforming assets to total loans, leases and OREO                             0.53                 0.60
Nonperforming assets and accruing loans and leases 90
      days or more past due to total loans, leases and OREO (1)                  0.63                 0.73



Reserve for Credit Losses. At June 30, 2001, the reserve for credit losses was $51.4 million, an increase of $5.5 million or 12% from the balance of $45.9 million at December 31, 2000. Of this increase, $4.0 million is attributed to additional reserve for the loans acquired in the Branch Acquisition during the second quarter. At June 30, 2001, the reserve for credit losses as a percentage of total loans and leases was 1.52% compared to 1.57% at December 31, 2000.

Activity in the reserve for credit losses for the two three-month periods and the two six-month periods is shown in the following table:

                                                               Three Months Ended June 30,               Six Months Ended June 30,
                                                               ---------------------------               -------------------------
                                                                2001                 2000                2001                2000
                                                                ----                 ----                ----                ----
                                                                                         (dollars in thousands)

Beginning of year                                             $ 46,249               43,380            $ 45,895              41,895
Charge-offs:
     Commercial and other                                          416                  314               2,558                 582
     Commercial real estate                                         44                    7                 104                  71
        Construction                                                 -                    -                   -                   -
     Agricultural                                                  170                   86                 248                 296
     Residential real estate                                        70                   75                 192                 134
     Consumer                                                      468                  376               1,019                 706
                                                                   ---                  ---               -----                 ---
        Total charge-offs                                        1,168                  858               4,121               1,789
Recoveries:
     Commercial and other                                           47                  106                 211                 168
     Commercial real estate                                          7                  111                  45                 116
        Construction                                                 -                    -                   -                   5
     Agricultural                                                  130                   57                 187                 126
     Residential real estate                                         6                   17                  17                  21
     Consumer                                                      102                  124                 210                 263
                                                                   ---                  ---                 ---                 ---
        Total recoveries                                           292                  415                 670                 699
                                                                   ---                  ---                 ---                 ---
Net charge-offs                                                    876                  443               3,451               1,090
Provision for credit losses                                      2,022                1,948               4,952               3,786
Reserve related to acquired assets                               4,000                    -               4,000                 294
                                                                 -----                -----               -----                 ---
End of period                                                 $ 51,396             $ 44,885            $ 51,396            $ 44,885
                                                              ========             ========            ========            ========
Average loans and leases                                   $ 3,147,338          $ 2,756,051         $ 3,014,823          $2,657,493
Annual net charge-offs to average loans and leases                0.11  %              0.06                0.23  %             0.08%

----------

Reserve as a percentage of:
     Period-end loans and leases                                  1.52  %              1.58   %
     Nonperforming loans and leases                             300.70               298.50
     Nonperforming assets                                       288.79               280.30



Securities. Our investment portfolio, including available-for-sale securities and held-to-maturity securities, increased to $1.2 billion at June 30, 2001 from $951.6 million at December 31, 2000. The increase in the total portfolio of approximately $244 million was primarily in mortgage-backed securities available-for-sale. In anticipation of the closing of the Branch Acquisition in May 2001, we began to purchase securities during the first quarter of 2001 increasing the securities portfolio by approximately $100 million. These purchases were finalized during the second quarter, increasing the securities portfolio approximately an additional $144 million.

Total Deposits. Total deposits were $3.7 billion at June 30, 2001 compared to $3.1 billion at December 31, 2000. Noninterest bearing deposits increased $49.7 million, or 10.9%, to $506.2 million at June 30, 2001 from $456.6 million at December 31, 2000. Interest bearing deposits increased $547.0 million, or 20.6%, to $3.2 billion at June 30, 2001, from $2.7 billion at

December 31, 2000. The increases were primarily the result of the Branch Acquisition of approximately $715 million in deposits. The increase in interest bearing deposits through the acquisition was partially offset by a $61.7 million decrease in brokered deposits which matured during the first two quarters of 2001. We do not intend to replace the matured brokered deposits with other brokered deposits. We emphasized our money market savings product during the first half of 2001 and our money market accounts increased by $366.2 million to $1.2 billion at June 30, 2001 from $816.1 million at December 31, 2000. Of this increase, approximately $322 million was associated with the Branch Acquisition.

Borrowings. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank ("FHLB") advances, and an unsecured revolving credit facility, increased $47.1 million or 10.7% to $488.8 million at June 30, 2001 from $441.7 million at December 31, 2000. The increase is primarily the result of an increase in the unsecured revolving credit facility of $25.0 million to $40 million at June 30, 2001 from $15,000 at December 31, 2000 and an increase in securities sold under agreements to repurchase of $31.1 million to $316.2 million at June 30, 2001 from $285.1 million at December 31, 2000. The additional funds borrowed under the revolving credit facility were used as part of a capital contribution to the South St. Paul bank subsidiary to support the Branch Acquisition. The increase in securities sold under agreements to repurchase was the result of increased customer investments in connection with cash management sweep accounts. FHLB borrowings increased $7.0 million from $95.0 million at December 31, 2000 to $102.0 million at June 30, 2001.

Long-term debt, which consists primarily of Federal Home Loan Bank advances and $65 million of privately-placed senior debt, decreased $459,000.

Company Obligated Mandatorily Redeemable Preferred Securities. We issued an additional $60 million of trust preferred securities during the second quarter of 2001 in conjunction with the Branch Acquisition, bringing the total outstanding to $76.5 million at June 30, 2001.

Capital Management. The following table compares the consolidated capital ratios with the minimum requirements for well capitalized and adequately capitalized banks as of June 30, 2001:


                                                                                    Minimum Requirements
                                                                                    --------------------
                                             June 30           December 31       Well           Adequately
                                               2001              2000         Capitalized     Capitalized
                                               ----              ----         -----------     -----------


Tier I capital to risk-weighted assets             9.64 %           10.03 %           6.00 %          4.00 %
Total capital to risk-weighted assets             10.90             11.28            10.00            8.00
Tier I capital to average tangible assets          7.43              7.51             5.00            4.00

We have maintained our capital at the well-capitalized level in each of these categories in the past and expect to do so in the future. The capital ratios of the subsidiary banks in each of these categories met or exceeded the well-capitalized ratios as of June 30, 2001.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2000 in the 2000 Form10-K.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Company held its annual meeting on May 15, 2001. At the meeting, 62.9% of the outstanding shares of the Company's class A common stock was represented in person or by proxy.

(b) The Company solicited proxies for the annual meeting pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's solicitation.

         The first matter to be voted upon was a proposal to fix the number of directors at not less than four (4) nor more than ten (10). This proposal was passed as follows: 751,786.8655 votes for, 982.3980 votes against and 2,153.5259 votes abstained.

         The second matter voted upon was the election of directors. The nominees consisted of all directors serving as such at the time of the annual meeting, and all such nominees were re-elected as directors. The directors elected were Terry M. Cummings, Stan K. Dardis, William H. Lipschultz, Charlotte S. Johnson, Daniel C. Reardon, and Sherman Winthrop. The votes cast were as follows: 750,295.7550 votes for all nominees, 3,994.6576 votes to withhold authority for all nominees,
         602.5746 votes to withhold authority for Daniel C. Reardon, and 29.8022 votes to withhold authority for Sherman Winthrop.

         The final matter voted upon was the ratification of the appointment of Deloitte & Touche LLP as the Company's independent accountant to audit the consolidated financial statements of the Company for the year ended December 31, 2001. The appointment was ratified as follows:
         742,571.5492 votes for, 8,411.3577 votes against, and 3,939.8825 votes abstained.

         As to each matter, there were no broker non-votes.

         There were no other matters submitted for a vote or voted upon at the annual meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 2001 or during the period from June 30, 2001 to the date of this Quarterly Report on Form 10-Q.

                                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001                       BREMER FINANCIAL CORPORATION


                                             By: /s/ Stan K. Dardis
                                             ----------------------
                                             Stan K. Dardis
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                             By: /s/ Stuart F. Bradt
                                             -----------------------
                                             Stuart F. Bradt
                                             Controller
                                             (Chief Accounting Officer)