Form 10-Q
period 2001-09-30
BREMER FINANCIAL CORP
filed 2001-11-08
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended September 30, 2001.

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                         Commission file number 0-18342
                          Bremer Financial Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                   41-0715583
      --------------------                       ---------------------
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

         As of September 30, 2001, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.


                                          BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                                      FINANCIAL HIGHLIGHTS
                                         (dollars in thousands, except per share amounts)

                                                           Three months ended September 30,      Nine months ended September 30,
                                                           --------------------------------      -------------------------------
                                                            2001        2000      Change         2001          2000       Change
                                                            ----        ----      ------         ----          ----       ------
     Total interest income                                $85,919     $81,642       5.24%     $248,314       $232,875       6.63%
     Total interest expense                                40,299      43,398      (7.14)      124,255        119,428       4.04
                                                           ------      ------      -----       -------        -------       ----
     Net interest income                                   45,620      38,244      19.29       124,059        113,447       9.35
     Provision for credit losses                            2,964       2,524      17.43         7,916          6,310      25.45
                                                            -----       -----      -----         -----          -----      -----
     Net interest income after provision for credit losses 42,656      35,720      19.42       116,143        107,137       8.41
     Noninterest income                                    16,821      13,817      21.74        48,475         39,256      23.48
     Noninterest expense                                   37,882      31,660      19.65       107,044         94,517      13.25
                                                           ------      ------      -----       -------         ------      -----
     Income before income tax expense                      21,595      17,877      20.80        57,574         51,876      10.98
     Income tax expense                                     7,482       6,201      20.66        19,822         18,122       9.38
                                                            -----       -----      -----        ------         ------       ----
     Net income                                           $14,113     $11,676      20.87%      $37,752        $33,754      11.84%
                                                          =======     =======      =====       =======        =======      =====

     Net income per share                                  $ 1.18      $ 0.97      20.87%       $ 3.15         $ 2.81      11.84%
     Dividends paid per share                                0.40        0.33      21.21          1.20           0.99      21.21

     Tax equivalent net interest income                   $47,710     $40,308      18.36%     $130,076       $119,430       8.91%
     Net charge-offs                                        1,827       2,338     (21.83)        5,278          3,428      53.97

Selected Financial Ratios:
     Return on average assets (1)                            1.14%       1.14%         -          1.11%          1.13%     (0.02)
     Return on average realized equity (2)(3)               15.08       13.61       1.47         13.86          13.48       0.38
     Average realized equity to average assets (2)(3)        7.55        8.36      (0.81)         8.02           8.40      (0.38)
     Net interest margin (4)                                 4.14        4.18      (0.04)         4.10           4.26      (0.16)
     Operating efficiency ratio (4)(5)                      56.09       57.10      (1.01)        58.06          57.80       0.26
     Net charge-offs to average loans and leases             0.22        0.33      (0.11)         0.22           0.17       0.05

                                                      September 30 September 30             December 31
                                                          2001         2000                    2000           Change
                                                          ----         ----                    ----           ------

Balance Sheet Data:
     Total assets                                      $4,986,524  $4,100,737      21.60%   $4,192,596          18.94%
     Securities (6)                                     1,201,740     939,468      27.92       951,627          26.28
     Loans and leases (7)                               3,415,841   2,888,580      18.25     2,915,601          17.16
     Total deposits                                     3,740,237   3,092,332      20.95     3,106,082          20.42
     Short-term borrowings                                436,760     378,442      15.41       441,746          (1.13)
     Long-term debt                                       262,168     233,168      12.44       232,660          12.68
     Mandatorily redeemable preferred securities           76,500           -         NM             -             NM
     Total shareholders' equity and redeemable Class A
        common stock                                      385,385     338,388      13.89       354,039           8.85
     Per share book value of common stock                   32.12       28.20      13.89         29.50           8.85

Asset Quality:
     Reserve for credit losses                            $52,533     $45,071      16.56%      $45,895          14.46%
     Nonperforming assets                                  19,961      15,469      29.04        17,649          13.10
     Nonperforming assets to total loans, leases
        and OREO                                             0.58%       0.54%      0.04          0.60%         (0.02)
     Reserve to nonperforming loans and leases             274.95      310.73     (35.78)       328.03         (53.08)
     Reserve to total loans and leases                       1.54        1.56      (0.02)         1.57          (0.03)

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


                                          BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                           SUMMARY BALANCE SHEET AND INCOME STATEMENT
                                                      (dollars in thousands)

                                                   Three months ended September 30,             Nine months ended September 30,
                                                   --------------------------------             -------------------------------
                                                       2001                 2000                 2001                      2000
                                                       ----                 ----                 ----                      ----
                                                          Average               Average               Average               Average
                                                Average    Rate/      Average    Rate/      Average    Rate/      Average    Rate/
                                                Balance  Yield (1)    Balance   Yield (1)   Balance   Yield (1)   Balance  Yield (1)
                                                -------  ---------    -------   ---------   -------   ---------   -------  ---------
Summary Average Balance Sheet:
    Total loans and leases (2)                 $3,380,521     8.22%  $2,845,194     9.27%   $3,138,061      8.63% $2,713,783   9.12%
    Total securities (3)                        1,164,530     6.02      975,060     6.99     1,078,605      6.33   1,016,897   6.96
    Total other earning assets                     27,489     3.68       16,803     6.30        20,904      4.30      14,876   5.61
                                                   ------                ------                 ------                ------
    Total interest earning assets (4)           4,572,540     7.64%   3,837,057     8.68%    4,237,570      8.02%  3,745,556   8.52%
    Total noninterest earning assets              344,493               244,316                303,051               234,399
                                                  -------               -------                -------               -------
    Total assets                               $4,917,033            $4,081,373             $4,540,621            $3,979,955
                                               ==========            ==========             ==========            ==========
    Noninterest bearing deposits                $ 521,080             $ 393,613              $ 450,266             $ 380,707
    Interest bearing deposits                   3,193,297     3.80%   2,654,586     4.97%    2,920,682      4.30%  2,578,724   4.66%
    Short-term borrowings                         432,745     3.54      433,721     6.26       454,138      4.53     433,379   5.93
    Long-term debt                                255,201     6.37      206,708     6.56       239,963      6.52     209,931   6.54
    Mandatorily redeemable preferred securities    76,500     9.28            -        -        45,300      9.42           -      -
                                                   ------                  ----                 ------                  ----
    Total interest bearing liabilities         $3,957,743     4.04%  $3,295,015     5.24%   $3,660,083      4.54% $3,222,034   4.95%
    Other noninterest bearing liabilities          59,922                60,114                 60,409                51,050
    Minority interest                                 150                   150                    150                   532
    Total shareholders' equity and redeemable
       Class A common stock                       378,138               332,481                369,713               325,632
                                                  -------               -------                -------               -------
    Total liabilities and equity               $4,917,033            $4,081,373             $4,540,621            $3,979,955
                                               ==========            ==========             ==========            ==========

                                                 Three months ended September 30, 2001            Nine months ended September 30,
                                                 -------------------------------------            -------------------------------
                                                   2001    2000         $Change  %Change        2001      2000      $Change  %Change
                                                   ----    ----         -------  -------        ----      ----      -------  -------
Summary Income Statement:
    Total interest income                         $85,919  $81,642       $4,277     5.24%     $248,314  $232,875     $15,439   6.63%
    Total interest expense                         40,299   43,398       (3,099)   (7.14)      124,255   119,428       4,827   4.04
                                                   ------   ------       ------    -----       -------   -------       -----   ----
    Net interest income                            45,620   38,244        7,376    19.29       124,059   113,447      10,612   9.35
    Provision for credit losses                     2,964    2,524          440    17.43         7,916     6,310       1,606  25.45
                                                    -----    -----          ---    -----         -----     -----       -----  -----
    Net interest income after provision for
        credit losses                              42,656   35,720        6,936    19.42       116,143   107,137       9,006   8.41
    Service charges                                 6,962    5,701        1,261    22.12        19,671    16,527       3,144  19.02
    Insurance                                       2,323    2,310           13     0.56         6,908     6,472         436   6.74
    Trust                                           2,304    2,314          (10)   (0.43)        6,983     6,766         217   3.21
    Brokerage                                       1,051    1,254         (203)  (16.19)        3,258     4,169        (911)(21.85)
    Gain on sale of loans                           2,309      820        1,489   181.59         5,934     1,886       4,048 214.63
    Gain (loss) on sale of securities                 776      351          425   121.08         2,115       267       1,848 692.13
    Other                                           1,096    1,067           29     2.72         3,606     3,169         437  13.79
                                                    -----    -----           --     ----         -----     -----         ---  -----
       Total noninterest income                    16,821   13,817        3,004    21.74        48,475    39,256       9,219  23.48
    Salaries and wages                             16,889   14,849        2,040    13.74        47,647    43,679       3,968   9.08
    Employee benefits                               4,075    3,380          695    20.56        11,636    10,642         994   9.34
    Occupancy                                       2,549    1,957          592    30.25         7,075     5,796       1,279  22.07
    Furniture and equipment                         2,498    2,370          128     5.40         7,316     7,155         161   2.25
    Data processing fees                            2,105    1,835          270    14.71         6,226     5,387         839  15.57
    FDIC premiums and examination fees                435      458          (23)   (5.02)        1,193     1,252         (59) (4.71)
    Amortization of goodwill and other intangibles  2,100      949        1,151   121.29         4,553     2,779       1,774  63.84
    Other                                           7,231    5,862        1,369    23.35        21,398    17,827       3,571  20.03
                                                   -----     -----        -----    -----        ------    ------       -----  -----
       Total noninterest expense                   37,882   31,660        6,222    19.65       107,044    94,517      12,527  13.25
                                                   ------   ------        -----    -----       -------    ------      ------  -----
    Income before income tax expense               21,595   17,877        3,718    20.80        57,574    51,876       5,698  10.98
       Income tax expense                           7,482    6,201        1,281    20.66        19,822    18,122       1,700   9.38
                                                    -----    -----        -----    -----        ------    ------       -----   ----
    Net income                                    $14,113  $11,676       $2,437    20.87%      $37,752   $33,754      $3,998  11.84%
                                                  =======  =======       ======    =====       =======   =======      ======  =====

(1)    Calculation is based on interest income including $2,090 and $2,064 for the three months ending September 2001 and September
       2000 and $6,017 and $5,983 for the nine months ending September 2001 and September 2000 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)    Net of unearned discount and includes nonaccrual loans and leases.
(3)    Excluding net unrealized gain (loss) on securities available-for-sale.
(4)    Before deducting the reserve for credit losses.



                                  BREMER FINANCIAL CORPORATION

                                          FORM 10-Q

                                QUARTER ENDED SEPTEMBER 30, 2001


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

Item 1.   Financial Statements

                                    BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                     (dollars in thousands, except share data)

                                                                        September 30,    December 31,    September 30,
                                                                            2001             2000            2000
                                                                            ----             ----            ----
                                                                        (unaudited)                       (unaudited)

Assets
    Cash and due from banks                                               $ 178,498        $ 200,547       $ 140,414
    Interest bearing deposits                                                 4,281            5,731           5,782
    Investment securities available-for-sale                                224,416          208,630         180,006
    Mortgage-backed securities available-for-sale                           790,298          574,884         586,974
                                                                            -------          -------         -------
        Total securities available-for-sale                               1,014,714          783,514         766,980
    Investment securities held-to-maturity (fair value:  9/30/01
      - $192,474, 12/31/00 - $171,263, 9/30/00 - $172,608)                  187,026          168,113         171,940
    Mortgage-backed securities held-to-maturity (fair value:  9/30/01
      - $0, 12/31/00 - $0, 9/30/00 - $545)                                        -                -             548
                                                                                ---              ---             ---
        Total securities held-to-maturity                                   187,026          168,113         172,488
    Loans and leases                                                      3,417,771        2,919,471       2,893,434
      Reserve for credit losses                                             (52,533)         (45,895)        (45,071)
      Unearned discount                                                      (1,930)          (3,870)         (4,854)
                                                                             ------           ------          ------
        Net loans and leases                                              3,363,308        2,869,706       2,843,509
    Interest receivable                                                      44,546           40,822          43,330
    Premises and equipment, net                                              66,799           57,742          58,672
    Goodwill and other intangibles                                          110,217           49,373          50,161
    Other assets                                                             17,135           17,048          19,401
                                                                             ------           ------          ------
        Total assets                                                     $4,986,524       $4,192,596      $4,100,737
                                                                         ==========       ==========      ==========

Liabilities and Shareholders' Equity
    Noninterest bearing deposits                                          $ 541,535        $ 456,571       $ 425,074
    Interest bearing deposits                                             3,198,702        2,649,511       2,667,258
                                                                          ---------        ---------       ---------
        Total deposits                                                    3,740,237        3,106,082       3,092,332
    Federal funds purchased and repurchase agreements                       381,153          329,061         276,350
    Other short-term borrowings                                              55,607          112,685         102,092
    Long-term debt                                                          262,168          232,660         233,168
    Company obligated mandatorily redeemable
      preferred securities of subsidiary trusts
      holding junior subordinated debentures                                 76,500                -               -
    Accrued expenses and other liabilities                                   85,324           57,919          58,257
                                                                             ------           ------          ------
        Total liabilities                                                 4,600,989        3,838,407       3,762,199
    Minority interests                                                          150              150             150
    Redeemable class A common stock, 960,000 shares
      issued and outstanding                                                 30,831           28,324          27,071
    Shareholders' equity
      Common stock
        Class A, no par, 12,000,000 shares authorized;
          240,000 shares issued and outstanding                                  57               57              57
        Class B, no par, 10,800,000 shares authorized,
          issued and outstanding                                              2,562            2,562           2,562
      Retained earnings                                                     343,149          321,665         315,017
      Accumulated other comprehensive income (loss)                           8,786            1,431          (6,319)
                                                                              -----            -----          ------
        Total shareholders' equity                                          354,554          325,715         311,317
                                                                            -------          -------         -------
        Total liabilities and shareholders' equity                       $4,986,524       $4,192,596      $4,100,737
                                                                         ==========       ==========      ==========

See notes to consolidated financial statements.


                                     BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                   (unaudited)
                                  (in thousands, except per share amounts)

                                                       For the Three Months Ended      For the Nine Months Ended
                                                              September 30,                   September 30,
                                                              -------------                   -------------
                                                            2001           2000            2001            2000
                                                            ----           ----            ----            ----

Interest income
    Loans and leases, including fees                      $69,393         $65,665        $200,560        $183,552
    Securities
      Taxable                                              13,548          12,934          39,336          40,390
      Tax-exempt                                            2,722           2,777           7,747           8,309
    Federal funds sold                                        200             190             505             442
    Other                                                      56              76             166             182
                                                               --              --             ---             ---
        Total interest income                              85,919          81,642         248,314         232,875
Interest expense
    Deposits                                               30,554          33,168          93,980          89,908
    Federal funds purchased and repurchase agreements       2,772           4,336          10,129          11,775
    Other short-term borrowings                             1,085           2,487           5,255           7,468
    Long-term debt                                          4,099           3,407          11,699          10,277
    Company obligated mandatorily redeemable
      preferred securities of subsidiary trusts
      holding junior subordinated debentures                1,789               -           3,192               -
                                                            -----           -----           -----           -----
        Total interest expense                             40,299          43,398         124,255         119,428
                                                           ------          ------         -------         -------
      Net interest income                                  45,620          38,244         124,059         113,447
    Provision for credit losses                             2,964           2,524           7,916           6,310
                                                            -----           -----           -----           -----
    Net interest income after provision for credit losses  42,656          35,720         116,143         107,137
Noninterest income
    Service charges                                         6,962           5,701          19,671          16,527
    Insurance                                               2,323           2,310           6,908           6,472
    Trust                                                   2,304           2,314           6,983           6,766
    Brokerage                                               1,051           1,254           3,258           4,169
    Gain on sale of loans                                   2,309             820           5,934           1,886
    Gain (loss) on sale of securities                         776             351           2,115             267
    Other                                                   1,096           1,067           3,606           3,169
                                                            -----           -----           -----           -----
      Total noninterest income                             16,821          13,817          48,475          39,256
Noninterest expense
    Salaries and wages                                     16,889          14,849          47,647          43,679
    Employee benefits                                       4,075           3,380          11,636          10,642
    Occupancy                                               2,549           1,957           7,075           5,796
    Furniture and equipment                                 2,498           2,370           7,316           7,155
    Data processing fees                                    2,105           1,835           6,226           5,387
    FDIC premiums and examination fees                        435             458           1,193           1,252
    Amortization of goodwill and other intangibles          2,100             949           4,553           2,779
    Other                                                   7,231           5,862          21,398          17,827
                                                            -----           -----          ------          ------
      Total noninterest expense                            37,882          31,660         107,044          94,517
                                                           ------          ------         -------          ------
Income before income tax expense                           21,595          17,877          57,574          51,876
    Income tax expense                                      7,482           6,201          19,822          18,122
                                                            -----           -----          ------          ------
Net income                                                $14,113         $11,676         $37,752         $33,754
                                                          =======         =======         =======         =======
    Per common share amounts:
      Net income-basic and diluted                          $1.18           $0.97           $3.15           $2.81
      Dividends paid                                         0.40            0.33            1.20            0.99

See notes to consolidated financial statements.

                                           BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             ( in thousands, except per share amounts)
                                                             (unaudited)


                                                                             Accumulated
                                                          Common Stock          Other
                                                          ------------     Comprehensive   Comprehensive    Retained
                                                        Class A  Class B    Income (Loss)      Income       Earnings       Total
                                                        -------  -------    -------------      ------       --------       -----

For the Nine Months Ended September 30, 2000

Balance, December 31, 1999                                $ 57    $ 2,562    $ (9,664)                     $ 294,892    $ 287,847
    Comprehensive income
       Net income                                                                             $ 33,754        33,754       33,754
       Other comprehensive income, net of tax:
       Unrealized gains on securities:
       Unrealized holding gains arising during the period                       3,796            3,796
       Less:  Reclassified adjustment for gains included in income               (160)            (160)
                                                                                 ----             ----
       Other comprehensive income                                               3,636            3,636                      3,636
                                                                                                 -----
       Comprehensive income                                                                   $ 37,390
                                                                                              ========
    Dividends, $.99 per share                                                                                (11,880)     (11,880)
    Allocation of net income in excess of dividends and change in net unrealized gain (loss) on securities available-
       for-sale to redeemable class A common stock                               (291)                        (1,749)      (2,040)
                                                          ----       ----         ----                        ------        ------
Balance September 30, 2000                                $ 57    $ 2,562    $ (6,319)                     $ 315,017    $ 311,317
                                                          ====    =======    ========                      =========    =========

For the Nine Months Ended September 30, 2001

Balance, December 31, 2000                                $ 57    $ 2,562     $ 1,431                      $ 321,665    $ 325,715
    Comprehensive income
       Net income                                                                             $ 37,752        37,752       37,752
       Other comprehensive income, net of tax:
       Unrealized gains on securities:
       Unrealized holding gains arising during the period                       9,264            9,264
       Less:  Reclassified adjustment for gains included in income             (1,269)          (1,269)
                                                                               ------           ------
       Other comprehensive income                                               7,995            7,995                      7,995
                                                                                                 -----
       Comprehensive income                                                                   $ 45,747
                                                                                              ========
    Dividends, $1.20 per share                                                                               (14,400)     (14,400)
    Allocation of net income in excess of dividends and change in net unrealized gain (loss) on securities available-
       for-sale to redeemable class A common stock                               (640)                        (1,868)      (2,508)
                                                          ----       ----         ----                         ------       ------
Balance, September 30, 2001                               $ 57    $ 2,562     $ 8,786                      $ 343,149    $ 354,554
                                                          ====    =======     =======                      =========    =========

    See notes to consolidated financial statements.

                                BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (unaudited)
                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                                     -------------------
                                                                                      2001            2000
                                                                                      ----            ----

Cash flows from operating activities
    Net income                                                                      $ 37,752         $33,754
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Provision for credit losses                                                    7,916           6,310
        Depreciation and amortization                                                 11,140           8,675
        Minority interests in earnings of subsidiaries                                     -              21
        Gain on sale of securities                                                    (2,115)           (267)
        Gain on sale of other real estate owned, net                                     (60)            (17)
        Other assets and liabilities, net                                              6,712          15,312
        Proceeds from loans originated for sale                                      217,893          94,944
        Loans originated for sale                                                   (223,775)        (95,281)
                                                                                    --------         -------
        Net cash provided by operating activities                                     55,463          63,451
Cash flows from investing activities
    Interest bearing deposits, net                                                     1,450            (896)
    Purchases of mortgage-backed securities                                         (440,216)         (4,909)
    Purchases of available-for-sale investment securities                            (80,609)        (20,404)
    Purchases of held-to-maturity securities                                         (42,371)         (8,502)
    Proceeds from maturities of mortgage-backed securities                           160,488          67,661
    Proceeds from maturities of available-for-sale investment securities               8,377          11,216
    Proceeds from maturities of held-to-maturity securities                           23,493          14,570
    Proceeds from sales of mortage-backed securities                                  80,473          28,025
    Proceeds from sales of available-for-sale investment securities                   55,694          17,557
    Proceeds from sales of other real estate owned                                     3,657             485
    Loans and leases, net                                                           (175,636)       (348,480)
    Acquisition of minority interests                                                   (143)           (458)
    Acquisitions, net of cash acquired                                               326,546         (18,416)
    Purchase of premises and equipment                                                (4,981)         (4,746)
                                                                                      ------          ------
        Net cash used in investing activities                                        (83,778)       (267,297)
Cash flows from financing activities
    Noninterest bearing deposits, net                                                 (5,268)         18,596
    Savings, NOW and money market accounts, net                                       91,892         145,328
    Certificates of deposits, net                                                   (166,980)         78,462
    Federal funds purchased and repurchase agreements,net                             52,092         (25,133)
    Other short-term borrowings, net                                                 (57,078)        (23,856)
    Proceeds from issuance of long-term debt                                          30,000          33,099
    Repayments of long-term debt                                                        (492)        (15,763)
    Proceeds from issuance of trust preferred securities                              76,500               -
    Common stock dividends paid                                                      (14,400)        (11,880)
                                                                                     -------         -------
        Net cash provided by financing activities                                      6,266         198,853
                                                                                       -----         -------
        Net decrease in cash and due from banks                                      (22,049)         (4,993)
    Cash and due from banks at beginning of period                                   200,547         145,407
                                                                                     -------         -------
    Cash and due from banks at end of period                                       $ 178,498        $140,414
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

Note F:   Redeemable Class A Common Stock

At September 30, 2001, 960,000 shares of redeemable class A stock were issued and outstanding, subject to redemption at a price of $32.12 per share, which approximated book value, with the exception of shares held in the Company's ESOP, which were redeemable at a price of $37.00 per share as determined by an independent appraiser. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. It is the Company's intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation. Since January 1, 2001 and through September 30, 2001, options to call 112,115.095 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's subsidiaries. During the same period, a total of 2,032 shares changed hands directly between individuals.

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

Note H:   Comprehensive Income

The Company reported comprehensive income for the first nine months of 2001 of $45.7 million, up from the $37.4 million reported for the same period in 2000. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on available-for-sale securities.

Note I:   New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually. The Company adopted SFAS No. 141 on July 1, 2001 and expects to adopt SFAS No. 142 on January 1, 2002. Management has determined that SFAS No. 141 has minimal impact on the Company's financial position and results of operations. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations. As of September 30, 2001, the Company had net goodwill of approximately $86 million and other intangible assets of approximately $24 million. Amortization expense recorded during the nine months ended September 30, 2001 was $4.6 million, and during the nine months ended September 30, 2000 was $2.8 million.

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is required to be adopted for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company expects to adopt SFAS No. 143 on January 1, 2003. The Company has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The Company expects to adopt SFAS No. 144 on January 1, 2002. The Company has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.


Note J:   Acquisitions

On May 11, 2001, the Company completed the acquisition of 11
Minneapolis/St. Paul branch locations and a portfolio of commercial loans and related deposits from Firstar Bank, National Association ("Branch Acquisition"). The operations acquired under the Branch Acquisition, which was accounted for as an acquisition of assets and assumption of liabilities, included approximately $320 million of loans, $715 million of deposits and 90 employees. As a result of the acquisition, the Company recorded additional intangible assets, including goodwill, of approximately $65.5 million. The core deposit intangible of $20.0 million is being amortized on a declining balance basis over 10 years, with goodwill being amortized on a straight line basis over 25 years. The 11 branch offices and commercial loan portfolio were acquired directly by, and are currently being operated as, branches of the Company's subsidiary bank charter in South St. Paul, Minnesota. The results of these operations, including the amortization of intangibles, from May 11 and through September 30, 2001 are reflected in the Company's third quarter and year to date financial statements. In the purchase agreement, Firstar made certain representations and warranties to the Company as to various matters relating to the assets and deposits to be acquired, which generally survive until the first anniversary of the closing date; however, there are no contingent payments, options, or commitments specified in the agreement.

The following pro forma financial information was prepared assuming the acquisition had been completed at January 1, 2001 and January 1, 2000:

                              Three Months Ended            Nine Months Ended
                              ------------------            -----------------
                           09/30/01      09/30/00       09/30/01      09/30/00
                           --------      --------       --------      --------
                                 (in thousands, except per share data)

 Net Interest Income       $ 45,620        $42,240     $ 129,574       $124,940
 Net Income                  14,113         11,831        38,073         33,523
 Net Income Per Share        $ 1.18         $ 0.99        $ 3.17         $ 2.79

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Earnings. We reported net income of $14.1 million or $1.18 basic and diluted earnings per share for the third quarter of 2001. This compares to $11.7 million or $.97 basic and diluted earnings per share in the third quarter of 2000. Return on average realized equity was 15.08% for the third quarter of 2001 compared to 13.61% for the same quarter of 2000. Realized equity excludes the impact of unrealized gains and losses associated with available-for-sale securities. Return on average assets was 1.14% for both the third quarter of 2001 and the third quarter of 2000.

Acquisition. On May 11, 2001, we completed the Branch Acquisition. The operations acquired under the Branch Acquisition, which was accounted for as an acquisition of assets and assumption of liabilities, included approximately $320 million of loans, $715 million of deposits and 90 employees. As a result of the acquisition, we recorded additional intangible assets, including goodwill, of approximately $65.5 million. The core deposit intangible of $20.0 million is being amortized on a declining balance basis over 10 years, with goodwill being amortized on a straight line basis over 25 years. The 11 branch offices and commercial loan portfolio were acquired directly by, and are currently being operated as, branches of our subsidiary bank charter in South St. Paul, Minnesota. The results of these operations, including the amortization of intangibles, from May 11 and through September 30, 2001 are reflected in our third quarter and year to date financial statements. In the purchase agreement, Firstar made certain representations and warranties to the Company as to various matters relating to the assets and deposits to be acquired, which generally survive until the first anniversary of the closing date; however, there are no contingent payments, options, or commitments specified in the agreement.

The following pro forma financial information was prepared assuming the acquisition had been completed at January 1, 2001 and January 1, 2000:

                              Three Months Ended            Nine Months Ended
                              ------------------            -----------------
                           09/30/01      09/30/00       09/30/01      09/30/00
                           --------      --------       --------      --------
                                 (in thousands, except per share data)

 Net Interest Income       $ 45,620        $42,240     $ 129,574       $124,940
 Net Income                  14,113         11,831        38,073         33,523
 Net Income Per Share        $ 1.18         $ 0.99        $ 3.17         $ 2.79

Results of Operations

Net Interest Income. Net interest income for the third quarter of 2001 was $45.6 million, up from $38.2 million for the same period in 2000. On a year-to-date basis, net interest income was $124.1 million, up from $113.4 million for the first nine months of 2000. The third quarter 2001 net interest income was positively impacted by the 18.8% growth in average loans and leases, which increased to $3.4 billion at September 30, 2001 from $2.8 billion at September 30, 2000. Contributing significantly to the growth in average loans was the Branch Acquisition, which added approximately $320 million in loans and $715 million in deposits. The positive impact from the loan and lease growth was partially offset by a slight decline in the net interest margin to 4.14% in the third quarter of 2001 from 4.18% in the same period of 2000. Our net interest margin in the second quarter of 2001 was 4.07%. Reductions in the general level of interest rates and some pricing adjustments on our interest bearing deposits reduced the overall cost of average interest bearing liabilities by 120 basis points to 4.04% in the third quarter of 2001 from 5.24% in the third quarter of 2000. Offsetting this positive impact to the net interest margin was a 104 basis point decline on the average yield of average earning assets between the same two periods. In addition, the cost of funding the premium associated with the Branch Acquisition through the issuance of trust preferred securities reduced the third quarter 2001 net interest margin by approximately 13 basis points compared to the same period in 2000.

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities. In addition, the tables show resultant yields or costs, net interest income, net interest spread, and net interest margin:

                                                              For the Three Months Ended September 30,
                                                              ----------------------------------------
                                                                             (unaudited)
                                                           2001                                     2000
                                                           ----                                     ----
                                                                        Average                                  Average
                                             Average                     Rate/         Average                    Rate/
                                             Balance      Interest (1)   Yield         Balance     Interest (1)   Yield
                                             -------      ------------   -----         -------     ------------   -----
                                                                        (dollars in thousands)
Assets
Loans and Leases (2)
    Commercial and other                      $ 851,113      $ 16,807       7.83  %     $ 688,814      $ 16,473      9.51  %
    Commercial real estate                      976,922        20,164       8.19          760,154        17,503      9.16
    Agricultural                                430,555         8,967       8.26          444,192        10,663      9.55
    Residential real estate                     711,443        14,787       8.25          576,665        12,961      8.94
    Consumer                                    325,503         7,362       8.97          297,217         6,848      9.17
    Tax-exempt                                   84,985         1,986       9.27           78,152         1,848      9.41
                                                 ------         -----                      ------         -----
       Total Loans and Leases                 3,380,521        70,073       8.22        2,845,194        66,296      9.27
    Reserve for Credit Losses                   (52,098)                                  (45,637)
                                                -------                                   -------
       Net Loans and Leases                   3,328,423                                 2,799,557
Securities (3)
    Mortgage-backed                             770,358        11,564       5.96          618,212        10,372      6.67
    Other taxable                               179,469         1,986       4.39          146,422         2,562      6.96
    Tax-exempt                                  214,703         4,133       7.64          210,426         4,210      7.96
                                                -------         -----                     -------         -----
       Total Securities                       1,164,530        17,683       6.02          975,060        17,144      6.99
Federal funds sold                               23,185           200       3.42           11,097           190      6.81
Other earning assets                              4,304            53       4.89            5,706            76      5.30
                                                  -----            --                       -----            --
       Total Earning Assets (4)             $ 4,572,540      $ 88,009       7.64  %   $ 3,837,057      $ 83,706      8.68  %
Cash and due from banks                         144,620                                   124,609
Other non interest earning assets               251,971                                   165,344
                                                -------                                   -------
       Total Assets                         $ 4,917,033                               $ 4,081,373
                                            ===========                               ===========

Liabilities and Shareholders' Equity
Noninterest bearing deposits                  $ 521,080                                 $ 393,613
Interest bearing deposits
    Savings and NOW accounts                    362,061         $ 833       0.91  %       306,621         $ 954      1.24  %
    Money market checking                       210,369           284       0.54          157,910           388      0.98
    Money market savings                        991,042         6,866       2.75          599,279         7,783      5.17
    Savings certificates                      1,351,787        18,665       5.48        1,187,593        17,559      5.88
    Certificates over $100,000                  278,038         3,906       5.57          403,183         6,484      6.40
                      --------                  -------         -----                     -------         -----
       Total Interest Bearing Deposits        3,193,297        30,554       3.80        2,654,586        33,168      4.97
                                              ---------        ------                   ---------        ------
       Total Deposits                         3,714,377                                 3,048,199
    Short-term borrowings                       432,745         3,857       3.54          433,721         6,823      6.26
    Long-term debt                              255,201         4,099       6.37          206,708         3,407      6.56
    Company obligated mandatorily redeemable
       preferred securities                      76,500         1,789       9.28                -             -        NM
                                                 ------         -----                        ----          ----
       Total Interest Bearing Liabilities   $ 3,957,743      $ 40,299       4.04  %   $ 3,295,015      $ 43,398      5.24  %
Other noninterest bearing liabilities            59,922                                    60,114
                                                 ------                                    ------
       Total Liabilities                      4,538,745                                 3,748,742
Minority Interest                                   150                                       150
Redeemable Class A Common Stock                  30,251                                    26,598
Shareholders' equity                            347,887                                   305,883
                                                -------                                   -------
       Total Liabilities and Equity         $ 4,917,033                               $ 4,081,373
                                            ===========                               ===========

Net interest income                                          $ 47,710                                  $ 40,308
Net interest spread                                                         3.60  %                                  3.44  %
Net interest margin                                                         4.14  %                                  4.18  %

(1) Interest income includes $2,090 and $2,064 in 2001 and 2000 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2) Net of unearned discount and includes nonaccrual loans and leases.
(3) Excluding net unrealized gain (loss) on available-for-sale securities.
(4) Before deducting the reserve for credit losses.


                                                                      For the Nine Months Ended September 30,
                                                                      ---------------------------------------
                                                                                   (unaudited)
                                                       2001                                         2000
                                                       ----                                         ----
                                                                            Average                                      Average
                                                Average                      Rate/          Average                       Rate/
                                                Balance      Interest (1)    Yield          Balance      Interest (1)     Yield
                                                -------      ------------    -----          -------      ------------     -----
                                                                               (dollars in thousands)
Assets
Loans and Leases (2)
     Commercial and other                        $ 787,209       $ 49,439       8.40  %       $ 657,821       $ 46,301       9.40  %
     Commercial real estate                        896,087         57,487       8.58            744,565         50,065       8.98
     Agricultural                                  407,600         26,493       8.69            422,088         29,401       9.30
     Residential real estate                       649,789         41,539       8.55            533,048         35,173       8.81
     Consumer                                      314,129         21,741       9.25            286,141         19,350       9.03
     Tax-exempt                                     83,247          5,863       9.42             70,120          4,959       9.45
                                                    ------          -----                        ------          -----
       Total Loans and Leases                    3,138,061        202,562       8.63          2,713,783        185,249       9.12
     Reserve for Credit Losses                     (48,784)                                     (44,228)
                                                   -------                                      -------
       Net Loans and Leases                      3,089,277                                    2,669,555
Securities (3)
     Mortgage-backed                               701,527         32,807       6.25            656,198         32,651       6.65
     Other taxable                                 173,033          6,529       5.04            150,498          7,739       6.87
     Tax-exempt                                    204,045         11,761       7.71            210,201         12,595       8.00
                                                   -------         ------                       -------         ------
       Total Securities                          1,078,605         51,097       6.33          1,016,897         52,985       6.96
Federal funds sold                                  16,163            505       4.18              9,221            442       6.40
Other earning assets                                 4,741            167       4.71              5,655            182       4.30
                                                     -----            ---                         -----            ---
       Total Earning Assets (4)                $ 4,237,570      $ 254,331       8.02  %     $ 3,745,556      $ 238,858       8.52  %
Cash and due from banks                            135,636                                      119,497
Other non interest earning assets                  216,199                                      159,130
                                                   -------                                      -------
       Total Assets                            $ 4,540,621                                  $ 3,979,955
                                               ===========                                  ===========

Liabilities and Shareholders' Equity
Noninterest bearing deposits                     $ 450,266                                    $ 380,707
Interest bearing deposits
     Savings and NOW accounts                      330,386        $ 2,608       1.06  %         315,134        $ 2,984       1.26  %
     Money market checking                         185,889            938       0.67            165,066          1,172       0.95
     Money market savings                          843,964         22,475       3.56            566,028         20,338       4.80
     Savings certificates                        1,273,341         55,116       5.79          1,161,112         48,555       5.59
     Certificates over $100,000                    287,102         12,843       5.98            371,384         16,859       6.06
                       --------                    -------         ------                       -------         ------
       Total Interest Bearing Deposits           2,920,682         93,980       4.30          2,578,724         89,908       4.66
                                                 ---------                                    ---------
       Total Deposits                            3,370,948                                    2,959,431
     Short-term borrowings                         454,138         15,384       4.53            433,379         19,243       5.93
     Long-term debt                                239,963         11,699       6.52            209,931         10,277       6.54
     Company obligated mandatorily redeemable
       preferred securities                         45,300          3,192       9.42                  -              -         NM
                                                    ------          -----                          ----           ----
       Total Interest Bearing Liabilities      $ 3,660,083      $ 124,255       4.54  %     $ 3,222,034      $ 119,428       4.95  %
Other noninterest bearing liabilities               60,409                                       51,050
                                                    ------                                       ------
       Total Liabilities                         4,170,758                                    3,653,791
Minority Interest                                      150                                          532
Redeemable Class A Common Stock                     29,577                                       26,050
Shareholders' equity                               340,136                                      299,582
                                                   -------                                      -------
       Total Liabilities and Equity            $ 4,540,621                                  $ 3,979,955
                                               ===========                                  ===========

Net interest income                                             $ 130,076                                    $ 119,430
Net interest spread                                                             3.49  %                                      3.57  %
Net interest margin                                                             4.10  %                                      4.26  %

(1)  Interest income includes $6,017 and $5,983 in 2001 and 2000 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)  Net of unearned discount and includes nonaccrual loans and leases.
(3)  Excluding net unrealized gain (loss) on available-for-sale securities.
(4)  Before deducting the reserve for credit losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                               2001 vs. 2000
                                                                               -------------
                                                                              Increase (Decrease)
                                                                                Due to Change in
                                                                                ----------------
                                                                 Volume                 Rate                Total
                                                                 ------                 ----                -----
                                                                                  (in thousands)

Interest earning assets:
     Loans and leases (1)                                        $28,962              $(11,649)           $ 17,313
     Taxable securities                                            3,398                (4,452)             (1,054)
     Tax-exempt securities (1)                                      (369)                 (465)               (834)
     Federal funds sold                                              333                  (270)                 63
     Other interest earning assets                                   (29)                   14                 (15)
                                                                     ---                    --                 ---
         Total interest earning assets                           $32,295              $(16,822)           $ 15,473
                                                                 =======              ========            ========

Interest bearing liabilities:
     Savings and NOW accounts                                      $ 896              $ (1,272)             $ (376)
     Money market accounts                                         6,456                (4,553)              1,903
     Savings certificates                                          1,192                 1,353               2,545
     Short-term borrowings                                           922                (4,781)             (3,859)
     Long-term debt                                                1,470                   (48)              1,422
     Mandatorily redeemable preferred securities                   3,192                     -               3,192
                                                                   -----                                     -----
         Total interest bearing liabilities                       14,128                (9,301)              4,827
                                                                  ------                ------               -----

Change in net interest income                                    $18,167              $ (7,521)           $ 10,646
                                                                 =======              ========            ========

(1)      Interest income includes $6,017and $5,983 in 2001 and 2000 to adjust to a fully taxable basis using the federal statutory rate of 35%.

Provision for Credit Losses. The provision for credit losses increased to $3.0 million for the third quarter of 2001 from $2.5 million for the same quarter in 2000. Net charge-offs were $1.8 million during the third quarter of 2001 as compared to $2.3 million for the same period in 2000, and $5.3 million during the first nine months of 2001 as compared to $3.4 million for the same period in 2000. The nine-month increase included a $1.0 million provision for one $2.0 million commercial loan which was fully charged-off in the first quarter of 2001.

Noninterest Income. Noninterest income was $16.8 million during the third quarter of 2001 compared to $13.8 million for the third quarter of 2000, representing a $3.0 million or 21.7% increase. Similarly, for the nine months ended September 30, 2001, noninterest income was $48.5 million, up $9.2 million or 23.5% from the $39.3 million reported for the same period in 2000. A significant contributor to the third quarter increase was the gain on sale of loans, which increased to $2.3 million in the third quarter of 2001 compared to $820,000 for the same period in 2000. Gain on sale of loans reflects increased residential mortgage loan activity resulting from lower interest rates and an increase in refinance activity. Gain on sale of loans, together with gain on sale of securities, accounted for $5.9 million of the $9.2 million increase in noninterest income when comparing the first nine months of 2001 with the first nine months of 2000. Service charges increased $1.3 million or 22.1% during the third quarter of 2001 as compared to the third quarter of 2000, with the Branch Acquisition accounting for approximately $680,000 or 54% of the increase. The following table summarizes the components of noninterest income:

                                Three Months Ended September 30,  Nine Months Ended September 30,
                                --------------------------------  -------------------------------
                                        2001          2000                 2001          2000
                                        ----          ----                 ----          ----
                                                           (in thousands)

Service charges                       $ 6,962       $ 5,701             $ 19,671      $ 16,527
Insurance                               2,323         2,310                6,908         6,472
Trust                                   2,304         2,314                6,983         6,766
Brokerage                               1,051         1,254                3,258         4,169
Gain on sale of loans                   2,309           820                5,934         1,886
Other recurring noninterest income      1,032         1,037                3,455         3,067
                                        -----         -----                -----         -----
    Recurring noninterest income       15,981        13,436               46,209        38,887
Gain on sale of other assets               64            30                  151           102
Gain on sale of securities                776           351                2,115           267
                                          ---           ---                -----           ---
    Total noninterest income          $16,821       $13,817             $ 48,475      $ 39,256
                                      =======       =======             ========      ========




Noninterest Expense. Noninterest expense increased $6.2 million or 19.7% to $37.9 million in the third quarter of 2001 compared to the third quarter of 2000. Ongoing operating costs and the amortization of goodwill and other intangibles related to the Branch Acquisition contributed to the higher noninterest expenses when comparing the third quarter of 2001 to the same period last year. In addition , one-time transition costs related to the Branch Acquisition accounted for approximately $1.5 million of the second quarter 2001 increase in noninterest expenses over the second quarter of 2000. In total, these costs are largely responsible for the year-to-date increase in noninterest expense of $12.5 million to $107.0 million for the first nine months of 2001 from $94.5 million for the same period in 2000.

The following table summarizes the components of noninterest expense:

                                                 Three Months Ended September 30,        Nine Months Ended September 30,
                                                 --------------------------------        -------------------------------
                                                       2001              2000                   2001           2000
                                                       ----              ----                   ----           ----
                                                                             (in thousands)

Salaries and wages                                   $ 16,889         $ 14,849               $ 47,647        $ 43,679
Employee benefits                                       4,075            3,380                 11,636          10,642
Occupancy                                               2,549            1,957                  7,075           5,796
Furniture and equipment                                 2,498            2,370                  7,316           7,155
Printing, postage and telephone                         1,638            1,359                  4,813           4,266
Marketing                                               1,539            1,204                  5,030           3,499
Data processing fees                                    2,105            1,835                  6,226           5,387
Professional fees                                         871              672                  2,539           2,142
Other real estate owned                                    14               28                     88              71
FDIC premiums and examination fees                        435              458                  1,193           1,252
Amortization of goodwill and other intangibles          2,100              949                  4,553           2,779
Other noninterest expense                               3,169            2,599                  8,928           7,849
                                                        -----            -----                  -----           -----
     Total noninterest expense                       $ 37,882         $ 31,660              $ 107,044        $ 94,517
                                                     ========         ========              =========        ========




A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. Our operating efficiency ratio was 56.1% for the third quarter of 2001 compared to 57.1% for the third quarter of 2000. On a year-to-date basis, the ratio was at 58.1% for the nine months ending September 30, 2001 as compared to 57.8% for the same period in 2000.

Income Taxes. The provision for income taxes was $7.5 million for the third quarter ended September 30, 2001 compared to $6.2 million for the same period in 2000. On a year-to-date basis, the provision for income taxes increased to $19.8 million in 2001 from $18.1 million in 2000. Comparing the third quarter of 2001 to the same period in 2000, our effective tax rate decreased to 34.6% from 34.7%, resulting in a year-to-date decrease to 34.4% for the first nine months of 2001 from 34.9% for the same period in 2000.

Financial Condition

Loan and Lease Portfolio. The following table presents the components of our gross loans and lease portfolio:

                                           At September 30, 2001                      At December 31, 2000
                                           ---------------------                      --------------------

                                                            Percent of                                  Percent of
                                          Amount            Total Loans               Amount            Total Loans
                                          ------            -----------               ------            -----------
                                                                       (in thousands)

Commercial and other                    $ 869,005                25.4  %            $ 717,936                24.6  %
Commercial real estate                    905,147                26.5                 733,746                25.1
      - Construction                       73,783                 2.2                  68,296                 2.3
Agricultural                              430,072                12.6                 416,660                14.3
Residential real estate                   698,453                20.4                 578,876                19.8
      - Construction                       22,067                 0.7                  18,051                 0.6
Consumer                                  332,624                 9.7                 302,824                10.4
Tax-exempt                                 86,620                 2.5                  83,082                 2.9
                                           ------                 ---                  ------                 ---
      Total                           $ 3,417,771               100.0  %           $2,919,471               100.0  %
                                      ===========               =====              ==========               =====



Our total loan and lease portfolio was $3.4 billion at September 30, 2001 and $2.9 billion at December 31, 2000. An increase in the commercial real estate portfolio of $176.9 million, or 22.1%, to $978.9 million, and an increase in residential real estate of $123.6 million, or 20.7%, to $720.5 million, were largely the result of the Branch Acquisition during the second quarter of 2001. An increase in the commercial portfolio of $151.1 million, or 21.0%, to $869.0 million at September 30, 2001 and an increase in the consumer portfolio of $29.8 million, or 9.8%, to $332.6 million, were due in part to the acquisition, but also the result of increased loan activity across the balance of the organization.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets were $20.0 million at September 30, 2001, an increase of $2.3 million or 13.1% from the $17.7 million level at December 31, 2000. Nonperforming assets as a percentage of total loans, leases and OREO decreased to .58% as of September 30, 2001 from
 .60% as of December 31, 2000. Accruing loans and leases 90 days or more past due totaled $3.7 million at September 30, 2001 compared to $3.6 million at December 31, 2000.

Our nonperforming assets are summarized in the following table:

                                                                            September 30        December 31
                                                                                2001                2000
                                                                                ----                ----
                                                                                (dollars in thousands)
Nonaccrual loans and leases                                                   $18,583              $13,941
Restructured loans and leases                                                     523                   50
                                                                                  ---                   --
      Total nonperforming loans and leases                                     19,106               13,991
Other real estate owned (OREO)                                                    855                3,658
                                                                                  ---                -----
      Total nonperforming assets                                              $19,961              $17,649
                                                                              =======              =======

Accruing loans and leases 90 days or more past due                            $ 3,797              $ 3,590

Nonperforming loans and leases to total loans and leases                         0.56 %               0.48 %
Nonperforming assets to total loans, leases and OREO                             0.58                 0.60
Nonperforming assets and accruing loans and leases 90
      days or more past due to total loans, leases and OREO (1)                  0.70                 0.73



Reserve for Credit Losses. At September 30, 2001, the reserve for credit losses was $52.5 million, an increase of $6.6 million or 14.5% from the balance of $45.9 million at December 31, 2000. Of this increase, $4.0 million is attributed to additional reserve for the loans acquired in the Branch Acquisition during the second quarter of 2001. At September 30, 2001, the reserve for credit losses as a percentage of total loans and leases was 1.54% compared to 1.57% at December 31, 2000.

Activity in the reserve for credit losses for the two three-month periods and the two nine-month periods is shown in the following table:

                                                      Three Months Ended September 30,      Nine Months Ended September 30,
                                                      --------------------------------      -------------------------------
                                                           2001               2000               2001              2000
                                                           ----               ----               ----              ----
                                                                             (dollars in thousands)

Balance at beginning of period                           $ 51,396          $ 44,885           $ 45,895          $ 41,895
Charge-offs:
     Commercial and other                                   1,432             2,078              3,990             2,660
     Commercial real estate                                    24                 -                128                71
     Agricultural                                             110                90                358               386
     Residential real estate                                   35                82                227               216
     Consumer                                                 721               426              1,740             1,132
                                                              ---               ---              -----             -----
         Total charge-offs                                  2,322             2,676              6,443             4,465
Recoveries:
     Commercial and other                                     216                90                427               258
     Commercial real estate                                    46               105                 91               221
         Construction                                           -                 -                  -                 5
     Agricultural                                              52                13                239               139
     Residential real estate                                    3                23                 20                44
     Consumer                                                 178               107                388               370
         Total recoveries                                     495               338              1,165             1,037
Net charge-offs                                             1,827             2,338              5,278             3,428
Provision for credit losses                                 2,964             2,524              7,916             6,310
Reserve related to acquired assets                              -                 -              4,000               294
                                                             ----              ----              -----               ---
Balance at end of period                                 $ 52,533          $ 45,071           $ 52,533          $ 45,071
                                                         ========          ========           ========          ========
Average loans and leases                              $ 3,380,521        $2,845,194        $ 3,138,061       $ 2,713,783
Annualized net charge-offs to average loans and leases       0.22   %          0.33    %          0.22   %          0.17  %


Reserve as a percentage of:
     Period-end loans and leases                             1.54   %          1.56    %
     Nonperforming loans and leases                        274.95            310.73
     Nonperforming assets                                  263.18            291.36

Securities. Our investment portfolio, including available-for-sale securities and held-to-maturity securities, increased to $1.2 billion at September 30, 2001 from $951.6 million at December 31, 2000. The increase in the total portfolio of approximately $250 million, largely in mortgage-backed securities available-for-sale, was due primarily to the investment of funds received in connection with the Branch Acquisition.

Total Deposits. Total deposits were $3.7 billion at September 30, 2001 compared to $3.1 billion at December 31, 2000. Noninterest bearing deposits increased $85.0 million, or 18.6%, to $541.5 million at September 30, 2001 from $456.6 million at December 31, 2000. Interest bearing deposits increased $549.2 million, or 20.7%, to $3.2 billion at September 30, 2001, from $2.6 billion at December 31, 2000. The increases were primarily the result of the Branch Acquisition of approximately $715 million in deposits. The increase in interest bearing deposits allowed for a $66.7 million decrease in brokered deposits which matured during the first three quarters of 2001. We do not intend to replace the matured brokered deposits with other brokered deposits. We emphasized our money market savings product this year and our money market accounts increased by $380.0 million to $1.2 billion at September 30, 2001 from $816.1 million at December 31, 2000. Of this increase, approximately $322 million was associated with the Branch Acquisition.

Borrowings. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank ("FHLB") advances, and an unsecured revolving credit facility, decreased $5.0 million or 1.1% to $436.8 million at September 30, 2001 from $441.7 million at December 31, 2000. The decrease is primarily the result of a decrease of $80.0 million in FHLB advances, paid largely from the cash infused by the Branch Acquisition. Federal funds purchased decreased by $11.0 million on a year-to-date basis. These decreases were offset by an increase in the unsecured revolving credit facility of $23.0 million and an increase in securities sold under agreements to repurchase of $63.1 million. The additional funds borrowed under the revolving credit facility were used as part of a capital contribution to the South St. Paul bank subsidiary to support the Branch Acquisition. The increase in securities sold under agreements to repurchase was the result of increased customer investments in connection with cash management sweep accounts.

Long-term debt consists primarily of FHLB advances and $65 million of privately-placed senior debt. FHLB advances increased $29.7 million to $194.6 million at September 30, 2001 from $164.9 million at December 31, 2000. The increase is part of our asset/liability management strategy to match fund longer term loans with longer term liabilities.

Company Obligated Mandatorily Redeemable Preferred Securities. We issued $76.5 million of trust preferred securities during the first two quarters of 2001 in conjunction with the Branch Acquisition. The $76.5 million is the total outstanding at September 30, 2001.

Capital Management. The following table compares the consolidated capital ratios with the minimum requirements for well capitalized and adequately capitalized banks as of September 30, 2001:

                                                                                             Minimum Requirements
                                                                                             --------------------
                                                  September 30         December 31            Well             Adequately
                                                      2001                 2000            Capitalized        Capitalized
                                                      ----                 ----            -----------        -----------


Tier I capital to risk-weighted assets                 9.84 %              10.03 %             6.00 %              4.00 %
Total capital to risk-weighted assets                 11.09                11.28              10.00                8.00
Tier I capital to average tangible assets              7.15                 7.51               5.00                4.00


We have maintained our capital at the well-capitalized level in each of these categories in the past and expect to do so in the future. The capital ratios of the subsidiary banks in each of these categories met or exceeded the well-capitalized ratios as of September 30, 2001.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits.

           12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 2001 or during the period from September 30, 2001 to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2001               BREMER FINANCIAL CORPORATION


                                      By: /s/ Stan K. Dardis
                                      ------------------------------------
                                      Stan K. Dardis
                                      President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)


                                      By: /s/ Stuart F. Bradt
                                      -------------------------------------
                                      Stuart F. Bradt
                                      Controller
                                      (Chief Accounting Officer)