Form 10-K405
period 2001-12-31
BREMER FINANCIAL CORP
filed 2002-03-18
CIK 846616

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR

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
Yes      X        No
      --------      ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the $32.49 per share book value of the shares of class A common stock of the Company as of December 31, 2001, the aggregate value of the Company's shares of class A common stock held by employees and directors as of such date was approximately $31.2 million.

As of March 15, 2002, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.


                          BREMER FINANCIAL CORPORATION
                           Annual Report on Form 10-K
                      for the year ended December 31, 2001
                                      INDEX
                                                                                            Page

Documents Incorporated by Reference.................................................           ii
Cross Reference Sheet...............................................................          iii

PART I

Item 1.           Business..........................................................            1

Item 2.           Properties........................................................            9

Item 3.           Legal Proceedings.................................................            9

Item 4.           Submission of Matters to a Vote of Security Holders...............            9

PART II

Item 5.           Market for Registrant's Common Equity andRelated Stockholder Matters         10

Item 6.           Selected Financial Data...........................................           13

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.....................           14

Item 8.           Financial Statements and Supplementary Data.......................           34

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure............................           57

PART III

Item 10 through Item 13.
See "Documents Incorporated by Reference" (Page ii).................................           57

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K...............................................           57

Signatures        ..................................................................           60

                                        i


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:
Parts of Annual Report on Form 10-K                     Documents Incorporated by Reference
Item 5.  Market for Registrant's Common Equity          Reference is made to the portions described
         and Related Stockholder Matters                herein of the final Prospectus of the Company
                                                        dated April 20, 1989 filed with the Securities
                                                        and Exchange Commission on April 20, 1989.

Part III

Item 10. Directors and Executive Officers               Reference is made to the Registrant's definitive
         of the Registrant                              proxy statement ("Proxy Statement"), which
                                                        will be filed with the Securities and Exchange
                                                        Commission ("Commission") within 120 days after
                                                        December 31, 2001.



Item 11. Executive Compensation                         Reference is made to the Registrant's Proxy
                                                        Statement.

Item 12. Security Ownership of Certain Beneficial       Reference is made to the Registrant's Proxy
         Owners and Management                          Statement.


Item 13. Certain Relationships and Related              Reference is made to the Registrant's Proxy
         Transactions                                   Statement.


           (The remainder of this page was intentionally left blank.)


                              CROSS REFERENCE SHEET

                            Between Items in Part III
                                of Form 10-K and
                                 Proxy Statement
         Pursuant to Paragraph G-4 of General Instructions to Form 10-K
                                                                           Subject Headings
Item Number and Caption                                                    In Proxy Statement
Item 10. Directors and Executive Officers of the Registrant                Information About Nominees for Election as
                                                                           Directors, Information About Executive
                                                                           Officers and Other Officers

Item 11. Executive Compensation                                            Compensation of Executive Officers and
                                                                           Directors

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                    Principal Stockholders

Item 13. Certain Relationships and Related Transactions                    Certain Transactions


           (The remainder of this page was intentionally left blank.)

                                     PART I

Certain statements in this Annual Report on Form 10-K and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities Exchange Act of 1934, as amended ("Exchange Act"). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in "Risk Factors" filed with this Annual Report on Form 10-K as
Exhibit 99.1 that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

ITEM 1.  BUSINESS

General

Bremer Financial Corporation is a regional financial services company with $5.1 billion in assets as of December 31, 2001, operating 11 subsidiary banks and 107 offices in Minnesota, Wisconsin and North Dakota. We offer a wide range of banking and related products and services, including transaction and savings deposits, commercial, consumer, agricultural and real estate loans, mortgage origination services, insurance, trust, and retail brokerage services. From December 31, 1997 to December 31, 2001, we increased our asset base from $3.2 billion to $5.1 billion, resulting from a combination of internal growth and growth through bank and branch acquisitions within our three-state market area. During the same period, our loans and leases increased from $2.0 billion to $3.5 billion, and our deposits increased from $2.4 billion to $3.8 billion.

Business Developments in 2001

Firstar Branches. On May 11, 2001, we acquired from Firstar Corporation, Milwaukee, Wisconsin, (the "Seller") 11 of its Minneapolis/St. Paul branch locations and a portfolio of commercial loans and related deposits (the "Branch Acquisition"). This transaction came as a result of the Seller's divestiture requirement related to its merger with U.S. Bancorp, Minneapolis, Minnesota. The 11 branch offices and the commercial loan portfolio that were acquired are now operated as part of our subsidiary bank charter in South St. Paul, Minnesota. The acquisition was accounted for as an acquisition of assets and assumption of liabilities and resulted in our recognition of deposit-based intangibles in an amount equal to the purchase price premium.

In order to meet the regulatory capital requirements for completion of the Branch Acquisition, we increased our level of Tier I capital by $76.5 million through the completion of a $60 million trust preferred capital securities offering and the issuance of $16.5 million of trust preferred capital securities in an institutional private placement.

History

Otto Bremer incorporated Bremer Financial Corporation in December 1943 to consolidate his majority stock holdings in community banks located throughout Minnesota, Wisconsin and North Dakota. Mr. Bremer formed the Otto Bremer Foundation in 1944 to own Bremer Financial Corporation's stock. Today we are owned by the foundation and the employees and directors of the company. The foundation is organized as a non-profit trust for charitable, educational and religious purposes for the benefit of individuals and entities who are residents of or are located in Minnesota, Wisconsin, North Dakota and Montana. The foundation is a key part of our community-based philosophy. Earnings from its investment in us and other investments are returned to the bank communities in the form of grants and program-related investments. In 2001, the Otto Bremer Foundation made over $21.0 million in grants to over 750 community organizations and programs.

From our incorporation in 1943 and through the late 1980s, we relied on our existing community banks to generate loan and deposit growth in our market area.

From 1990 through 2001, we augmented this growth through 11 bank and branch acquisitions totaling approximately $1 billion of assets and $1.4 billion of deposits. We use bank and branch acquisitions to fill in gaps in our geographic markets in order to provide better customer service and leverage existing operations. In recent years, our expansion focus has been primarily in more urban, metropolitan areas, most noticeably in Minneapolis/St. Paul and surrounding communities.

Our Strategy

We seek to be the preeminent community bank in the markets we serve. Our strategy for achieving this objective includes:

         o      Providing distinctive, community banking to our customers by:

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

                >> using our unique ownership structure to reinvest in the communities we serve

                      Over the last three years, the foundation has distributed more than $55.0 million in the states we serve in the form of grants and program-related investments. Directing most of its grants to non-profit organizations in the communities we serve not only contributes to the economic well being of those communities, it also improves our brand recognition.

         o      Investing in technology

                We are committed to investing in technology to improve product offerings, reduce product costs and provide more convenient service to our customers. Over the last few years, we have continued to make significant investments to upgrade our technology infrastructure. This included upgrading most of our

                1,500 personal computers, effectively connecting them through improvements in the company-wide intranet, making improvements in the customer contact information system, launching Bremer eBank and Bremer ePay, our retail Internet banking and bill payment services, and launching Bremer eBiz and Bremer eACH, a package of Internet-based cash management services for businesses. In the future, we will continue to invest in technologies that allow customers to communicate with us at the time and in the manner that best meets their needs and preference.

         o      Increasing penetration in our existing markets

                To make us more accessible and convenient to our customers, we pursue a strategy of in-market expansion to fill in gaps in our market coverage through opening new branches, acquiring competing banks or branches, and investing in technology-based delivery channels. Examples of this strategy include:
                >> our recently completed Branch Acquisition, which substantially improved customer access in the Minneapolis/St. Paul area; and

                >> the acquisition of Northwest Savings Bank in 2000, which brought our services to New Richmond, Wisconsin, a rapidly-growing community located between St. Paul and our banking offices in western Wisconsin.

         o      Leveraging our holding company structure

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

Our Banks

Our 11 subsidiary banks are located in Minnesota, Wisconsin and North Dakota. At December 31, 2001, they ranged in size from $70.3 million to $1.6 billion in total assets and from $60.5 million to $1.3 billion in total deposits. Each of our banks is a community bank that provides a full range of commercial and consumer banking services, primarily to customers within its market area. All of our banks are nationally chartered, operate under the name of Bremer Bank, National Association, and are regulated by the Office of the Comptroller of the Currency. The locations, total assets and total deposits of our banks as of December 31, 2001, are as follows:

Location of Subsidiary Bank Charter           Branch Locations                   Assets             Deposits
-----------------------------------           ----------------                   ------             --------

                                                                                       (in thousands)
Alexandria, MN                                Alexandria, MN (2)                $413,817            $302,167
                                              Brandon, MN
                                              Breckenridge, MN
                                              Fergus Falls, MN
                                              Morris, MN
                                              Starbuck, MN
                                              Wahpeton, ND

Brainerd, MN                                  Brainerd, MN (2)                  $257,947            $200,015
                                              Aitkin, MN
                                              Baxter, MN (2)

Grand Forks, ND                               Grand Forks, ND (2)               $524,544            $402,886
                                              Crookston, MN
                                              Fisher, MN
                                              Fordville, ND
                                              Forest River, ND
                                              Gilby, ND
                                              Grafton, ND
                                              Hoople, ND
                                              Larimore, ND
                                              St. Thomas,ND
                                              Shelly, MN
                                              Warren, MN

International Falls, MN                       International Falls, MN           $70,289              $60,540

Marshall, MN                                  Marshall, MN                      $218,489            $186,025
                                              Redwood Falls, MN
                                              Edgerton, MN
                                              Leota, MN

Menomonie, WI                                 Menomonie, WI (3)                 $489,121            $387,308
                                              Amery, WI
                                              Bayfield, WI
                                              Colfax, WI
                                              Danbury, WI
                                              Deer Park, WI
                                              Eau Galle, WI
                                              Elk Mound, WI
                                              Frederic, WI
                                              Knapp, WI
                                              La Pointe, WI
                                              New Richmond, WI
                                              Rock Falls, WI
                                              Siren, WI
                                              Washburn, WI






Location of Subsidiary Bank Charter           Branch Locations                   Assets             Deposits
-----------------------------------           ----------------                   ------             --------

                                                                                       (in thousands)
Minot, ND                                     Minot, ND (3)                     $402,827            $324,870
                                              Berthold, ND
                                              Carrington, ND
                                              Devils Lake, ND (2)
                                              Max, ND
                                              Minnewaukan, ND
                                              Richardton, ND
                                              Rugby, ND

Moorhead, MN                                  Moorhead, MN                      $417,504            $258,119
                                              Fargo, ND (2)
                                              Casselton, ND
                                              Detroit Lakes, MN
                                              Leonard, ND
                                              Lisbon, ND
                                              Perham, MN

St. Cloud, MN                                 St. Cloud, MN (2)                 $464,112            $298,497
                                              Rice, MN
                                              Sartell, MN
                                              Sauk Rapids, MN

South St. Paul, MN                            South St. Paul, MN               $1,619,938          $1,251,021
                                              St. Paul, MN (5)
                                              Minneapolis, MN (2)
                                              Arden Hills, MN
                                              Brooklyn Center, MN
                                              Brooklyn Park, MN
                                              Eagan, MN
                                              Eden Prairie, MN
                                              Edina, MN
                                              Inver Grove Heights, MN
                                              Maplewood, MN
                                              Milaca, MN
                                              Minnetonka, MN
                                              Ogilvie, MN
                                              Princeton, MN
                                              Richfield, MN
                                              Roseville, MN
                                              St. Anthony, MN
                                              St. Louis Park, MN
                                              Watertown, MN
                                              White Bear Lake, MN
                                              Zimmerman, MN

Willmar, MN                                   Willmar, MN (2)                   $195,018            $145,232
                                              Hutchinson, MN




Communities Served By Our Banks

We operate in 85 communities across Minnesota, Wisconsin and North Dakota. Over the past few years, we have begun to expand significantly in more urban metropolitan areas, including Minneapolis/St. Paul, Fargo/Moorhead, and St. Cloud. Prior to that time, we had our strongest market presence in communities outside the major metropolitan areas. In Minnesota, these non-metropolitan communities are a blend of agricultural-based areas in the southwestern portion of the state to more recreational and resort-based communities in west central Minnesota. Our North Dakota communities are in primarily agricultural-based areas along the Red River Valley as well as in western North Dakota surrounding the Minot trade area. In Wisconsin, our locations are concentrated on the western side of the state. In our markets located outside the major metropolitan areas, we generally are first or second in deposit market share.

Over the past few years, most of our expansion has been in higher-growth metropolitan areas. The primary areas targeted for future expansion are expected to continue to be in the Minneapolis/St. Paul to St. Cloud corridor and the Fargo/Moorhead area. While we have maintained charter banks in St. Cloud and South St. Paul for many years, our metropolitan area market share has not been substantial. The acquisition of Dean Financial Services, Inc. in 1999 added eight additional branch offices in the metropolitan Minneapolis/St. Paul area and the Branch Acquisition added another 11 offices in this area. We have also opened a number of offices in the rapidly growing Fargo/Moorhead area during the last few years.

Lending Activities

We maintain a diversified loan portfolio consisting of commercial, commercial and residential real estate, agricultural, consumer and tax-exempt loans.

Commercial Loans. Loans in this category include term loans and operating lines of credit for primarily manufacturing, wholesale, or retail businesses. While we look to the borrower's business operations as the principal source of repayment, we also generally obtain personal guarantees and security interests in inventory, receivables, and equipment as collateral support for the loans. We utilize standard advance rates in determining amounts that can be advanced for each collateral type. Advances secured by inventory and receivables are normally short-term floating rate advances and constitute about 50% of this portfolio. Equipment loans typically amortize over five years and constitute the remainder of this portfolio.

Commercial Real Estate Loans. Our commercial real estate portfolio, which includes interim commercial real estate construction, consists primarily of loans to business customers who occupy the property or use the property for income production. Commercial real estate loans generally are made for up to 80% of appraised value or cost and typically have a term of five years with 15 to 20 year amortization. Approximately 65% of our commercial real estate loans are fixed rate loans and 35% are adjustable rate loans.

Agricultural Loans. Our agricultural loans include term loans secured by farm property or equipment, and operating loans used for commodity production. Our agricultural customers and agricultural-based communities are diversified across the three states we serve, and we extend credit to 12 different areas of commodity production including crops, dairy, and livestock. Approximately 50% of our agricultural loans are short-term floating rate loans. The remainder of the agricultural loans are fixed rate loans with terms generally under five years.

Residential Real Estate Loans. The residential real estate portfolio includes home equity loans, first mortgage residential real estate loans, and some construction loans. The construction loans are typically made to builders on homes under construction that have been pre-sold. Loan to value ratios for home equity loans typically range from 80% to 100%. Approximately 60% of our home equity loans are fixed rate loans with terms of five to twelve years. The remaining 40% of our home equity loans are floating rate lines of credit. First mortgage residential real estate lending is generally conducted in compliance with secondary market underwriting guidelines, and most newly originated fixed rate first mortgage loans are sold into the secondary market. The first mortgage residential real estate loans that we keep in our portfolio are generally adjustable rate loans, and often involve vacation homes in our recreational and resort-based communities.

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

Bremer Business Finance Corporation. We formed Bremer Business Finance Corporation in late 1996 to expand the services available to customers that may not qualify for traditional bank financing. Bremer Business Finance Corporation engages in secured lending activities and works closely with the Bremer banks in offering services to customers in the areas of asset-based finance, real estate finance, real estate equity finance, corporate finance, project finance, equipment financing and leasing. As of December 31, 2001, Bremer Business Finance Corporation had a loan portfolio of $78.0 million, with the majority of loans being variable rate credits generally priced approximately 200 basis points over the prime rate.

Bremer Trust, National Association. Bremer Trust, National Association has trust powers and offers trust and other fiduciary services in the majority of our markets. Services that Bremer Trust provides to our customers include serving as trustee, investment agent, custodian, personal representative, and as a conservator for individuals, businesses, and public and tax-exempt organizations. Bremer Trust directly serves as an investment advisor for the proprietary stock and bond mutual funds we offer to our trust client accounts. Bremer Trust also operates on a limited basis as a registrar and transfer agent. As of December 31, 2001, Bremer Trust had 85 employees. Our total trust revenues for 2001 were $9.4 million.

Bremer Insurance Agencies, Inc. Bremer Insurance Agencies, Inc. is an independent insurance agency with offices in Minnesota, Wisconsin and North Dakota, representing many different insurance companies. This gives agency personnel the ability to tailor coverages to meet the differing needs of our diverse customer base. The agency's book of business is generated by selling personal, life, health, commercial and agricultural insurance products. In 2001, Bremer Insurance generated insurance premium sales of $8.3 million and, as of December 31, 2001, it had 93 employees.

Brokerage Services. Consumer investment products and services are available at our subsidiary bank offices through INVEST Financial Corporation of Tampa, Florida. We have an agreement with INVEST to deliver investment services to our customers through our branch network and we receive a portion of the commissions earned by the investment representatives in those branches. We had $4.6 million in brokerage commissions in 2001.

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

Operations Center. Back-office operations for all banks are housed in an operations center in West St. Paul, Minnesota. We use a third-party provider for delivery of most data and item processing services for Bremer and its subsidiaries. We have entered into contracts for these services that extend into the next two to four years. Certain of the operations of these third party providers are located in our operations center.

Credit. We evaluate and approve credit at the individual subsidiary bank level through individual and senior lending officer credit authorities. In addition, each bank has a senior credit committee and a director's credit committee that review and approve larger credits. The director's credit committee can approve credit up to the individual bank limit. These bank limits range from $700 thousand to $10.0 million, depending on the size of the individual bank.

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

The special assets group of the holding company handles most loan workouts. To improve distressed credit management practices, we have established a policy that requires the prompt transfer of certain problem loan situations from the subsidiary banks to the special assets group.

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

         o Credit examination reviews our loan portfolio on a regular basis. The frequency of examination is based on a risk assessment and provides for more frequent examinations for units exhibiting higher risk factors.

         o We have outsourced much of our internal audit function, which conducts periodic operational, compliance and internal control reviews of all of our subsidiary banks and system-wide operations. The director of risk management directs the work of internal audit and coordinates all reporting to the boards of directors.

         o Compliance administration and legal counsel provide assistance to the banks in meeting their consumer compliance responsibilities.

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

Employees

As of February 28, 2002, we had 1,671 full-time equivalent employees. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance plans, and 401(k) plans. In addition, all the employees have the opportunity to invest in our class A common stock. We consider our relationship with our employees to be good.

ITEM 2.  PROPERTIES

We lease our principal offices at 445 Minnesota Street, Suite 2000, St. Paul, Minnesota 55101, which consists of approximately 25,000 square feet. In addition, the centralized service operations of the holding company occupy approximately 30,000 square feet of owned property in West St. Paul, Minnesota. We are presently in negotiations to secure a building containing approximately 100,000 square feet of space for an expanded operations center. We expect to move our operations center to this new location in the fall of 2002. After we move the operations center to this new location, we plan to sell the property in West St. Paul that is currently used for our operations center. We believe that the principal offices at 445 Minnesota Street in St. Paul will be sufficient for the holding company's needs in the foreseeable future.

Substantially all of the current offices and branches of the subsidiary banks are owned, with the primary exception of those located in leased space in downtown St. Paul, Minnesota and leased space in supermarkets. Our bank facilities range in size from 391 square feet to 52,280 square feet. The Branch Acquisition added four new owned properties and seven leased properties, ranging in size from 3,000 square feet to 31,888 square feet.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending other than ordinary routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2001 to a vote of our security holders, through the solicitation of proxies or otherwise.

           (The remainder of this page was intentionally left blank.)

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established trading market for the shares of our class A common stock. To the best of our knowledge, during the period from May 18, 1989 (the closing date of the registered initial public offering of Bremer's class A common stock) through February 25, 2002, a majority of the purchases and sales of shares of the class A common stock have consisted of transfers effected upon the exercise of the options described in the portions of Bremer's Prospectus dated April 20, 1989 ("Prospectus") entitled "Description of Capital Stock - Description of Class A Common Stock - Restrictions on Transfer" on page 62 of the Prospectus and "Description of Capital Stock - Description of Class A Common Stock First Call Option to Company" on page 64 of the Prospectus (which portions are hereby incorporated by reference pursuant to Rule 12b-23 under the Securities Exchange Act of 1934). We are not obligated to purchase any shares of class A common stock from a holder upon the exercise of a put option if the purchase price paid for the shares subject to the put option, when added to the purchase price paid for all previous purchases of class A common stock during the preceding twelve-month period, would exceed 10% of our net worth as of the date of such purchase. As of December 31, 2001, our net worth, including redeemable class A common stock, was $389.9 million and 10% of our net worth and redeemable class A common stock was $39.0 million.

During the period from January 1, 2001 through February 25, 2002, we did not directly purchase any shares of class A common stock but assigned to our Employee Stock Ownership Plan and the Bremer Banks Profit Sharing Plus Plan our options to purchase a total of 170,232.5721 shares. The ESOP and the Profit Sharing Plan purchased these shares and then transferred them to our employees and employees of our subsidiaries through the ESOP and the Profit Sharing Plan. In addition, 5,016 shares of class A common stock were transferred directly between individuals at various times during the same period. To the best of our knowledge, these were the only transfers of shares of class A common stock effected during the period from January 1, 2001 through February 25, 2002. The sales price of the shares of class A common stock in such transactions ranged from $29.50 to $40.00 per share. These prices were equal to either the per share book value of the class A common stock as shown in our consolidated balance sheet dated as of the last day of the immediately preceding fiscal quarter or, and only with respect to shares transferred that had been held for employees in the ESOP, the per share fair market value as determined by an independent appraiser. At December 31, 2001, the most recent date for which a per share book value for the class A common stock is available, such value was $32.49.

To the best of our knowledge, no brokers are used to sell the shares of class A common stock, and there are no market makers for the class A common stock.

Holders
As of February 25, 2002, there were approximately 1,430 holders of record of the shares of class A common stock.

Dividends
The subsidiary banks' ability to pay dividends to the parent and the parent's ability to pay dividends to holders of the class A common stock are restricted and limited. The restrictions on payments of dividends are also described in Note Q of the Notes to Consolidated Financial Statements set forth in Item 8 of this Form 10-K. Each of the subsidiary banks is subject to extensive regulation regarding the payment of dividends and other matters. All subsidiary banks are nationally chartered and are regulated by the Office of the Comptroller of the Currency. In addition, because the deposits of our subsidiary banks are insured up to the applicable limit (currently $100,000) by the FDIC, all of the subsidiary banks are subject to regulation by the FDIC. The parent and the Foundation, as bank holding companies, are regulated by the Board of Governors of the Federal Reserve System.

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

The payment of dividends by any national bank also is affected by the requirements to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Comptroller. The Comptroller has issued capital adequacy regulations for national banks subject to the Comptroller's primary supervision. These regulations provide for a minimum Tier 1 capital to total assets (leverage) ratio of 4.00% for the most highly-rated banks and a minimum total capital to risk-weighted assets (total capital) ratio of 8.00%. These guidelines and regulations further provide that capital adequacy is to be considered on a case-by-case basis in view of various qualitative factors that affect a bank's overall financial condition. Most banking organizations are expected to maintain a leverage ratio of 100 to 200 basis points above this minimum depending on their financial condition. The subsidiary banks are in compliance with the Comptroller's minimum capital guidelines. See the discussion of the capital adequacy guidelines set forth in the portion of Part II of this Form 10-K entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Management."

The above regulations and restrictions on dividends paid by the subsidiary banks may limit our ability to obtain funds from such dividends for our cash needs, including funds for payment of operating expenses and for the payment of dividends on the class A and class B common stock, as well as funds necessary to facilitate acquisitions. However, because of the capital positions of the subsidiary banks, we have been able to obtain dividends sufficient to meet our cash flow needs.

As of December 31, 2001, the subsidiary banks had retained earnings of $22.3 million which were available for distribution to the parent as dividends in 2002 subject to regulatory and administrative restrictions. Of this amount, approximately $18.0 million was available for distribution without obtaining the prior approval of the appropriate bank regulator. In 2001 and 2000, the subsidiary banks paid total dividends to the parent of $47.3 million and $46.5 million. The range of dividend payouts (dividends paid divided by net income) was 0.0% to 210.9% in 2001 and 27.8% to 220.8% in 2000.

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

We declared and paid dividends to the foundation and all other holders of its class A common stock of $19.2 million in 2001 and $16.7 million in 2000. $4.8 million of dividends were paid in each of the four quarters of 2001 and the final quarter of 2000, while $4.0 million of dividends were paid in each of the first three quarters of 2000. The dividend yield, which consists of dividends paid during the year divided by shareholders' equity as of the last day of the preceding year, was 5.4% and 5.3% for the years ended December 31, 2001 and 2000.

           (The remainder of this page was intentionally left blank.)


ITEM 6.    SELECTED FINANCIAL DATA

                                         BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                       At or for the year ended December 31,
                                                        -------------------------------------------------------------------

                                                             2001          2000          1999          1998          1997
                                                         -----------   -----------   -----------   -----------   -----------

                                                                 (dollars in thousands, except per share data)

          Operating results
              Total interest income                      $  329,078    $  314,171    $  263,967    $  245,525    $  226,550
              Net interest income                           171,666       150,989       139,053       124,101       116,581
              Net interest income (1)                       179,806       159,051       146,370       131,678       124,169
              Provision for credit losses                    12,054         8,338         8,321         5,570         4,746
              Noninterest income                             67,738        54,217        52,465        51,270        38,681
              Noninterest expense                           148,673       126,630       121,944       107,013        98,255
              Net income                                     51,626        45,781        40,111        41,511        35,060
              Dividends                                      19,200        16,680        15,840        15,840        14,400

          Average balances
              Total assets                               $4,656,013    $4,010,098    $3,584,460    $3,248,180    $2,986,600
              Securities (2)                              1,104,541     1,001,031     1,043,771       954,994       963,806
              Loans and leases (3)                        3,210,537     2,749,662     2,315,105     2,084,462     1,838,218
              Total deposits                              3,461,900     2,982,220     2,679,237     2,456,807     2,300,311
              Short-term borrowings                         450,407       423,258       391,396       367,601       304,384
              Long-term debt                                252,929       215,009       156,708        73,047        53,486
              Mandatorily redeemable preferred securities    53,164             -             -             -             -
              Redeemable class A common stock                29,758        26,677        24,650        23,205        21,322
              Shareholders' equity                          342,216       306,781       283,467       266,862       245,206

          Period-end balances
              Total assets                               $5,094,064    $4,192,596    $3,851,485    $3,398,079    $3,173,701
              Securities (2)                              1,201,645       951,627     1,038,372       996,673       992,249
              Loans and leases (3)                        3,498,839     2,915,601     2,542,897     2,172,631     1,964,127
              Total deposits                              3,806,018     3,106,082     2,849,946     2,569,904     2,442,498
              Short-term borrowings                         448,912       441,746       427,431       353,959       365,264
              Long-term debt                                315,923       232,660       215,832       116,286        30,238
              Mandatorily redeemable preferred securities    76,500             -             -             -             -
              Redeemable class A common stock                31,193        28,324        25,029        24,270        22,308
              Shareholders' equity                          358,719       325,715       287,847       279,108       256,541

          Financial ratios
              Return on average assets (4)                     1.11 %        1.14 %        1.12 %        1.30 %        1.22 %
              Return on average realized equity (5)(6)        14.00         13.54         12.88         14.55         13.32
              Average realized equity to average assets (5)(6) 7.92          8.43          8.69          8.79          8.81
              Tangible realized equity to assets (5)(6)        5.56          7.33          7.37          8.38          8.50
              Dividend payout                                 37.19         36.43         39.49         38.16         41.07
              Net interest margin (1)                          4.15          4.22          4.34          4.31          4.43
              Operating efficiency ratio (1)(7)               57.63         57.56         60.51         59.05         58.43
              Reserve to total loans and leases                1.54          1.57          1.65          1.70          1.74
              Net charge-offs to average loans and leases      0.26          0.17          0.24          0.13          0.09

          Per share of common stock (5)
              Net income-basic and diluted                   $ 4.30        $ 3.82        $ 3.34        $ 3.46        $ 2.92
              Dividends paid per share                         1.60          1.39          1.32          1.32          1.20
              Book value                                      32.49         29.50         26.07         25.28         23.24
              Realized book value (6)                         32.08         29.37         26.95         24.93         22.79


          ----------

          (1) Tax-equivalent basis (TEB).
          (2) Includes securities held-to-maturity and securities available-for-sale.
          (3) Net of unearned discount and includes nonaccrual loans and leases.
          (4) Calculation is based on income before minority interests.
          (5) Calculation includes shareholders' equity and redeemable class A common stock
          (6) Excluding net unrealized gain (loss) on securities available-for-sale.
          (7) Calculation excludes minority interest, nonrecurring gains and losses, other nonrecurring noninterest income and amortization of intangibles.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

In preparing the financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward. There are, however, a few policies that are critical because they are important in determining the financial condition and results of operations and they can be difficult to apply. We believe that the most critical accounting policies applied in the preparation of our financial statements relate to:

>>       accounting for the reserve for credit losses; and
>>       accounting for investments.

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated. We base our assumptions, estimates and judgments on a combination of historical experiences and other reasonable factors.

Reserves for credit losses include charges to reduce the recorded balances of loans receivable and real estate to their estimated net realizable value or fair value, as applicable. The policy for accounting for the reserves for credit losses is described in the later section titled "Financial Condition - Reserve for Credit Losses" and further addressed at Note A to the consolidated financial statements.

Investments in marketable equity and debt securities are classified into three categories - held to maturity, available for sale, or trading - pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 2001, no investments were classified as trading securities. Held-to-maturity securities represent investments for which we have the ability and intent to hold to maturity and may be sold only under very limited circumstances. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities.

Overview

Earnings. We reported net income of $51.6 million or $4.30 basic and diluted earnings per share for the year ended December 31, 2001. This compares to net income of $45.8 million or $3.82 basic and diluted earnings per share in 2000 and $40.1 million or $3.34 basic and diluted earnings per share in 1999. Return on average realized equity was 14.00% in 2001, as compared to 13.54% in 2000 and 12.88% in 1999. Realized equity excludes the impact on equity of unrealized gains and losses associated with available-for-sale securities. Return on average assets was 1.11% in 2001, versus 1.14% in 2000 and 1.12% in 1999.

Assets. Total assets at December 31, 2001 increased $901.5 million, or 21.5%, to $5.1 billion from $4.2 billion at December 31, 2000. During 2000, assets increased $341.1 million, or 8.9%, from $3.9 billion at December 31, 1999. Loans and leases net of unearned discount as a percentage of total assets were 68.7% at December 31, 2001, compared to 69.5% at December 31, 2000, and 66.0% at December 31, 1999.

Acquisitions. Three acquisitions impacted our operating results during the three year period ended December 31, 2001. In July 1999, we acquired, for cash in a purchase transaction, the stock of Dean Financial Services, Inc. Dean was a privately-held bank holding company with approximately $296.9 million in assets and $260.6 million in deposits with four charter banks serving 11 locations in Minnesota. During the latter half of 1999, we merged Dean into Bremer and Dean's four separate charter banks into our previously existing charter banks.

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

In May 2001, we completed the Branch Acquisition. This added approximately $715 million in deposits and $320 million in loans to our subsidiary bank operating in Minneapolis/St. Paul. Of the $320 million of loans acquired, approximately $150 million were loans originated in the branch locations, primarily home equity and other consumer credit. The remaining loans were primarily middle-market commercial loans originated in the commercial banking group.

The following pro forma financial information was prepared assuming the Branch Acquisition had been completed at January 1, 2001 and January 1, 2000:

                                              Years Ended December 31,
                                              ------------------------
                                              2001                2000
                                              ----                ----
                                        (in thousands, except per share data)


 Net Interest Income                        $ 177,191          $ 166,501
 Net Income                                    51,917             45,698
 Net Income Per Share                          $ 4.33             $ 3.81


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

           (The remainder of this page was intentionally left blank.)

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities. In addition, the table shows resultant yields or costs, net interest income, net interest spread and net interest margin:

                                                                         Years ended December 31,
                                                                         ------------------------
                                                       2001                           2000                          1999
                                                       ----                           ----                          ----
                                                             Average                        Average                       Average
                                        Average               Rate/    Average               Rate/   Average               Rate/
                                        Balance   Interest(1) Yield    Balance   Interest(1) Yield   Balance   Interest(1) Yield
                                        -------   ----------- -----    -------   ----------- -----   -------   ----------- -----
                                                                          (dollars in thousands)
Assets
Loans and leases (2)
  Commercial and other                 $  804,688   $ 64,462  8.01%   $  663,494   $ 62,507   9.42%   $  534,954   $ 47,208    8.82%
  Commercial real estate                  923,695     77,063  8.34       753,402     67,881   9.01       609,345     52,648    8.64
  Agricultural                            409,463     34,535  8.43       421,539     39,384   9.34       447,715     39,295    8.78
  Residential real estate                 668,943     55,625  8.32       548,876     48,545   8.84       414,510     35,737    8.62
  Consumer                                318,502     28,885  9.07       289,779     26,351   9.09       251,499     22,584    8.98
  Tax-exempt                               85,246      7,880  9.24        72,572      6,855   9.45        57,082      5,394    9.45
                                           ------      -----              ------      -----               ------      -----
    Total Loans and Leases              3,210,537    268,450  8.36     2,749,662    251,523   9.15     2,315,105    202,866    8.76
  Reserve for credit losses               (49,964)                       (44,647)                        (39,471)
                                          -------                        -------                         -------
    Net Loans and Leases                3,160,573                      2,705,015                       2,275,634
Securities
  Mortgage-backed                         720,043     43,885  6.09       639,065     42,510   6.65       742,299     45,618    6.15
  Other taxable                           176,825      8,175  4.62       151,890     10,530   6.93       100,633      6,043    6.00
  Tax-exempt                              207,673     15,961  7.69       210,076     16,799   8.00       200,839     16,050    7.99
                                          -------     ------             -------     ------              -------     ------
    Total Securities                    1,104,541     68,021  6.16     1,001,031     69,839   6.98     1,043,771     67,711    6.49
Federal funds sold                         15,313        569  3.72         9,466        612   6.47        11,853        575    4.85
Other earning assets                        4,624        178  3.85         5,763        259   4.49         2,712        132    4.87
                                            -----        ---               -----        ---                -----        ---
    Total Earning Assets (3)           $4,335,015   $337,218  7.78%   $3,765,922   $322,233   8.56%   $3,373,441   $271,284    8.04%
Cash and due from banks                   142,388                        122,611                         119,695
Other noninterest earning assets          228,574                        166,212                         130,795
                                          -------                        -------                         -------
    Total Assets                       $4,656,013                     $4,010,098                      $3,584,460
                                       ==========                     ==========                      ==========

Liabilities and Shareholders' Equity
Noninterest bearing deposits           $  480,949                     $  386,511                      $  347,900
Interest bearing deposits
  Savings and NOW accounts                344,738   $  3,178  0.92%      312,038   $  3,965   1.27%      304,182   $  3,640    1.20%
  Money market checking                   195,261      1,123  0.58       164,080      1,557   0.95       163,636      1,493    0.91
  Money market savings                    892,428     26,999  3.03       596,794     29,469   4.94       483,084     18,338    3.80
  Savings certificates                  1,264,654     70,683  5.59     1,155,466     66,076   5.72     1,097,425     57,532    5.24
  Certificates over $100,000              283,870     16,270  5.73       367,331     22,678   6.17       283,011     15,374    5.43
                    --------              -------     ------             -------     ------              -------     ------
    Total Interest Bearing Deposits     2,980,951    118,253  3.97     2,595,709    123,745   4.77     2,331,338     96,377    4.13
                                        ---------    -------           ---------    -------            ---------     ------
    Total Deposits                      3,461,900                      2,982,220                       2,679,238
Short-term borrowings                     450,407     17,959  3.99       423,258     25,329   5.98       391,396     19,472    4.98
Long-term debt                            252,929     16,215  6.41       215,009     14,108   6.56       156,708      9,065    5.78
Company obligated mandatorily redeemable
 preferred securities                      53,164      4,985  9.38             -          -     NM             -          -     NM
                                           ------      -----
    Total Interest Bearing Liabilities $3,737,451   $157,412  4.21%   $3,233,976   $163,182   5.05%   $2,879,442   $124,914    4.34%
Noninterest bearing liabilities            65,489                         56,003                          46,321
                                           ------                         ------                          ------
    Total Liabilities                   4,283,889                      3,676,490                       3,273,663
Minority interest                             150                            150                             909
Redeemable preferred stock                     --                              0                           1,771
Redeemable class A common stock            29,758                         26,677                          24,650
Shareholders' equity                      342,216                        306,781                         283,467
                                          -------                        -------                         -------
    Total Liabilities and Equity       $4,656,013                     $4,010,098                      $3,584,460
                                       ==========                     ==========                      ==========
Net interest income                                 $179,806                       $159,051                        $146,370
                                                    ========                       ========                        ========
Net interest spread                                           3.57%                           3.51%                            3.70%
Net Interest margin                                           4.15%                           4.22%                            4.34%
----------

(1) Interest income includes $8,140, $8,062 and $7,317, in 2001, 2000, and 1999 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2) Net of unearned discount and includes nonaccrual loans and leases.
(3) Before deducting the reserve for credit losses.


The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                2001 vs. 2000                         2000 vs. 1999
                                                                -------------                         -------------
                                                      Increase (Decrease)                    Increase (Decrease)
                                                       Due to Change in                       Due to Change in
                                                       Volume       Rate         Total       Volume        Rate        Total
                                                         (in thousands)

Interest earning assets:
    Loans and leases (1)                             $ 42,159     $(25,231)    $ 16,928     $ 38,078      $10,579    $ 48,657
    Taxable securities                                  7,102       (8,082)        (980)      (3,186)       4,565       1,379
    Tax-exempt securities (1)                            (192)        (646)        (838)         738           11         749
    Federal funds sold                                    378         (421)         (43)        (116)         153          37
    Other interest earning assets                         (51)         (31)         (82)         149          (22)        127
                                                          ---          ---          ---          ---          ---         ---
       Total interest earning assets                 $ 49,396     $(34,411)    $ 14,985     $ 35,663      $15,286    $ 50,949
                                                     ========     ========     ========     ========      =======    ========

Interest bearing liabilities:
    Savings and NOW accounts                          $ 1,329     $ (2,116)      $ (787)       $ 467       $ (142)      $ 325
    Money market accounts                              10,396      (13,300)      (2,904)       2,545        8,650      11,195
    Savings certificates                                1,499       (3,300)      (1,801)       7,518        8,330      15,848
    Short-term borrowings                               1,625       (8,995)      (7,370)       1,585        4,272       5,857
    Long-term debt                                      2,488         (381)       2,107        3,373        1,670       5,043
    Mandatorily redeemable preferred securities         4,985            -        4,985           -            -           -
                                                        -----                     -----
       Total interest bearing liabilities              22,322      (28,092)      (5,770)      15,488       22,780      38,268
                                                       ------      -------       ------       ------       ------      ------
Change in net interest income                        $ 27,074     $ (6,319)    $ 20,755     $ 20,175      $(7,494)   $ 12,681
                                                     ========     ========     ========     ========      =======    ========
----------

(1)    Interest income includes $8,140, $8,062 and $7,317, in 2001, 2000 and 1999 to adjust to a fully taxable basis using the federal statutory rate of 35%.



Tax-equivalent net interest income for 2001 was $179.8 million, an increase of 13.0% from the 2000 total of $159.1 million. Tax-equivalent net interest income in 2000 increased 8.7% from $146.4 million in 1999. The increase in net interest income resulted primarily from our average earning assets, which increased by $569.1 million or 15.1% in 2001 from 2000 and by $392.5 million or 11.6% in 2000 from 1999. Most of the increase in average earning assets was due to growth in loans. Average loans and leases increased by $460.9 million, or 16.8%, in 2001 from 2000 and by $434.6 million, or 18.8%, in 2000 from 1999. The Branch Acquisition in 2001, and the acquisitions of Northwest in 2000 and Dean in 1999 contributed significantly to the growth in loans.

The positive impact on net interest income due to growth in average loans and leases in 2001 was partially offset by a decline in the net interest margin to 4.15% in 2001 from 4.22% in 2000 and 4.34% in 1999. Reductions in the general level of interest rates and some pricing adjustments on our interest bearing deposits reduced our overall cost of average interest bearing liabilities. The ratio of interest expense to average earning assets declined by 70 basis points to 3.63% in 2001 from 4.33% in 2000. These pricing adjustments were possible partially as a result of the Branch Acquisition, which added approximately $715 million of deposits to our balance sheet, and reduced the need for us to compete as aggressively for deposits. Offsetting this positive impact to the net interest margin was a 78 basis point decline in the average yield of average earning assets between the same two periods. In addition, the cost of funding the non-earning asset created by the premium associated with the Branch Acquisition reduced the 2001 net interest margin by approximately eight basis points compared to 2000. The decline in net interest margin in 2000 from 1999 was caused primarily by a 71 basis point increase in the cost of interest bearing liabilities. This increased cost was only partially offset by a 52 basis point increase in the average yield on earning assets between 1999 and 2000. In 2000, in response to strong competitive pressure in attracting deposits, we emphasized our money market savings product and structured that product to be competitive with other short-term investment alternatives available to customers. Average money market savings grew by 23.5% in 2000 from 1999 and as a result, the increased cost of a more competitively positioned product contributed to the decline in net interest margin.

Provision for Credit Losses. We establish the provision for credit losses based on a quarterly assessment of the adequacy of the reserve for credit losses. The provision for credit losses was $12.1 million in 2001 and $8.3 million in both 2000 and 1999. Net charge-offs were $8.2 million in 2001, $4.6 million in 2000, and in $5.6 million in 1999. For further information regarding the provision for credit losses, see the section entitled "Financial Condition - Reserve for Credit Losses."

Noninterest Income. Noninterest income was $67.7 million in 2001 compared to $54.2 million in 2000 and $52.5 million in 1999. Recurring noninterest income, which excludes gains from other asset and securities sales, was $65.2 million in 2001 compared to $53.8 million in 2000 and $49.5 million in 1999. Recurring noninterest income increased by 21.3% in 2001 and 8.7% in 2000. The following table summarizes the components of noninterest income:

                                                  Years Ended December 31,
                                                  ------------------------
                                              2001          2000          1999
                                              ----          ----          ----
                                                        (in thousands)


Service charges                            $ 26,833      $ 22,284      $ 19,434
Insurance                                    10,282        10,045         9,703
Trust                                         9,443         9,139         7,984
Brokerage                                     4,550         5,481         4,533
Gain on sale of loans                         9,375         2,758         3,380
Other recurring noninterest income            4,751         4,063         4,436
                                              -----         -----         -----
     Recurring noninterest income            65,234        53,770        49,470
Gain on sale of other assets                    376           177         1,142
Gain on sale of securities                    2,128           270         1,853
                                              -----           ---         -----

     Total noninterest income              $ 67,738      $ 54,217      $ 52,465
                                           ========      ========      ========


Service charge income increased by 20.4% in 2001 from 2000 and 14.7% in 2000 from 1999. The Branch Acquisition in 2001 and the acquisition of Northwest in 2000 contributed significantly to the growth in service charge income. Brokerage revenue decreased by 17.0% in 2001 after an increase of 20.9% in 2000. Trust revenue increased by 3.3% in 2001 and 14.5% in 2000 while insurance revenue increased by 2.4% in 2001 and 3.5% in 2000. Both brokerage and trust revenue have been negatively impacted by the weak performance of the domestic equity markets over the last couple years. Gains on sales of loans result primarily from the sale of fixed rate residential real estate first mortgages into the secondary market. Volume of loan sales and the resulting income is heavily influenced by the general level of market interest rates and the specific level of customer refinancing activity. Income from loan sales increased by 239.9% in 2001 after a decrease of 18.4% in 2000. During 2001 the level of loan refinancing activity was higher than in 2000 due to the decline in mortgage interest rates.
           (The remainder of this page was intentionally left blank.)

Noninterest Expense. Noninterest expense increased $22.0 million, or 17.4% in 2001 and $4.7 million, or 3.8%, in 2000. The following table summarizes the components of noninterest expense:
                                                  Years ended December 31,
                                                  ------------------------
                                               2001          2000         1999
                                               ----          ----         ----
                                                       (in thousands)
Salaries and wages                          $ 65,703      $ 58,331    $ 54,164
Employee benefits                             15,992        14,018      14,901
Occupancy                                      9,662         7,651       6,921
Furniture and equipment                       10,075         9,432       9,170
Printing, postage and telephone                6,581         5,850       5,916
Marketing                                      6,951         4,862       4,760
Data processing fees                           8,421         7,244       7,465
Professional fees                              3,939         2,878       3,031
Other real estate owned                          101           106         104
FDIC premiums and examination fees             1,616         1,652       1,297
Amortization of goodwill and other intangibles 6,653         3,713       2,831
Other noninterest expense                     12,979        10,893      11,384
                                              ------        ------      ------
   Total noninterest expense               $ 148,673     $ 126,630   $ 121,944
                                           =========     =========   =========

Personnel costs, which include salaries, wages and employee benefits, accounted for 54.9% of noninterest expense in 2001, and increased by $9.4 million, or 12.9%, from 2000 and $3.3 million, or 4.8%, from 1999 to 2000. The Branch Acquisition in 2001 and the acquisition of Northwest in 2000 contributed significantly to the growth in personnel costs. Approximately $4.0 million of personnel costs in 2001, or 43.0% of the increase, were related to the Firstar acquisition.

Excluding personnel costs, noninterest expense increased $12.7 million, or 23.4%, in 2001. Contributing to the increase in noninterest expense in 2001 were a $2.0 million increase in occupancy expense, a $2.1 million increase in marketing expenses, a $1.2 million increase in data processing fees, and a $2.9 million increase in amortization of goodwill and other intangible, all largely due to the Branch Acquisition.

Excluding personnel costs, noninterest expense increased $1.4 million, or 2.7% in 2000. Contributing to the increase in noninterest expense in 2000 was a $1.0 million increase in occupancy and furniture and fixture expense, due in part to the Northwest and Dean acquisitions. The expense associated with goodwill and other intangibles also increased by $882 thousand, or 31.2% as a result of those two acquisitions.

A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. Our operating efficiency ratio was 57.6% in 2001 and 2000, and 60.5% in 1999. Our strategic goal is to move the operating efficiency ratio to 55.0% or below.

Income Taxes. Income tax expense, which consists of provisions for federal and state income taxes, was $27.1 million for 2001 compared to $24.5 million in 2000 and $21.1 million in 1999. Our effective tax rate was 34.4% in 2001, a slight decrease from the effective rates of 34.8% in 2000 and 34.5% in 1999.

           (The remainder of this page was intentionally left blank.)

Financial Condition

Loan and Lease Portfolio. We maintain a diversified loan and lease portfolio consisting of commercial, commercial real estate, agricultural, residential real estate, consumer, and tax-exempt loans and leases. The following table summarizes the components of our gross loan and lease portfolio:

                                                              At December 31,
                                                              ---------------
                                 2001                   2000                  1999                  1998                  1997
                                 ----                   ----                  ----                  ----                  ----
                            Amount       %        Amount       %        Amount       %        Amount       %        Amount       %
                            ------       -        ------       -        ------       -        ------       -        ------       -
                                                                     (dollars in thousands)

Commercial and other     $  883,099    25.2%   $  717,936    24.6%   $  596,680    23.4%   $  475,556    21.8%   $  387,048    19.7%
Commercial real estate      957,318    27.3       733,746    25.1       648,029    25.4       501,205    23.0       419,063    21.3
 Construction                83,388     2.4        68,296     2.3        70,869     2.8        59,913     2.8        36,518     1.8
Agricultural                417,069    11.9       416,660    14.3       433,357    17.0       444,784    20.4       409,875    20.8
Residential real estate     708,334    20.2       578,876    19.8       450,812    17.7       376,652    17.3       387,549    19.7
 Construction                19,300     0.6        18,051     0.6        15,274     0.6        13,397     0.6        12,609     0.6
Consumer                    334,472     9.6       302,824    10.4       275,320    10.8       250,803    11.5       263,469    13.4
Tax-exempt                   97,308     2.8        83,082     2.9        59,815     2.3        55,477     2.6        52,954     2.7
                             ------     ---        ------     ---        ------     ---        ------     ---        ------     ---
  Total loans and leases $3,500,288   100.0%   $2,919,471   100.0%   $2,550,156   100.0%   $2,177,787   100.0%   $1,969,085   100.0%
                         ==========   =====    ==========   =====    ==========   =====     =========   =====    ==========   =====

At December 31, 2001, our loan and lease portfolio of $3.5 billion was comprised of 57.7% commercial credit, 30.4% consumer credit and 11.9% agricultural credit. The loan and lease portfolio increased $580.8 million, or 19.9%, in 2001 and $369.3 million, or 14.5%, in 2000. Approximately 53% of the loan growth during 2001 was related to the Branch Acquisition.

Our commercial portfolio is primarily secured with collateral consisting of inventory, receivables and equipment. We utilize standard advance rates in determining amounts that can be advanced for each collateral type. Advances secured by inventory and receivables are normally short-term floating rate advances. Equipment loans typically amortize over five years. The commercial portfolio grew by $165.2 million, or 23.0%, to $883.1 million as of December 31, 2001 and has grown in excess of 20.0% for each of the last three years.

Our commercial real estate portfolio, which includes interim commercial real estate construction loans, consists primarily of loans and leases to business customers who occupy the property or use the property for income production. Commercial real estate loans are generally made for up to 80.0% of appraised value or cost and typically have a term of five years with 15 to 20 year amortization. The commercial real estate portfolio increased $238.7 million, or 29.8%, in 2001 and $83.1 million, or 11.6%, in 2000. The Branch Acquisition was a significant contributor to the growth of the commercial real estate portfolio in 2001.

Our agricultural loans include term loans secured by farmland or equipment, and operating loans used for commodity production. Our agricultural customers and agricultural-based communities are diversified across the three states we serve and we extend credit to 12 different types of commodity producers. Agricultural loans increased slightly to $417.1 million, an increase of $409 thousand, or 0.1%, in 2001 compared to a decrease of $16.7 million, or 3.9%, in 2000. For our agricultural customers, 2001 was a fairly average year with respect to crop conditions and prices. Government support programs continue to play an important role in the overall economics of farm production. At December 31, 2001, agricultural loans represented 11.9% of our total loans and leases, down from 14.3% in 2000 and 17.0% in 1999. This decrease reflects our continuing strategy of placing a reduced emphasis on agricultural lending relative to the portfolio as a whole.

Residential real estate loans increased $130.7 million, or 21.9%, in 2001 and $130.8 million, or 28.1%, in 2000. The residential real estate portfolio includes home equity loans, first mortgage residential real estate loans, and some construction loans. The construction loans are typically made to builders on homes under construction that have been pre-sold. Home equity loans comprise approximately 68% of our $727.6 million in residential real estate loans as of December 31, 2001. Combined loan to value ratios for home equity loans typically range from 80.0% to 100.0%. Most of the increase in residential real estate loans in 2001 and 2000 was in home equity loans, which increased $183.5 million, or 59.0%, in 2001 and $82.3 million, or 36.0%, in 2000. A substantial portion of the home equity loan increase in 2001 was due to the Branch Acquisition. First mortgage residential real estate lending is generally conducted in compliance with secondary market underwriting guidelines, and most newly originated fixed rate first mortgage loans are sold into the secondary market.

Our consumer loan portfolio increased by $31.6 million, or 10.5%, in 2001 and $27.5 million, or 10.0%, in 2000. As of December 31, 2001, approximately $133.4 million, or 39.9%, of the consumer portfolio consisted of indirect auto loans, generally to borrowers within our market area. The remainder of the portfolio consisted of direct consumer loans, with credit card loans making up only about 1.8% of the total consumer portfolio.

Tax-exempt loans and leases, which are made to municipalities and qualifying non-profit organizations, increased by $14.2 million, or 17.1%, in 2000 and $23.3 million, or 38.9%, in 2000.

The following table summarizes the amount and maturity of the loan and lease portfolio as of December 31, 2001:

                                                               At December 31, 2001, Maturing in
                                                               ---------------------------------
                                                    One Year        One to          Over
                                                    or Less       Five Years     Five Years       Total
                                                    -------       ----------     ----------       -----
                                                                       (in thousands)
Commercial and other                               $  446,783     $  383,058      $ 53,258     $  883,099
Commercial real estate                                176,613        572,071       208,634        957,318
     Construction                                      22,967         35,967        24,454         83,388
Agricultural                                          184,517        176,765        55,787        417,069
Residential real estate                                85,744        360,696       261,894        708,334
     Construction                                      18,462            361           477         19,300
Consumer                                              119,948        205,776         8,748        334,472
Tax-exempt                                             19,334         24,205        53,769         97,308
                                                       ------         ------        ------         ------
     Total loans and leases                        $1,074,368     $1,758,899      $667,021     $3,500,288
                                                   ==========     ==========      ========     ==========

Loans and leases maturing after one year
     Fixed interest rate                                          $1,172,867      $357,681     $1,530,548
     Variable interest rate                                          586,032       309,340        895,372
                                                                     -------       -------        -------
     Total                                                        $1,758,899      $667,021     $2,425,920
                                                                  ==========      ========     ==========

           (The remainder of this page was intentionally left blank.)

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

                                                                                 At December 31,
                                                                                 ---------------
                                                           2001           2000          1999           1998          1997
                                                           ----           ----          ----           ----          ----
                                                                             (dollars in thousands)
Nonaccrual loans and leases                             $ 20,307       $ 13,941      $ 16,608       $ 13,077      $  8,958
Restructured loans and leases                                499             50            48            178           910
                                                             ---             --            --            ---           ---
    Total nonperforming loans and leases                  20,806         13,991        16,656         13,255         9,868
Other real estate owned (OREO)                             1,616          3,658           527            620           691
                                                           -----          -----           ---            ---           ---
    Total nonperforming assets                          $ 22,422       $ 17,649      $ 17,183       $ 13,875      $ 10,559
                                                        ========       ========      ========       ========      ========

Accruing loans and leases 90 days or more past due      $  2,995       $  3,590      $  4,753       $  1,142      $  3,573
                          ==                            ========       ========      ========       ========      ========

Nonperforming loans and leases to total loans and leases    0.60 %         0.48 %        0.65 %         0.61 %        0.50 %
Nonperforming assets to total loans, leases and OREO        0.64           0.61          0.68           0.64          0.54
Nonperforming assets and accruing loans and leases 90 days
    or more past due to total loans, leases and OREO        0.73           0.73          0.86           0.69          0.72



Nonperforming assets were $22.4 million at December 31, 2001, compared to $17.6 million at the end of 2000 and $17.2 million at the end of 1999. Correspondingly, nonperforming assets as a percentage of total loans, leases, and other real estate owned increased to 0.64% at December 31, 2001, compared to 0.61% in 2000, but decreased from 0.68% reported in 1999. Nonperforming loans and leases, including nonaccrual and restructured loans and leases, totaled $20.8 million, or 0.60% of total loans and leases, at December 31, 2001, versus $14.0 million, or 0.48% of total loans and leases at December 31, 2000, and $16.7 million, or 0.65% of total loans and leases at December 31, 1999. The $6.8 million increase in nonperforming loans and leases between December 31, 2000 and December 31, 2001 includes a $3.1 million increase in commercial loans, a $2.2 million increase in residential real estate loans, and a $2.1 million increase in commercial real estate loans. These increases are largely the result of a weaker economic environment. Nonperforming assets have increased by an additional $6.4 million during the first quarter of 2002, primarily as a result of a single commercial credit. The $2.7 million decline in nonperforming loans and leases in 2000 from 1999 was primarily due to improvement in the agricultural loan portfolio.

Other real estate owned ("OREO") decreased to $1.6 million at December 31, 2001, compared to $3.7 million at December 31, 2000 and $527 thousand at December 31, 1999. The increase in OREO in 2000 was primarily due to a single hotel property with a carrying value of $3.1 million that was acquired through foreclosure in the fourth quarter of 2000 and sold in May 2001.

Reserve for Credit Losses. We maintain a reserve for credit losses to absorb losses inherent in the loan and lease portfolio. The reserve is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio and, to a lesser extent, on unused commitments to provide financing. The reserve is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. Our methodology for assessing the appropriateness of the reserve consists of several key elements, which include the formula reserve, specific reserves, and the unallocated reserve.

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

The reserve also incorporates the results of measuring impaired loans and leases as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition, and disclosures related to impaired loans and leases. A loan is considered impaired when management determines that it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan or lease agreement. Impairment is measured by the difference between the recorded investment in the loan or lease (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Impairment is recognized by adjusting the reserve for credit losses.

           (The remainder of this page was intentionally left blank.)

The reserve for credit losses was $53.7 million, or 1.54% of total loans and leases, at December 31, 2001, compared to $45.9 million, or 1.57% of loans and leases, at December 31, 2000, and $41.9 million, or 1.65% of loans and leases, at December 31, 1999. Activity in the reserve for credit losses for the past five years is shown in the following table:

                                                                     For the Years Ended December 31,
                                                                     --------------------------------

                                                    2001            2000          1999            1998           1997
                                                    ----            ----          ----            ----           ----
                                                                        (dollars in thousands)
Beginning of year                               $   45,895      $   41,895    $   37,019      $   34,253     $   30,482
Charge-offs:
    Commercial and other                             6,316           3,273         1,270             820            604
    Commercial real estate                             174             287         1,445             152            427
      Construction                                       -              24             -              25              2
    Agricultural                                       377             518         2,138             835            288
    Residential real estate                            422             320           351             328            100
    Consumer                                         2,563           1,481         1,860           1,808          1,338
                                                     -----           -----         -----           -----          -----
      Total charge-offs                              9,852           5,903         7,064           3,968          2,759
                                                     -----           -----         -----           -----          -----
Recoveries:
    Commercial and other                               555             320           351             218            379
    Commercial real estate                             100             226           152             322            173
      Construction                                       -               5             -               -             10
    Agricultural                                       384             165           355             102             65
    Residential real estate                             35              64            36              30            104
    Consumer                                           545             491           545             492            295
                                                       ---             ---           ---             ---            ---
      Total recoveries                               1,619           1,271         1,439           1,164          1,026
                                                     -----           -----         -----           -----          -----
Net charge-offs                                      8,233           4,632         5,625           2,804          1,733
Provision for credit losses                         12,054           8,338         8,321           5,570          4,746
Reserve related to acquired assets                   4,000             294         2,180               -            758
                                                     -----             ---         -----                            ---
End of year                                     $   53,716      $   45,895    $   41,895      $   37,019     $   34,253
                                                  ========        ========      ========        ========       ========
Average loans and leases                        $3,210,537      $2,749,662    $2,315,105      $2,084,462     $1,838,218
Annualized net charge-offs to average
 loans and leases                                     0.26 %          0.17 %        0.24 %          0.13 %         0.09 %


----------
Reserve as a percentage of:
    Period-end loans and leases                       1.54 %          1.57 %        1.65 %          1.70 %         1.74 %
    Nonperforming loans and leases                  258.17          328.03        251.53          279.28         347.11
    Nonperforming assets                            239.57          260.04        243.82          266.80         324.40


Net charge-offs were $8.2 million in 2001, $4.6 million in 2000, and $5.6 million in 1999. Expressed as a percentage of average loans and leases, net charge-offs increased to 0.26% in 2001 from 0.17% in 2000. Charge-offs of commercial loans increased to $6.3 million in 2001 from $3.3 million in 2000. A single commercial loan in the amount of $2.0 million which was fully charged-off in the first quarter of 2001 accounted for a significant portion of this increase. Charge-offs of consumer loans increased to $2.6 million in 2001 from $1.5 million in 2000. Charge-offs in the agricultural loan portfolio declined to $377 thousand in 2001 from $518 thousand in 2000. The provision for credit losses was $12.1 million in 2001 and $8.3 million in both 2000 and 1999.

The reserve to nonperforming loans decreased to 258.17% at December 31, 2001, from 328.03% at December 31, 2000 and 251.53% at December 31, 1999. The ratio of classified loans, which include those loans with an internal loan review rating of substandard, doubtful or loss, to total loans was 3.7% at December 31, 2001 compared to 3.1% at December 31, 2000 and 4.5% at December 31, 1999.

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

                                                        At December 31,
                                                        ---------------
                               2001                  2000                 1999                   1998                  1997
                                 Percent of            Percent of            Percent of             Percent of           Percent of
                                 Loans and             Loans and             Loans and              Loans and            Loans and
                                 Leases to             Leases to             Leases to              Leases to            Leases to
                                Total Loans           Total Loans           Total Loans            Total Loans          Total Loans
                          Amount and Leases    Amount  and Leases    Amount  and Leases    Amount   and Leases   Amount  and Leases
                                                                  (dollars in thousands)

Commercial and other     $18,800     25.2 %    $12,800     24.6 %    $10,200     23.4 %    $ 8,300     21.8 %    $ 7,700     19.7 %
Commercial real estate    13,900     29.7        9,900     27.4        9,200     28.2       10,100     25.8        9,300     23.1
Agricultural               8,700     11.9        9,300     14.3       11,900     17.0        8,200     20.4        7,000     20.8
Residential real estate    3,600     20.8        1,900     20.4        1,900     18.3        2,700     17.9        2,400     20.3
Consumer                   2,800      9.6        2,500     10.4        2,300     10.8        1,500     11.5        1,700     13.4
Tax-exempt                   100      2.8          100      2.9          600      2.3          300      2.6          300      2.7
Unallocated                5,816        -        9,395        -        5,795        -        5,919        -        5,853       -
                           -----    -----        -----    -----        -----    -----        -----    -----        -----    -----

    Total reserve        $53,716    100.0 %    $45,895    100.0 %    $41,895    100.0 %    $37,019    100.0 %    $34,253    100.0 %
                         =======    =====      =======    =====      =======    =====      =======    =====      =======    =====


Approximately $5.8 million, or 10.8%, of the reserve for loan and lease losses is not allocated to specific credits at December 31, 2001, compared to $9.4 million, or 20.5%, at December 31, 2000 and $5.8 million, or 13.8%, at December 31, 1999.


Securities. Our investment portfolio consists of investments and mortgage backed securities that we intend to hold to maturity which are valued at amortized cost. Our portfolio also includes debt and equity securities that are available-for-sale which are valued at current market value. The investment portfolio is maintained primarily for liquidity and collateral purposes and to generate interest income. Our investment portfolio consists primarily of low risk government and government agency backed securities and high grade municipal bonds.

The securities portfolio increased by $250.0 million, or 26.3%, to $1.2 billion at December 31, 2001 from $951.6 million at December 31, 2000 and $1.0 billion at December 31, 1999. The increase in the portfolio during 2001 was primarily due to the investment of cash received as a result of the Branch Acquisition.


           (The remainder of this page was intentionally left blank.)

The following table presents the amortized cost and fair value of securities held on December 31, 2001:

                                                         At December 31, 2001
                                                         --------------------

                                                           Gross       Gross
                                            Amortized    Unrealized  Unrealized       Fair
                                              Cost          Gain        Loss         Value
                                              ----          ----        ----         -----
                                                             (in thousands)
Securities available-for-sale:
     U. S. Treasury securities               $    1,318     $   68    $     -      $    1,386
     U. S. government agency obligations        123,808      1,142         97         124,853
     Obligations of state and political
      subdivisions                               33,787        797          1          34,583
     Mortgage-backed securities                 774,274      7,111        847         780,538
     Equity securities                           43,201        103          8          43,296
     Other                                       35,842         76          -          35,918
                                                 ------         --         --          ------
        Total securities available-for-sale  $1,012,230     $9,297    $   953      $1,020,574
                                             ==========     ======    =======      ==========

Securities held-to-maturity:
     U. S. government agency obligations     $    5,064     $   56       $ -       $    5,120
     Obligations of state and political
      subdivisions                              176,007      3,199        756         178,450
                                                -------      -----        ---         -------
        Total securities held-to-maturity    $  181,071     $3,255    $75,655      $  183,570
                                             ==========     ======    =======      ==========


The following table presents the maturity of securities held at December 31, 2001 and the weighted average rates by range of maturity. The table includes projected payments on mortgage-backed securities. Certain equity securities, which include Federal Home Loan Bank stock, Federal Reserve Bank stock, Federal Home Loan Mortgage Corporation preferred stock, and Federal National Mortgage Association preferred stock, do not have a stated face rate or maturity. Equity securities are presented in this table based on estimated rates at December 31, 2001:


                                                                         Amortized Cost
                                                                         --------------
                                  Within 1 Year         1-5 Years          5-10 Years        After 10 Years            Totals
                                  -------------         ---------          ----------        --------------            ------
                                 Amount   Yield      Amount   Yield      Amount   Yield      Amount   Yield        Amount   Yield
                                 ------   -----      ------   -----      ------   -----      ------   -----        ------   -----
                                                                           ( dollars in thousands)
U.S. Treasury securities and
 obligations of U.S.
 government agencies            $ 26,697   2.99 %   $ 74,037   2.87 %   $ 28,319   2.67 %   $  1,137   2.67 %   $  130,190   2.85 %
Obligations of states and
 political subdivisions (1)       42,142   7.73      105,068   7.43       61,124   7.33        1,460   7.22        209,794   7.45
Mortgage-backed securities        12,863   6.12      337,238   5.72      130,385   4.83       93,788   3.48        774,274   5.41
Equity securities                      -      -            -      -            -      -            -      -         43,201   5.63
Other securities                  33,807   3.42            -      -        2,035   6.81            -      -         35,842   3.42
                                  ------   ----         ----   ----        -----   ----         ----   ----         ------   ----

  Total Investment Securities   $315,509   5.78 %   $516,343   5.66 %   $221,863   5.29 %    $96,385   4.12 %   $1,193,301   5.44 %
                                ========   ====     ========   ====     ========   ====      =======   ====     ==========   ====


(1)  Yields are presented on a tax-equivalent basis to reflect the tax-exempt nature of these securities.  The incremental federal statutory rate applied is 35%.


The average maturity of the portfolio was 50 months at December 31, 2001, with an average tax-equivalent yield to maturity on the portfolio of 5.44%, unrealized gains of $12.6 million and unrealized losses of $1.7 million. This compares to an average maturity of 66 months at December 31, 2000, and an average tax-equivalent yield to maturity of 7.00%, unrealized gains of $8.9 million, and unrealized losses of $3.1 million. At December 31, 2001, the market value of our securities was $1.2 billion, or $10.8 million over its amortized cost. This compares to a market value of $954.8 billion, or $5.7 million over amortized cost, at December 31, 2000.

Total Deposits. Deposits increased by $699.9 million, or 22.5% in 2001, and $256.1 million, or 9.0% in 2000. The Branch Acquisition in 2001 and the Northwest acquisition in 2000 were significant contributors to overall deposit growth. Noninterest bearing deposits increased by $200.1 million, or 43.8%, in 2001, and $50.1 million, or 12.3%, in 2000. Savings, NOW, and money market accounts increased $493.4 million, or 43.1%, in 2001, and $113.0 million, or 10.9%, in 2000. As part of our strategy to grow deposits, we have placed a strong emphasis on the money market savings product and have structured that product to be competitive with other short-term investment alternatives available to customers. Money market savings balances increased by $329.2 million, or 50.5%, in 2001, and $147.9 million, or 29.4%, in 2000.

Savings certificate balances increased by $6.4 million, or 0.4%, in 2001, and $93.0 million, or 6.6%, in 2000. The lower growth rate for certificate balances compared to other transaction accounts is consistent with our goal to place less emphasis on savings certificates in our deposit funding. The decline in interest rates during 2001 also made savings certificates a less attractive product option for customers. At December 31, 2001, savings certificates included $10.0 million of deposits acquired through brokers. This compares with $76.7 million of brokered deposits at December 31, 2000 and $58.7 million at December 31, 1999. These brokered deposits mature during the first half of 2002 and we do not expect to replace them.

The following table sets forth the distribution of our deposits by type:

                                                                    At December 31,
                                                                    ---------------
                                              2001                         2000                           1999
                                              ----                         ----                           ----
                                      Amount      Percent          Amount       Percent           Amount       Percent
                                      ------      -------          ------       -------           ------       -------
                                                                  (dollars in thousands)

Noninterest bearing deposits       $  656,651       17.3  %     $  456,571        14.7  %      $  406,478        14.3  %
Savings and NOW accounts              411,193       10.8           318,481        10.3            342,752        12.0
Money market accounts               1,228,282       32.3           827,578        26.6            690,276        24.2
Time certificates of deposit:
  Less than $100,000                1,241,710       32.6         1,175,006        37.8          1,118,657        39.3
  $100,000 or more                    268,182        7.0           328,446        10.6            291,783        10.2
  --------                            -------        ---           -------        ----            -------        ----
                                   $3,806,018      100.0  %     $3,106,082       100.0  %      $2,849,946       100.0  %
                                   ==========      =====        ==========       =====         ==========       =====


Included in interest bearing deposits at December 31, 2001 were $268.2 million of time deposits that had balances of $100,000 or more at December 31, 2001. Maturities of these time deposits are summarized as follows:

                                                         At December 31,2001
                                                         -------------------
                                                            (in thousands)
Three months or less                                           $ 78,811
Over three months to six months                                  55,403
Over six months to twelve months                                 67,303
Over twelve months                                               66,665
                                                                 ------
      Total                                                   $ 268,182
                                                              =========



Short-Term Borrowings. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank ("FHLB") advances with original maturities of one year or less, and advances under an unsecured revolving credit facility. Short-term borrowings increased 1.6% to $448.9 million at December 31, 2001 from $441.7 million at December 31, 2000 and from $427.4 million at December 31, 1999. Repurchase agreements with customers, which constitute 82.8% of short-term borrowings at December 31, 2001, increased to $371.8 million at the end of 2001 from $285.1 million at the end of 2000 and $261.1 million at the end of 1999. At December 31, 2001, 88.6% of the customer repurchase agreements were related to daily checking account sweep mechanisms that are part of our cash management product line. FHLB advances with maturities of one year or less declined to $35.0 million at the end of 2001 from $95.0 million at the end of 2000 and $107.0 million at the end of 1999. The decline of short-term FHLB advances came as the result of the Branch Acquisition, which increased our deposit base and decreased our need for this type of funding. The total amount that can be borrowed under the unsecured revolving credit facility is $45.0 million. The facility is used primarily to provide funding to the Bremer Business Finance Corporation. Advances under this short-term revolving credit facility were $33.0 million at December 31, 2001, compared to $15.0 million at December 31, 2000 and $16.0 million at December 31, 1999.

The following table presents a summary of our short-term borrowings for the periods ended on the dates indicated:

                                                    Federal Funds      Federal Home        Treasury         Revolving
                                                   and Repurchase       Loan Bank        Tax and Loan         Credit
                                                    Agreements          Borrowings           Notes           Facility
                                                    ----------          ----------           -----           --------
                                                                                   (dollars in thousands)

Balance at December 31
     2001                                             $ 377,762          $  35,000           $ 3,150         $ 33,000
     2000                                               329,061             95,000             2,685           15,000
     1999                                               300,737            107,000             2,948           16,000
Weighted average interest rate at December 31
     2001                                                  2.08  %            3.55  %           1.68  %          2.77  %
     2000                                                  6.49               6.55              6.25             7.16
     1999                                                  5.41               5.67              5.25             6.74
Maximum amount outstanding at any month end
     2001                                             $ 415,261          $ 331,000           $ 3,150         $ 42,000
     2000                                               329,102            165,419             3,899           40,000
     1999                                               300,737            156,755            12,461           99,000
Average amount outstanding during the year
     2001                                             $ 337,511          $  84,152           $ 2,188         $ 26,556
     2000                                               287,563            105,428             2,412           27,855
     1999                                               246,666             84,556             3,553           55,875
Weighted average interest rate during the year
     2001                                                  3.60  %            5.21  %           3.32  %          5.06  %
     2000                                                  5.72               6.28              6.18             7.58
     1999                                                  4.53               5.47              4.65             6.23

Long-Term Debt. Long-term debt, which includes senior notes, FHLB advances with original maturities of greater than one year, and installment promissory notes, increased $83.3 million, or 35.8%, in 2001, and $16.8 million, or 7.8%, in 2000. The following table summarizes long-term debt for the last three years:

                                                          At December 31,
                                                          ---------------
                                                   2001       2000        1999
                                                   ----       ----        ----
                                                          (in thousands)

Senior notes                                     $ 65,000  $  65,000   $ 65,000
Federal Home Loan Bank borrowings                 248,594    164,908    147,587
Installment promissory notes                        2,329      2,752      3,245
                                                    -----      -----      -----
   Total                                         $315,923   $232,660   $215,832
                                                 ========   ========   ========

We issued the senior notes in November 1999. The proceeds were used in connection with the Dean and Northwest acquisitions. The installment promissory note obligations were incurred in connection with previous acquisitions.

Company Obligated Mandatorily Redeemable Preferred Securities. We issued $76.5 million of mandatorily redeemable preferred securities in two separate transactions in 2001 in conjunction with the Branch Acquisition. On February 22, 2001, we issued $16.5 million of 10.2% Capital Securities through Bremer Statutory Trust I ("BST"), and on May 8, 2001, we issued $60 million of 9.0% Cumulative Capital Securities through Bremer Capital Trust I ("BCT.") The proceeds of both of these offerings, combined with the proceeds from the sale by BST and BCT to the parent of their common securities, were invested by BST and BCT in Junior Subordinated Deferrable Interest Debentures ("debentures") of our parent company. The debentures mature not earlier than July 15, 2006 and not later than July 15, 2031. At December 31, 2001, $76.5 million in Capital Securities qualified as Tier I capital under guidelines of the Federal Reserve.

Equity of Shareholders and Redeemable Class A Common Stock. Shareholders' equity and redeemable class A common stock was $389.9 million at December 31, 2001 compared to $354.0 million at December 31, 2000 and $312.9 million at December 31, 1999. Book value per share increased to $32.49 at December 31, 2001 from $29.50 at December 31, 2000 and $26.07 at December 31, 1999. Dividends paid per share increased to $1.60 in 2001 from $1.39 in 2000 and $1.32 in 1999. The dividends paid in 2001 of $19.2 million represented 5.4% of the equity of shareholders at December 31, 2000 and 37.2% of 2001 net income. Realized book value per share, which excludes the impact of the net unrealized gain or loss on securities available-for-sale, increased to $32.08 at December 31, 2001 from $29.37 at December 31, 2000, and $26.95 at December 31, 1999.

Capital Management. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board's implementation of FDICIA defines "well-capitalized" institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. We have maintained our capital at the "well-capitalized" level in each of these categories in the past and expect to do so in the future. The capital ratios of the Subsidiary Banks in each of these categories met or exceeded the "well-capitalized" ratios as of December 31, 2001. The following table compares the consolidated capital ratios with the minimum requirements for well capitalized and adequately capitalized banks as of December 31, 2001:

                                                    Minimum Requirements
                                                    --------------------
                                                          Well       Adequately
Capital Category                             Actual    Capitalized  Capitalized
----------------                             ------    -----------  -----------

Tier I capital to risk-weighted assets         9.94 %      6.00 %        4.00 %
Total capital to risk-weighted assets         11.19       10.00          8.00
Tier I capital to average tangible assets      7.27        5.00          4.00


Payment of dividends to us by the subsidiary banks is subject to various limitations by bank regulators, which includes maintenance of certain minimum capital ratios.

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

Several factors provide for a favorable liquidity position. The first is the ability to acquire and retain funds in the local markets we serve. This in-market funding provides an historically stable source of funding and represented approximately 89% of total liabilities during 2001. Our available-for-sale securities portfolio is a secondary source of liquidity because of its readily marketable nature and predictable stream of maturities. While we prefer to fund the balance sheet with in-market funding sources, another source of liquidity is our ready access to regional and national wholesale funding markets, including federal funds purchased, Federal Home Loan Bank advances, and brokered deposits. As of December 31, 2001, we also had available $12.0 million of borrowing capacity under a $45.0 million unsecured credit facility. As of December 31, 2001, $33.0 million was advanced and outstanding under this facility. This credit facility is used primarily to provide funding availability for non-bank activities.

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

In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows to be generated. In each case, the cash flows are discounted by a market interest rate chosen to reflect as closely as possible the characteristics of the given asset or liability as obtained from independent broker quotations and other public sources. The impact on valuations is then calculated for a 200 basis point rate shock. The rate shock is an instantaneous change in market rates across the yield curve. Significant assumptions required in the use of the valuation model include estimates regarding prepayment activity and the behavior of non-maturity deposits in various interest rate environments. The model does not reflect actions that ALCO could initiate in response to a change in interest rates. The valuation model indicates that the value of assets would decline approximately 2.7% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity impact from this 200 basis point increase in rates would be a decrease of approximately 4.8%. This is within our maximum risk limit of 20.0% for this risk measure.

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

           (The remainder of this page was intentionally left blank.)

The following table sets forth at December 31, 2001 the amounts of interest earning assets and interest bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto:

                                                                     Amount Repricing or Maturing
                                                                     ----------------------------
                                                  Within         3 - 12          1 - 5         Over 5
                                                 3 Months        Months          Years          Years          Total
                                                 --------        ------          -----          -----          -----
                                                                        (dollars in thousands)
Interest earning assets (1)
    Loans and leases                             $1,505,013     $  713,350     $1,135,993      $145,932      $3,500,288
    Securities                                      265,058        341,944        432,794       161,849       1,201,645
    Other earning assets                              6,508              -              -             -           6,508
                                                      -----                                                       -----
       Total interest earning assets             $1,776,579     $1,055,294     $1,568,787      $307,781      $4,708,441
                                                 ==========     ==========     ==========      ========      ==========
Interest bearing liabilities
    Interest bearing deposits (2)                $1,340,573     $  819,270     $  988,834      $    690      $3,149,367
    Short-term borrowings                           436,380         10,353          2,179             -         448,912
    Long-term debt (3)                                  144         19,007        199,758        97,014         315,923
    Mandatorily redeemable preferred securities           -              -              -        76,500          76,500
                                                      ------        ------         ------        ------          ------
       Total interest bearing liabilities        $1,777,097     $  848,630     $1,190,771      $174,204      $3,990,702
                                                 ----------     ----------     ----------      --------      ----------
Rate sensitive gap                                   $ (518)    $  206,664     $  378,016      $133,577       $ 717,739
                                                     ======     ==========     ==========      ========       =========
Cumulative rate sensitive gap                        $ (518)    $  206,146     $  584,162      $717,739
                                                     ======     ==========     ==========      ========
Rate sensitive gap % to total assets                      -            4.1 %          7.4 %         2.6 %          14.1 %
Cumulative rate sensitive gap % to total assets           -            4.0           11.5          14.1

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

We also use simulation modeling of future net interest income and net income as a risk management tool. Simulation modeling results indicate that net income would decrease by approximately 6.3% over the next year with a 300 basis point decline in the level of rates and increase approximately 1.4% with a 300 basis point increase in the level of rates. The projected changes in net income are within the current policy limit that requires that the change in net income over the next 12 months not exceed 8.0%.

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

The assets and liabilities of a financial institution are primarily monetary in nature. As a result, interest rates have more impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The liquidity and the maturity structure of our assets and liabilities are important to the maintenance of acceptable performance levels. We disclose the estimated fair values of our financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." Effects of a Recessionary Economy

This past year has been one of substantial economic and market turmoil. During such times, it is not uncommon for borrowers to have cash flow difficulties and stress on their debt servicing abilities. This is one of our greatest risks as a financial services provider in this type of an environment. We have been closely monitoring credit trends and customer situations in order to make necessary adjustments to our loan loss reserves and credit policies. When we first saw signs of a slowing economy in late 2000, we increased our loan loss reserves. In 2001, we increased our provision for loan losses approximately 50% as a reaction to this risk. While we have seen the growth in new lending opportunities slow in recent months, we have continued to maintain our underwriting standards. Conversely, we have seen our net interest margin increase during the latter half of 2001 and early 2002, as our lower cost of wholesale borrowing and customer deposit preferences have had a positive impact on our interest bearing liability costs.

At this time, the ultimate effect of the recession on our borrowers and credit quality is unknown. However, we aware of the risks and believe that our diverse loan portfolio and our geographic dispersion will serve to mitigate any significant impact to our organization as the economy struggles to improve.

Commitments and Contingencies

We utilize various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent our contractual obligations to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations at December 31:
                                                  2001           2000
                                                  ----           ----
                                                    (in thousands)

Standby letters of credit                      $ 18,394       $ 26,567
Loan commitments                                848,391        586,873


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

Our potential exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The credit risk associated with letters of credit and loan commitments is substantially the same as extending credit in the form of a loan; therefore, the same credit policies apply in evaluating potential letters of credit or loan commitments. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management's credit evaluation. The type of collateral held varies, but includes accounts receivable, inventory, and productive assets.

Under substantially noncancelable contracts, we are obligated to pay approximately $4.5 million in annual data processing and item processing fees to third party providers through February 2004 and March 2006, respectively. The costs under the item processing contract are calculated in accordance with a volume-based fee schedule, which is subject to change annually

We are routinely involved in legal actions which are incidental to our business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or operations.

Recent Accounting Pronouncements

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

Business combinations. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which replaces Accounting Principles Board Opinion ("APB") No. 16, and requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001. While SFAS No. 141 will affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on our results of operation, financial position or liquidity during 2001.

Goodwill and other intangible assets. In conjunction with the issuance of the new guidance for business combinations, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17. Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives will no longer be amortized into net income over an estimated useful life but rather will be tested for impairment at least annually based on specific guidance provided in the new standard. We adopted SFAS No. 142 on January 1, 2002. As of December 31, 2001, we had net goodwill of approximately $43 million and other intangible assets of approximately $66 million. Amortization expense recorded during the year ended December 31, 2001 was $6.7 million. The adoption of SFAS No. 142 will have no material impact on our financial statements. The elimination of amortization of goodwill will be offset by recording a full year of amortization of the intangible assets recorded in conjunction with the Branch Acquisition described in Note B. SFAS No. 142, as part of its adoption provisions, requires a transitional impairment test be applied to all goodwill and other indefinite-lived intangible assets within the first half of 2002 and any resulting impairment loss be reported as a change in accounting principle. Management has performed a preliminary transitional impairment test on its goodwill assets and at this time does not expect an impairment loss to be recorded in 2002 as a result of this test.

Asset Retirement Obligations. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is required to be adopted for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We expect to adopt SFAS No. 143 on January 1, 2003. We have not yet determined the impact of SFAS No. 143 on our financial position and results of operations.

Accounting for long-lived assets. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 became effective for us January 1, 2002 and are not expected to have a material impact on our financial position or results of operations.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                        BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                               December 31, 2001 and 2000
                                             (in thousands except share data)

                                                                                             2001                2000
                                                                                             ----                ----

Assets
     Cash and due from banks                                                             $  213,101          $  200,547
     Interest bearing deposits                                                                4,250               5,731
     Investment securities available-for-sale                                               240,036             208,630
     Mortgage-backed securities available-for-sale                                          780,538             574,884
                                                                                            -------             -------
         Total securities available-for-sale                                              1,020,574             783,514
     Investment securities held-to-maturity
       (fair value:  12/31/01 - $183,570, 12/31/00 - $171,263)                              181,071             168,113
                     -- -- --   --------- -- -- --   --------                               -------             -------
         Total securities held-to-maturity                                                  181,071             168,113
     Loans and leases                                                                     3,500,288           2,919,471
       Reserve for credit losses                                                            (53,716)            (45,895)
       Unearned discount                                                                     (1,449)             (3,870)
                                                                                             ------              ------
         Net loans and leases                                                             3,445,123           2,869,706
     Interest receivable                                                                     37,350              40,822
     Premises and equipment, net                                                             65,062              57,742
     Goodwill and other intangibles                                                         108,652              49,373
     Other assets                                                                            18,881              17,048
                                                                                             ------              ------
Total assets                                                                             $5,094,064          $4,192,596
                                                                                         ==========          ==========

Liabilities and Shareholders' Equity
     Noninterest bearing deposits                                                        $  656,651          $  456,571
     Interest bearing deposits                                                            3,149,367           2,649,511
                                                                                          ---------           ---------
         Total deposits                                                                   3,806,018           3,106,082
     Federal funds purchased and repurchase agreements                                      377,762             329,061
     Other short-term borrowings                                                             71,150             112,685
     Long-term debt                                                                         315,923             232,660
     Company obligated mandatorily redeemable
       preferred securities of subsidiary trusts
       holding junior subordinated debentures                                                76,500                   -
     Accrued expenses and other liabilities                                                  56,649              57,919
                                                                                             ------              ------
Total liabilities                                                                         4,704,002           3,838,407
     Minority interests                                                                         150                 150
     Redeemable class A common stock, 960,000 shares
       issued and outstanding                                                                31,193              28,324
     Shareholders' equity
       Common stock
         Class A, no par, 12,000,000 shares authorized;
           240,000 shares issued and outstanding                                                 57                  57
         Class B, no par, 10,800,000 shares authorized,
           issued and outstanding                                                             2,562               2,562
       Retained earnings                                                                    351,497             321,665
       Accumulated other comprehensive income                                                 4,603               1,431
                                                                                              -----               -----
         Total shareholders' equity                                                         358,719             325,715
                                                                                            -------             -------
Total liabilities and shareholders' equity                                               $5,094,064          $4,192,596
                                                                                         ==========          ==========

See notes to consolidated financial statements.


                      BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                      Years Ended December 31, 2001, 2000 and 1999
                         (in thousands, except per share amounts)

                                                          2001          2000         1999
                                                          ----          ----         ----

Interest income
    Loans and leases, including fees                   $265,758      $249,178     $201,022
    Securities
       Taxable                                           52,060        53,040       51,661
       Tax-exempt                       `                10,514        11,082       10,577
    Federal funds sold                                      569           612          575
    Other                                                   177           259          132
                                                            ---           ---          ---
         Total interest income                          329,078       314,171      263,967
Interest expense
    Deposits                                            118,253       123,745       96,377
    Federal funds purchased and repurchase agreements    12,155        16,445       11,226
    Other short-term borrowings                           5,804         8,884        8,246
    Long-term debt                                       16,215        14,108        9,065
    Company obligated manditorily redeemable
       preferred securities of subsidiary trusts
       holding junior subordinated debentures             4,985             -            -
                                                          -----          ----         ----
         Total interest expense                         157,412       163,182      124,914
                                                        -------       -------      -------
       Net interest income                              171,666       150,989      139,053
    Provision for credit losses                          12,054         8,338        8,321
                                                         ------         -----        -----
Net interest income after provision for credit losses   159,612       142,651      130,732
Noninterest income
    Service charges                                      26,833        22,284       19,434
    Insurance                                            10,282        10,045        9,703
    Trust                                                 9,443         9,139        7,984
    Brokerage                                             4,550         5,481        4,533
    Gain on sale of loans                                 9,375         2,758        3,380
    Gain on sale of securities                            2,128           270        1,853
    Other                                                 5,127         4,240        5,578
                                                          -----         -----        -----
       Total noninterest income                          67,738        54,217       52,465
Noninterest expense
    Salaries and wages                                   65,703        58,331       54,164
    Employee benefits                                    15,992        14,018       14,901
    Occupancy                                             9,662         7,651        6,921
    Furniture and equipment                              10,075         9,432        9,170
    Data processing fees                                  8,421         7,244        7,465
    FDIC premiums and examination fees                    1,616         1,652        1,297
    Amortization of goodwill and other intangibles        6,653         3,713        2,831
    Other                                                30,551        24,589       25,195
                                                         ------        ------       ------
       Total noninterest expense                        148,673       126,630      121,944
                                                        -------       -------      -------
Income before income tax expense                         78,677        70,238       61,253
    Income tax expense                                   27,051        24,457       21,142
                                                         ------        ------       ------
Net income                                             $ 51,626      $ 45,781     $ 40,111
                                                       ========      ========     ========
    Per common share amounts:
       Net income-basic and diluted                    $   4.30      $   3.82     $   3.34
       Dividends paid                                      1.60          1.39         1.32

See notes to consolidated financial statements.


                                     BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      Years Ended December 31, 2001, 2000 and 1999
                                       ( in thousands, except per share amounts)


                                                                                    Accumulated
                                                                   Common Stock        Other
                                                                   ------------    Comprehensive Comprehensive Retained
                                                                  Class A  Class B Income (Loss)   Income      Earnings     Total
                                                                  -------  ------- -------------   ------      --------     -----

Balance, December 31, 1998
    Comprehensive income                                             $57    $2,562    $  3,927                 $272,562    $279,108
       Net income                                                                                 $ 40,111       40,111      40,111
       Other comprehensive income, net of tax:
       Unrealized losses on securities:
       Unrealized holding losses arising during the period                             (13,662)    (13,662)
       Less:  Reclassified adjustment for gains included in income                      (1,112)     (1,112)
                                                                                        ------      ------
       Other comprehensive income                                                      (14,774)    (14,774)                 (14,774)
                                                                                                    -------
       Comprehensive income                                                                         25,337
                                                                                                    ======
    Dividends, $1.32 per share                                                                                  (15,840)    (15,840)
    Allocation of net income in excess of dividends and change in net unrealized gain (loss) on securities available-
       for-sale to redeemable class A common stock                                       1,183                   (1,941)       (758)
                                                                    ---      -----       -----                    -----        ----
Balance, December 31, 1999                                           57      2,562      (9,664)                 294,892     287,847
    Comprehensive income
       Net income                                                                                   45,781       45,781      45,781
       Other comprehensive income, net of tax:
       Unrealized gains on securities:
       Unrealized holding gains arising during the period                               12,222      12,222
       Less:  Reclassified adjustment for gains included in income                        (162)       (162)
                                                                                          ----        ----
       Other comprehensive income                                                       12,060      12,060                   12,060
                                                                                                    ------
       Comprehensive income                                                                         57,841
                                                                                                    ======
    Dividends, $1.39 per share                                                                                  (16,680)    (16,680)
    Allocation of net income in excess of dividends and change in net unrealized gain (loss) on securities available-
       for-sale to redeemable class A common stock                                        (965)                  (2,328)     (3,293)
                                                                    ---      -----        ----                   ------      ------
Balance, December 31, 2000                                           57      2,562       1,431                  321,665     325,715
    Comprehensive income
       Net income                                                                                   51,626       51,626      51,626
       Other comprehensive income, net of tax:
       Unrealized gains on securities:
       Unrealized holding gains arising during the period                                4,725       4,725
       Less:  Reclassified adjustment for gains included in income                      (1,277)     (1,277)
                                                                                        ------      ------
       Other comprehensive income                                                        3,448       3,448                    3,448
                                                                                                     -----
       Comprehensive income                                                                       $ 55,074
                                                                                                  ========
    Dividends, $1.60 per share                                                                                  (19,200)    (19,200)
    Allocation of net income in excess of dividends and change in net unrealized gain (loss) on securities available-
       for-sale to redeemable class A common stock                                        (276)                  (2,594)     (2,870)
                                                                    ---      -----        ----                   ------      ------
Balance, December 31, 2001                                          $57     $2,562    $  4,603                 $351,497    $358,719
                  === ====                                          ===     ======     =======                 ========    ========

    See notes to consolidated financial statements.



                                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Years Ended December 31, 2001, 2000 and 1999
                                                  (in thousands)


                                                                              2001        2000          1999
                                                                              ----        ----          ----

Cash flows from operating activities
    Net income                                                            $  51,626    $  45,781     $  40,111
    Adjustments to reconcile net income to net cash
     provided by operating activities
       Provision for credit losses                                           12,054        8,338         8,321
       Depreciation and amortization                                         15,754       11,521        11,001
       Deferred income taxes                                                    317        3,825         5,091
       Minority interests in earnings of subsidiaries                             -           21            41
       Gain on sale of securities                                            (2,128)        (270)       (1,853)
       Gain on sale of other real estate owned, net                             (52)         (72)         (405)
       Other assets and liabilities, net                                    (14,864)       9,683         6,005
       Proceeds from loans originated for sale                              354,654      135,936       185,448
       Loans originated for sale                                           (362,290)    (133,404)     (186,259)
                                                                           --------     --------      --------
Net cash provided by operating activities                                    55,071       81,359        67,501
Cash flows from investing activities
    Interest bearing deposits, net                                            1,481         (845)       (3,174)
    Purchases of mortgage-backed securities                                (516,515)      (4,909)     (315,041)
    Purchases of available-for-sale investment securities                  (120,375)     (49,338)      (79,050)
    Purchases of held-to-maturity securities                                (55,570)     (12,180)      (41,168)
    Proceeds from maturities of mortgage-backed securities                  239,090       91,324       107,776
    Proceeds from maturities of available-for-sale investment securities     21,958       14,062       107,274
    Proceeds from maturities of held-to-maturity securities                  42,655       22,621        62,793
    Proceeds from sales of mortage-backed securities                         77,353       28,025         4,604
    Proceeds from sales of available-for-sale investment securities          69,263       17,495        87,698
    Proceeds from sales of other real estate owned                            3,779        1,092           919
    Loans and leases, net                                                  (259,835)    (379,574)     (372,897)
    Acquisition of minority interests                                          (225)        (458)            -
    Acquisitions, net of cash acquired                                      326,546      (18,416)      (47,789)
    Purchase of premises and equipment                                       (5,276)      (5,717)      (12,979)
                                                                             ------       ------       -------
Net cash used in investing activities                                      (175,671)    (296,818)     (501,034)
Cash flows from financing activities
    Noninterest bearing deposits, net                                       109,848       50,093        37,263
    Savings, NOW and money market accounts, net                             132,470      113,030       171,488
    Certificates of deposits, net                                          (256,893)      93,013        71,291
    Federal funds purchased and repurchase agreements,net                    48,701       27,578        79,318
    Other short-term borrowings, net                                        (41,535)     (13,263)       (5,846)
    Proceeds from issuance of long-term debt                                 85,000       33,099       142,432
    Repayments of long-term debt                                             (1,737)     (16,271)      (42,886)
    Proceeds from issuance of trust preferred securities                     76,500            -             -
    Dividends paid to minority interests                                          -            -           (32)
    Redeemable preferred stock                                                    -            -        (2,079)
    Common stock dividends paid                                             (19,200)     (16,680)      (15,840)
                                                                            -------      -------       -------
Net cash provided by financing activities                                   133,154      270,599       435,109
                                                                            -------      -------       -------
Net decrease in cash and due from banks                                      12,554       55,140         1,576
    Cash and due from banks at beginning of period                          200,547      145,407       143,831
                                                                            -------      -------       -------
    Cash and due from banks at end of period                              $ 213,101    $ 200,547     $ 145,407
                                                                          =========    =========     =========

Supplemental disclosures of cash flow information
    Cash paid during the year for interest                                $ 164,222    $ 153,534     $ 125,658
    Cash paid during the year for income taxes                               26,123       17,274        17,534

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A:   Accounting Policies

Nature of business - Bremer Financial Corporation (the "Company") is a privately-held regional financial services company headquartered in St. Paul, Minnesota. The Company is the sole shareholder of 11 subsidiary banks ("Subsidiary Banks") which draw most of their deposits from and make substantially all of their loans within the states of Minnesota, North Dakota, and Wisconsin. The Company has identified each of the subsidiary banks as a separate operating segment. These operating segments have been combined for segment information reporting purposes as one reportable segment since the nature and distribution of the products and services, the type of customer, and the regulatory environment are similar. Additionally, the Company provides asset-based lending and leasing, trust and insurance services to its customers through wholly-owned nonbanking subsidiaries, and investment services through a third party relationship.

The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The more significant accounting policies are summarized below:

Consolidation - The consolidated financial statements include the accounts of the Company (a bank holding company majority owned by the Otto Bremer Foundation) and all Subsidiary Banks and other subsidiaries in which the Company has a majority interest. All significant intercompany accounts and transactions have been eliminated.

Cash flows - For purposes of this statement, the Company has defined cash equivalents as cash and due from banks. During the years ended December 31, 2001, 2000, and 1999, the Company received real estate valued at $1,166,000, $3,454,000 and $725,000 in satisfaction of outstanding loan balances.

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

Loans and leases - Interest income is accrued on loan and lease balances based on the principal amount outstanding. Loans and leases are reviewed regularly by management and placed on nonaccrual status when the collection of interest or principal is unlikely. The accrual of interest on loans and leases is suspended when the credit becomes 90 days or more past due, unless the loan or lease is fully secured and in the process of collection. Thereafter, no interest is recognized as income unless received in cash or until such time the borrower demonstrates the ability to pay interest and principal. Certain net loan and commitment fees are deferred and amortized over the life of the related loan or commitment as an adjustment of yield. Loans held-for-sale in the secondary market are recorded at lower of aggregate cost or market.

Reserve for credit losses - Management determines the adequacy of the reserve based upon a number of factors, including credit loss experience and a continuous review of the loan and lease portfolio. Being an estimate, the reserve is subject to change through evaluation of the loan and lease composition, economic conditions, and the economic prospects of borrowers.

Under the Company's credit policies and practices, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans and leases, plus certain other loans and leases identified by the Company, meet the definition of impaired loans under Statements of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Impaired loans as defined by SFAS No. 114 and SFAS No. 118 exclude certain large groups of smaller balance homogeneous loans, such as consumer loans and residential real estate loans. Under these statements, loan impairment is required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

The reserve also incorporates the results of measuring impaired loans and leases as provided in SFAS No. 114 and SFAS No. 118. These accounting standards prescribe the measurement methods, income recognition, and disclosures related to impaired loans and leases. A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan or lease agreement. Impairment is measured by the difference between the recorded investment in the loan or lease (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Impairment is recognized by adjusting the reserve for credit losses.

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

Intangible assets - Intangible assets consist of goodwill, core deposit intangibles, and other intangibles. The remaining unamortized balances at December 31, 2001 and 2000 were approximately $108,652,000 and $49,373,000. The core deposit and other intangibles have remaining amortization lives of 5 to 10 years. Goodwill has been amortized over either a 15 year or 25 year period.

Income taxes - Bremer Financial Corporation and subsidiaries file a consolidated federal tax return. Deferred taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end .

Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on available-for-sale securities.

Recent accounting pronouncements - On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. Management has reviewed the requirements of SFAS No. 133 and has determined that the Company has a minimal amount of derivatives and that there is no material impact to the financial statements due to the adoption of SFAS No. 133.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which replaces Accounting Principles Board Opinion ("APB") No 16 and requires all business combinations initiated after June 30,

2001 to use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001. While SFAS No. 141 will affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on the Company's results of operation, financial position or liquidity during 2001.

In conjunction with the issuance of the new guidance for business combinations, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17. Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives, will no longer be amortized into net income over an estimated useful life but rather will be tested for impairment at least annually based on specific guidance provided in the new standard. The Company adopted SFAS No. 142 on January 1, 2002. As of December 31, 2001, the Company had net goodwill of approximately $43 million and other intangible assets of approximately $66 million. Amortization expense recorded during the year ended December 31, 2001 was $6.7 million. The adoption of SFAS No. 142 will have no material impact on the Company's financial statements. The elimination of amortization of goodwill will be offset by recording a full year of amortization of the intangible assets recorded in conjunction with the Branch Acquisition described in Note B. SFAS No. 142, as part of its adoption provisions, requires a transitional impairment test be applied to all goodwill and other indefinite-lived intangible assets within the first half of 2002 and any resulting impairment loss be reported as a change in accounting principle. Management has performed a preliminary transitional impairment test on its goodwill assets and at this time does not expect an impairment loss to be recorded in 2002 as a result of this test. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is required to be adopted for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company expects to adopt SFAS No. 143 on January 1, 2003. The Company has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 became effective for the Company January 1, 2002 and are not expected to have a material impact on its financial position or results of operations.

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

Earnings per share calculations - Basic earnings per common share have been computed using 12,000,000 common shares for all periods. The Company does not have any dilutive securities. See Note Q.

Reclassifications - Certain amounts have been reclassified to provide consistent presentation among the various accounting periods shown. The reclassifications have no effect on previously reported net income or total shareholders' equity.

Note B:   Acquisitions

On May 11, 2001, the Company acquired from Firstar Corporation, Milwaukee, Wisconsin, (the "Seller") 11 of its Minneapolis/St. Paul branch locations and a portfolio of commercial loans and related deposits (the "Branch Acquisition").

This transaction came as a result of the Seller's divestiture requirement related to its merger with U.S. Bancorp, Minneapolis, Minnesota. The 11 branch offices and the commercial loan portfolio that were acquired are now operated as part of the Company's subsidiary bank charter in South St. Paul, Minnesota. The acquisition was accounted for as an acquisition of assets and assumption of liabilities and resulted in the recognition of a core deposit premium of approximately $20.0 million and approximately $45.0 million of other intangible assets.

The following pro forma financial information was prepared assuming the Branch Acquisition had been completed at January 1, 2001 and January 1, 2000:


                                                  Years Ended December 31,
                                                  ------------------------
                                                  2001                2000
                                                  ----                ----
                                           (in thousands, except per share data)

 Net Interest Income                           $ 177,191           $ 166,501
 Net Income                                       51,917              45,698
 Net Income Per Share                             $ 4.33              $ 3.81

Note C:   Restrictions on Cash and Due From Banks

The Subsidiary Banks are required to maintain average reserve balances in the form of vault cash or balances maintained either directly with a Reserve Bank or in a pass-through account, in accordance with the Federal Reserve Bank requirements. The amount of those cash reserve balances was approximately $6,920,000 and $31,170,000 as of December 31, 2001 and 2000.

Note D:   Investment and Mortgage-Backed Securities

At December 31, 2001 and 2000, investment and mortgage-backed securities with an amortized cost of $749,497,000 and $661,455,000 were pledged as collateral to secure public deposits and for other purposes. The amortized cost and estimated fair value by maturity at December 31, 2001, are shown below (contractual maturity or, with mortgage-backed securities, projected principal payments are used):
                                 Held-to-Maturity         Available-for-Sale
                                 ----------------         ------------------
                               Amortized     Fair       Amortized        Fair
                                  Cost       Value         Cost          Value
                                  ----       -----         ----          -----
                                              (in thousands)
Within 1 year                  $ 44,636    $ 45,209    $  270,873    $  273,749
1 - 5 years                      77,701      79,615       438,642       442,134
5 - 10 years                     57,449      57,495       164,414       165,639
After 10 years                    1,285       1,251        95,100        95,756
Equity securities                     -           -        43,201        43,296
                                 ------      ------        ------        ------
 Total investment securities   $181,071    $183,570    $1,012,230    $1,020,574
                               ========    ========    ==========    ==========

The amortized cost and fair value of investment and mortgage-backed securities available-for-sale as of December 31 consisted of the following:

                                                       2001                                          2000
                                                       ----                                          ----
                                                Gross      Gross                               Gross       Gross
                                   Amortized  Unrealized Unrealized    Fair       Amortized  Unrealized  Unrealized   Fair
                                      Cost      Gains      Losses      Value         Cost      Gains       Losses     Value
                                      ----      -----      ------      -----         ----      -----       ------     -----
                                                                      (in thousands)
U.S. Treasury securities             $ 1,318     $   68      $  -    $    1,386     $  1,915   $    1       $    3    $  1,913
Obligations of U.S.
 government agencies                 123,808      1,142        97       124,853      110,543      672           40     111,175
Obligations of state
  and political subdivisions          33,787        797         1        34,583       23,047      562            4      23,605
Mortgage-backed securities           774,274      7,111       847       780,538      574,236    3,339        2,691     574,884
Equity securities                     43,201        103         8        43,296       55,945      905          114      56,736
Other                                 35,842         76         -        35,918       15,234        -           33      15,201
                                      ------         --                  ------       ------                    --      ------
    Total securities available-
     for sale                       $l,012,230   $9,297      $953    $1,020,574     $780,920   $5,479       $2,885    $783,514
                                      ========   ======      ====    ==========     ========   ======       ======    ========

Proceeds from sales of investments and mortgage-backed securities were $146,616,000, $45,520,000, and $83,444,000 for 2001, 2000 and 1999. Gross gains of $2,134,000, $434,000, and $1,866,000 and gross losses of $6,000, $164,000, and $21,000 were realized on those sales for 2001, 2000 and 1999.

A summary of amortized cost and fair value of investment securities held-to-maturity at December 31 consisted of the following:

                                                            2001                                          2000
                                                            ----                                          ----
                                                      Gross      Gross                             Gross      Gross
                                         Amortized  Unrealized Unrealized   Fair      Amortized  Unrealized Unrealized   Fair
                                            Cost       Gains     Losses     Value       Cost       Gains      Losses     Value
                                            ----       -----     ------     -----       ----       -----      ------     -----
                                                                            (in thousands)
Obligations of U.S. government agencies  $  5,064     $   56     $  -      $  5,120   $  5,491      $   22      $ 56    $  5,457
Obligations of state and political
 subdivisions                             176,007      3,199      756       178,450    162,622       3,354       170     165,806
                                          -------      -----      ---       -------    -------       -----       ---     -------
     Total securirties held-to-maturity  $181,071     $3,255     $756      $183,570   $168,113      $3,376      $226    $171,263
                                         ========     ======     ====      ========   ========      ======      ====    ========


State and political subdivision investments largely involve governmental entities within the Company's market area.

           (The remainder of this page was intentionally left blank.)

Note E:   Loans and Leases

The Company is engaged in lending activities with borrowers in a wide variety of industries. Lending is concentrated in the areas in which its Subsidiary Banks are located. A decline in the local economies in these areas could negatively impact the quality of these loans. Loans and leases at December 31 consisted of the following:

                                        2001           2000
                                        ----           ----
                                           (in thousands)

Commercial and other               $  883,099      $  717,936
Commercial real estate                957,318         733,746
     Construction                      83,388          68,296
Agricultural                          417,069         416,660
Residential real estate               708,334         578,876
     Construction                      19,300          18,051
Consumer                              334,472         302,824
Tax-exempt                             97,308          83,082
                                       ------          ------
        Total loans and leases     $3,500,288      $2,919,471
                                   ==========      ===========


Impaired loans and leases were $20,806,000 and $13,991,000 at December 31, 2001 and 2000, respectively. Impaired loans and leases include nonaccrual and restructured loans and leases. Restructured loans and leases are those for which the terms (principal and/or interest) have been modified as a result of the inability of the borrower to meet the original terms of the loan or lease. The reserve for credit losses included approximately $4,049,000 and $3,056,000 relating to impaired loans and leases at December 31, 2001 and 2000, respectively.

Following is a summary of information pertaining to impaired loans and leases. No significant amounts of interest income were recognized during each of the three years ending December 31:
                                                        2001     2000     1999
                                                        ----     ----     ----
                                                            (in thousands)
Average investment in impaired loans, net of reserves $12,730  $11,898  $12,671
                                                      =======  =======  =======
Interest income as originally contracted              $ 1,327  $ 1,335  $ 1,305
                                                      =======  =======  =======

Other nonperforming assets, consisting of other real estate owned, amounted to $1,616,000 and $3,658,000 at December 31, 2001 and 2000.

At December 31, 2001 and 2000, loans totaling $1,411,135,000 and $935,270,000 had been pledged to secure Federal Home Loan Bank ("FHLB") advances. Acceptable collateral is defined by the FHLB and consists of residential real estate mortgages, agricultural real estate mortgages and commercial real estate mortgages.

The Company and its subsidiaries have granted loans to the officers and directors (the "Group") of significant subsidiaries. The aggregate dollar amount of loans to the Group was $24,679,000 and $38,630,000 at December 31, 2001 and 2000. During 2001, $104,228,000 of new loans were made, repayments totaled $120,152,000, and changes in the composition of the Group or their associations increased loans outstanding by $1,973,000. These loans were made at the prevailing market interest rates.

Note F:   Reserve for Credit Losses

Changes in the reserve for credit losses are as follows:
                                               2001         2000         1999
                                               ----         ----         ----
                                                       (in thousands)

Beginning of year                           $ 45,895     $ 41,895     $ 37,019
      Charge-offs                             (9,852)      (5,903)      (7,064)
      Recoveries                               1,619        1,271        1,439
                                               -----        -----        -----
           Net charge-offs                    (8,233)      (4,632)      (5,625)
      Provision for credit losses             12,054        8,338        8,321
      Reserve related to acquired assets       4,000          294        2,180
                                               -----          ---        -----
End of year                                 $ 53,716     $ 45,895     $ 41,895
                                            ========     ========     ========


Note G:   Premises and Equipment

Premises and equipment at December 31 consisted of the following:
                                                      2001         2000
                                                      ----         ----

                                                       (in thousands)

Land                                               $  9,787     $  7,969
Buildings and improvements                           73,558       66,240
Furniture and equipment                              55,844       51,871
                                                     ------       ------
           Total premises and equipment             139,189      126,080
Less:  accumulated depreciation and amortization     74,127       68,338
                                                     ------       ------
Premises and equipment, net                        $ 65,062     $ 57,742
                                                   ========     ========


           (The remainder of this page was intentionally left blank.)

Note H:   Short-term Borrowings

Short-term borrowings consist of federal funds and repurchase agreements (which generally mature within one to sixty days of the transaction date), treasury tax and loan notes (which generally mature within one to thirty days), FHLB advances (which mature within one year), and advances under an unsecured revolving credit facility agreement. The size of the credit facility available at December 31, 2001, was $45.0 million, of which $12.0 million was unused. The facility agreement contains covenants, including a requirement to maintain certain minimum levels of capitalization.

Information related to short-term borrowings for the three years ended December 31 is provided below:


                                                   Federal Funds       Federal Home        Treasury         Revolving
                                                   and Repurchase       Loan Bank        Tax and Loan         Credit
                                                    Agreements          Borrowings           Notes           Facility
                                                    ----------          ----------           -----           --------
                                                                           (dollars in thousands)

Balance at December 31
     2001                                             $ 377,762          $  35,000           $ 3,150         $ 33,000
     2000                                               329,061             95,000             2,685           15,000
     1999                                               300,737            107,000             2,948           16,000
Weighted average interest rate at December 31
     2001                                                  2.08  %            3.55  %           1.68  %          2.77  %
     2000                                                  6.49               6.55              6.25             7.16
     1999                                                  5.41               5.67              5.25             6.74
Maximum amount outstanding at any month end
     2001                                             $ 415,261          $ 331,000           $ 3,150         $ 42,000
     2000                                               329,102            165,419             3,899           40,000
     1999                                               300,737            156,755            12,461           99,000
Average amount outstanding during the year
     2001                                             $ 337,511           $ 84,152           $ 2,188         $ 26,556
     2000                                               287,563            105,428             2,412           27,855
     1999                                               246,666             84,556             3,553           55,875
Weighted average interest rate during the year
     2001                                                  3.60  %            5.21  %           3.32  %          5.06  %
     2000                                                  5.72               6.28              6.18             7.58
     1999                                                  4.53               5.47              4.65             6.23

Note I:   Long-term Debt

Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:
                                                   At December 31,
                                                   ---------------
                                          2001          2000          1999
                                          ----          ----          ----
                                                   (in thousands)

Senior notes                           $ 65,000      $ 65,000      $ 65,000
Federal Home Loan Bank borrowings       248,594       164,908       147,587
Installment promissory notes              2,329         2,752         3,245
                                          -----         -----         -----
   Total                               $315,923      $232,660      $215,832
                                       ========      ========      ========


The $65 million of senior notes are unsecured and are made up of two tranches. The $46 million first tranche bears an interest rate of 8.27% and matures on November 1, 2004, while the remaining $19 million second tranche bears an interest rate of 8.47% and matures on November 1, 2006. These senior note agreements contain covenants, including a requirement to maintain certain minimum levels of capitalization.

The FHLB borrowings bear interest at rates ranging from 3.98% to 7.83%, with maturity dates from 2002 through 2011, and are secured by certain loans.

The installment promissory notes bear interest at 7.59% and are payable in semi-annual installments through 2007.

Maturities of long-term debt outstanding at December 31, 2001, were as follows:


                                     (in thousands)

2002                                    $ 19,151
2003                                      50,614
2004                                      70,627
2005                                      30,864
2006                                      47,653
Beyond 2006                               97,014
                                          ------
   Total                                $315,923
                                        ========


At December 31, 2001, $71 million of the FHLB borrowings due in years beyond 2006 were subject to call prior to maturity at the option of the FHLB. Of this amount, $57 million is callable in 2003 and $14 million is currently callable on a quarterly basis.

Note J:   Company Obligated Mandatorily Redeemable Preferred Securities
The Company issued $76.5 million of mandatorily redeemable preferred securities in two separate transactions in 2001 in conjunction with the Branch Acquisition. On February 22, 2001, the Company issued $16.5 million of 10.2% Capital Securities through Bremer Statutory Trust I ("BST") and on May 8, 2001, the Company issued $60 million of 9.0% Cumulative Capital Securities through Bremer Capital Trust I ("BCT.") The proceeds of both of these offerings, combined with the proceeds from the sale by BST and BCT to the parent of their common securities, were invested by BST and BCT in Junior Subordinated Deferrable Interest Debentures ("debentures") of the parent company. The debentures mature not earlier than July 15, 2006 and not later than July 15, 2031. At December 31, 2001, $76.5 million in Capital Securities qualified as Tier I capital under guidelines of the Federal Reserve.

Note K:   Disclosure About Fair Value of Financial Instruments

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

The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 2001 and 2000. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2001 and, therefore, current estimates of fair value may differ from the amounts presented. As of December 31, carrying amounts and estimated fair values were:


                                                             2001                            2000
                                                             ----                            ----
                                                                    Estimated                       Estimated
                                                     Carrying         Fair          Carrying          Fair
                                                      Amount          Value           Amount          Value
                                                      ------          -----           ------          -----
                                                                        ( in thousands)

Financial assets:
    Cash and due from banks                         $  213,101     $  213,101       $  200,547     $  200,547
    Interest bearing deposits                            4,250          4,250            5,731          5,731
    Investment securities held-to-maturity             181,071        183,570          168,113        171,263
    Investment securities available-for-sale         1,020,574      1,020,574          783,514        783,514
    Loans and leases                                 3,445,123      3,508,794        2,869,706      2,890,338

Financial liabilities:
    Demand deposits                                 $2,296,126     $2,296,126       $1,602,629     $1,602,629
    Time deposits                                    1,509,892      1,530,871        1,503,453      1,520,472
    Short-term borrowings                              448,912        449,119          441,746        442,094
    Long-term debt                                     315,923        329,083          232,660        236,410
    Mandatorily redeemable preferred securities         76,500         79,500                -              -


Cash and due from banks and interest bearing deposits - The carrying value for these financial instruments approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

Securities - Fair values of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using market prices for similar assets. As required by SFAS No. 115, securities available-for-sale are carried at fair market value.

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

Mandatorily redeemable preferred securities - Fair values of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using market prices for similar assets.

Off-balance sheet financial instruments - The estimated fair value of these instruments, such as loan commitments and standby letters of credit, approximates their off-balance sheet carrying value due to repricing ability and other terms of the contracts.

Note L:   Employee Benefit Plans

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

The costs of these programs are as follows:

                                                                                                  Other
                                                       Pension Benefits                    Postretirement Benefits
                                                       ----------------                    -----------------------
                                                   2001        2000         1999         2001       2000       1999
                                                   ----        ----         ----         ----       ----       ----
                                                                             (in thousands)
    Net pension cost
    Service cost                                 $ 1,932     $ 1,757      $ 1,674       $ 222      $ 151      $ 152
    Interest cost                                  2,507       2,271        2,178         230        167        146
    Expected long-term return on assets           (4,052)     (3,704)      (2,629)          -          -          -
    Net (gain) recognition                          (157)       (197)           -         (26)       (78)       (72)
    Prior service cost amortization                  152         173          173         (12)        (6)        (6)
    Loss due to special termination benefits           -           -          352           -          -          -
                                                     ---         ---          ---         ---        ---        ---
       Net pension cost                          $   382     $   300      $ 1,748       $ 414      $ 234      $ 220
                                                 =======     =======      =======       =====      =====      =====


           (The remainder of this page was intentionally left blank.)

The following tables set forth the plans' funded status (based on a valuation date of September 30), along with a description of how the status changed during the past two years and the amount recognized on the Company's balance sheet at December 31. The funded status of the plans is equal to the fair value of plan assets less the benefit obligation at end of year.

                                                                                            Other
                                                                                         Postretirement
                                                               Pension Benefits            Benefits
                                                               ----------------            --------

                                                                2001        2000         2001        2000
                                                                ----        ----         ----        ----
                                                                              (in thousands)
Change in benefit obligation
Benefit obligation at end of prior year (9/30)               $ 32,812    $ 29,712      $ 2,825     $ 2,063
Service cost                                                    1,932       1,757          222         151
Interest cost                                                   2,507       2,271          230         167
Amendments                                                        226           -            -           -
Actuarial (gain)/loss                                           2,708         199           66         638
Benefits paid                                                  (1,917)     (1,127)        (180)       (194)
                                                               ------      ------         ----        ----
Benefit obligation at end of year (9/30)                     $ 38,268    $ 32,812      $ 3,163     $ 2,825
                                                             ========    ========      =======     =======

Change in plan assets
Fair value of plan assets at end of prior year (9/30)        $ 40,219    $ 34,800            -           -
Actual return on plan assets                                   (3,814)      4,209            -           -
Employer contribution                                           1,149       2,337            -           -
Benefits paid                                                  (1,916)     (1,127)           -           -
                                                               ------      ------       ------      ------
Fair value of plan assets at end of year (9/30)              $ 35,638    $ 40,219      $     -     $     -
                                                             ========    ========      =======     =======

Funded status of plans
Funded status of plans                                       $ (2,630)    $ 7,407      $(3,163)    $(2,825)
Unrecognized net loss/(gain)                                    4,716      (6,014)        (570)       (662)
Unrecognized prior service costs                                  661         587          (67)        (79)
Contributions between September 30 and December 31              2,473       1,049            -           -
                                                                -----       -----        -----       -----
    Prepaid benefit asset/(accrued benefit liability)         $ 5,220     $ 3,029      $(3,800)    $(3,566)
                                                              =======     =======      =======     ========

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation and the expected long-term rates of return on assets are as follows:

                                                                                                    Other
                                                          Pension Benefits                  Postretirement Benefits
                                                          ----------------                  -----------------------
Weighted average assumptions                       2001         2000         1999        2001        2000        1999
----------------------------                       ----         ----         ----        ----        ----        ----

    Discount rate                                  7.25  %      7.75  %      7.75  %     7.25  %     7.75  %     7.75  %
    Expected long-term return on assets           10.00        10.00        10.00           -           -           -
    Rate of compensation increase                  4.25         4.25         4.25           -           -           -



For purposes of the 2001 postretirement benefits measurements, the Company has assumed a health-care cost trend rate of 6.75%. The health-care trend rate assumption has a significant effect on the amounts reported. A one (1) percentage point change in the health-care trend rate would have the following effects on 2001 service and interest cost on the accumulated postretirement benefit obligation at December 31, 2001:

                                                     One (1) Percentage Point
                                                     ------------------------
                                                        Increase   Decrease
                                                        --------   --------
                                                           (in thousands)
Effect on service and interest cost
 components of net periodic cost                          $ 72      $(76)
Effect on accumulated postretirement benefit obligation    359      (322)


Profit sharing plan - The profit sharing plan is a defined contribution plan with contributions made by the Company. The profit sharing plan is noncontributory at the employee level, except for the employees' option to contribute under a 401(k) savings plan available as part of the profit sharing plan.

Contributions are calculated using a formula based primarily upon the Company's earnings. Total contribution expense for 2001, 2000, and 1999 was approximately $4,200,000, $3,291,000 and $2,795,000, respectively.

Employee stock ownership plan - The ESOP is a defined contribution plan covering substantially all employees, with contributions made exclusively by the Company on a discretionary year-by-year basis. The expense was $300,000 for 2001 and was $100,000 for both 2000 and 1999.

Note M:   Other Noninterest Income

Other noninterest income at December 31 consisted of the following:

                                            2001           2000           1999
                                            ----           ----           ----
                                                     ( in thousands)

Fees on loans                             $ 3,517        $ 3,024        $ 2,841
Other                                       1,610          1,216          2,737
                                            -----          -----          -----
     Total                                $ 5,127        $ 4,240        $ 5,578
                                          =======        =======        =======


Note N:   Other Noninterest Expense

Other noninterest expense at December 31 consisted of the following:

                                          2001           2000           1999
                                          ----           ----           ----
                                                   ( in thousands)

Printing, postage and telephone        $  6,581       $  5,850       $  5,916
Marketing                                 6,951          4,862          4,760
Other real estate owned                     101            106            104
Other                                    16,918         13,771         14,415
                                         ------         ------         ------
     Total                             $ 30,551       $ 24,589       $ 25,195
                                       ========       ========       ========

Note O:   Income Taxes

The components of the provision for income taxes at December 31 were as follows:


                                            2001          2000          1999
                                            ----          ----          ----
                                                    ( in thousands)

Current
    Federal                              $ 21,822      $ 16,538      $ 12,305
    State                                   4,912         4,094         3,746
Deferred                                      317         3,825         5,091
                                              ---         -----         -----
          Total                          $ 27,051      $ 24,457      $ 21,142
                                         ========      ========      ========

A reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate at December 31 was as follows:

                                                 2001         2000        1999
                                                 ----         ----        ----
                                                        ( in thousands)

Tax at statutory rate                         $ 27,537     $ 24,583    $ 21,440
Plus state income tax, net of federal tax
  benefits                                       3,250        3,110       3,153
                                                 -----        -----       -----
                                                30,787       27,693      24,593
                                                ======       ======      ======
Less tax effect of:
    Interest on state and political
     subdivision securities                      3,011        2,890       2,939
    Other tax-exempt interest                    1,706        1,714       1,259
    Goodwill amortization                       (1,225)      (1,176)       (753)
    Other                                          244         (192)          6
                                                   ---         ----           -
                                                 3,736        3,236       3,451
                                                 -----        -----       -----
       Income tax expense                     $ 27,051     $ 24,457    $ 21,142
                                              ========     ========    ========

The following table sets forth the temporary differences comprising the net deferred taxes included with interest receivable and other assets on the consolidated balance sheet at December 31:


                                                          2001         2000
                                                          ----         ----
                                                           ( in thousands)

Deferred tax assets
      Provision for credit losses                      $ 21,298     $ 18,160
      Employee compensation and benefits accruals           (87)         771
      Deferred income                                     1,001          950
      Other                                                   9            9
                                                         ------       ------
          Total                                        $ 22,221     $ 19,890
                                                       ========     ========
Deferred tax liabilities
      Deferred expense                                 $  1,724     $  1,567
      Depreciation                                       20,674       17,355
      Unrealized gain on securities available-for-sale    3,325        1,046
      Other                                                  85          556
                                                             --          ---
          Total                                          25,808       20,524
                                                         ------       ------
Net deferred tax liabilities                           $  3,587     $    634
                                                       ========     ========


Note P:   Commitments and Contingencies

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations at December 31:

                                                  2001           2000
                                                  ----           ----
                                                    (in thousands)

Standby letters of credit                      $ 18,394       $ 26,567
Loan commitments                                848,391        586,873


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

Note Q:   Common Stock

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

At December 31, 2001 and 2000, 960,000 shares of redeemable class A stock were issued and outstanding. At December 31, 2001, these shares were subject to redemption at a price of $32.49 per share, which approximated book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. It is the Company's intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation.

Federal law prevents the Company and its non-bank subsidiaries from borrowing from the Subsidiary Banks unless the loans are secured by specified U.S. obligations. Further, the secured loans that may be made by Subsidiary Banks are generally limited in amount to 10% of the Subsidiary Bank's equity if made to the Company or any individual affiliate and 20% of the Subsidiary Bank's equity if made to all affiliates and the Company in the aggregate. At December 31, 2001, 2000 and 1999, no Subsidiary Banks had extended credit to the Company.

Payment of dividends to the Company by its Subsidiary Banks is subject to various limitations by bank regulators, which includes maintenance of certain minimum capital ratios. As of December 31, 2001, $22,336,000 of retained earnings of the Subsidiary Banks was available for distribution to the Company as dividends subject to these limitations. Approximately $17,995,000 was available for distribution without obtaining the prior approval of the appropriate bank regulator.

Note R: Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company meets all capital adequacy requirements to which it is subject.

The Company's and Subsidiary Banks' actual capital amounts and ratios as of December 31 are also presented below:

                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                           For Capital               Prompt Corrective
                                                    Actual              Adequacy Purposes            Action Provisions
                                             Amount        Ratio         Amount      Ratio           Amount       Ratio
                                             ------        -----         ------      -----           ------       -----
                                                                       (dollars in thousands)

As of December 31, 2001:
    Total capital (to risk
       weighted assets)
         Consolidated                        $ 398,719    11.19 %      $ 285,058 >    8.00 %          N/A
         Subsidiary Banks                    $ 388,413    10.86 %      $ 286,103 >    8.00 %       $ 357,629 >    10.00 %
    Tier I capital (to risk
       weighted assets)
         Consolidated                        $ 354,021     9.94 %      $ 142,529 >    4.00 %           N/A
         Subsidiary Banks                    $ 343,588     9.61 %      $ 143,051 >    4.00 %       $ 214,577 >     6.00 %
    Tier I capital (to
       average assets)
         Consolidated                        $ 354,021     7.27 %      $ 194,904 >    4.00 %           N/A
         Subsidiary Banks                    $ 343,588     7.18 %      $ 191,500 >    4.00 %       $ 239,375 >     5.00 %

As of December 31, 2000:
    Total capital (to risk
       weighted assets)
         Consolidated                        $ 341,979    11.28 %      $ 242,502 >    8.00 %           N/A
         Subsidiary Banks                    $ 330,283    11.41 %      $ 231,516 >    8.00 %       $ 289,395 >    10.00 %
    Tier I capital (to risk
       weighted assets)
         Consolidated                        $ 303,988    10.03 %      $ 121,251 >    4.00 %           N/A
         Subsidiary Banks                    $ 293,700    10.15 %      $ 115,758 >    4.00 %       $ 173,637 >     6.00 %
    Tier I capital (to
       average assets)
         Consolidated                        $ 303,988     7.51 %      $ 161,851 >    4.00 %           N/A
         Subsidiary Banks                    $ 293,700     7.29 %      $ 161,225 >    4.00 %       $ 201,531 >     5.00 %


The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board's implementation of FDICIA defines "well-capitalized" institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. The Company's Subsidiary Banks ratios in each of these categories met or exceeded the "well-capitalized" ratios as of December 31, 2001.

Note S:   Bremer Financial Corporation (Parent Company Only) Condensed
          Statements:

Balance Sheets
                                                                           December 31,
                                                                           ------------
                                                                        2001          2000
                                                                        ----          ----
                                                                          (in thousands)

Assets
    Cash and cash equivalents                                        $    149      $    221
    Investment securities available-for-sale                           17,814         3,987
    Investment in and advances to:
       Bank subsidiaries                                              454,754       342,477
       Non-bank subsidiaries                                           94,944        89,086
    Other assets                                                        6,215         3,960
                                                                        -----         -----
          Total assets                                               $573,876      $439,731
                                                                     ========      ========


Liabilities and Shareholders' Equity
    Short-term borrowings                                            $ 33,000      $ 15,000
    Long-term debt                                                     67,329        67,752
    Junior subordinated debentures issued to subsidiary trusts         78,867             -
    Accrued expenses and other liabilities                              4,768         2,940
    Redeemable class A common stock                                    31,193        28,324
    Shareholders' equity                                              358,719       325,715
                                                                      -------       -------
          Total liabilities and shareholders' equity                 $573,876      $439,731
                                                                     ========      ========


Statements of Income
                                                              Years Ended December 31,
                                                              ------------------------
                                                           2001         2000          1999
                                                           ----         ----          ----
                                                                   (in thousands)
Income
    Dividends from:
       Bank subsidiaries                                $ 47,330     $ 46,475      $ 29,049
       Non-bank subsidiaries                                 300        1,300         1,230
    Interest from subsidiaries                             4,737        5,107         4,288
    Interest income on taxable securities                    259          222             -
    Other income                                             504            -           354
                                                             ---                        ---
       Total income                                       53,130       53,104        34,921
Expenses
    Interest expense:
       Short-term borrowings                               1,344        2,112         3,479
       Long-term debt                                      5,700        5,736         1,149
       Junior subordinated debentures
           issued to subsidiary trusts                     5,137            -             -
    Salaries and benefits                                    961          792         1,505
    Operating expense paid to subsidiaries                 1,241          998         1,008
    Other operating expenses                               1,479        1,239         1,184
                                                           -----        -----         -----
       Total expenses                                     15,862       10,877         8,325
                                                          ------       ------         -----
       Income before income tax benefit                   37,268       42,227        26,596
    Income tax benefit                                     4,308        2,432         1,341
                                                           -----        -----         -----
       Income of parent company only                      41,576       44,659        27,937
    Equity in undistributed earnings of subsidiaries      10,050        1,122        12,174
                                                          ------        -----        ------
Net income                                              $ 51,626      $45,781      $ 40,111


Note S: Bremer Financial Corporation (Parent Company Only) Condensed Statements (continued):

Statements of Cash Flows
                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                     2001           2000           1999
                                                                     ----           ----           ----
                                                                               (in thousands)

Cash flows from operating activities
    Net income                                                   $  51,626      $  45,781      $  40,111
    Adjustments to reconcile net income to
       net cash provided by operating activities
          Equity in undistributed (earnings) of subsidiaries       (10,050)        (1,122)       (12,174)
          Depreciation and amortization                                744            662            858
          Other, net                                                  (860)           232         (1,357)
                                                                      ----            ---         ------
             Net cash provided by operating activities              41,460         45,553         27,438
                                                                    ------         ------         ------
Cash flows from investing activities
    Investment in and advances to subsidiaries, net               (104,949)       (23,290)       (59,226)
    Purchases of securities, net                                   (15,364)        (4,626)             -
    Proceeds from sales of securities                                1,537            639              -
                                                                     -----            ---
             Net cash used by investing activities                (118,776)       (27,277)       (59,226)
                                                                  --------        -------        -------
Cash flows from financing activities
    Short-term borrowings, net                                      18,000         (1,000)       (17,000)
    Proceeds of long-term debt                                           -              -         65,000
    Repayments of long-term debt                                      (423)          (424)          (423)
    Proceeds from issuance of junior subordinated debentures        78,867              -              -
    Dividends paid                                                 (19,200)       (16,680)       (15,840)
                                                                   -------        -------        -------
             Net cash (used) provided by financing activities       77,244        (18,104)        31,737
                                                                    ------        -------         ------
Increase (decrease) in cash and cash equivalents                       (72)           172            (51)
Cash and cash equivalents
    Beginning of year                                                  221             49            100
                                                                       ---             --            ---
    End of year                                                  $     149      $     221       $     49
                                                                 =========      =========       ========


Note T:   Quarterly Consolidated Financial Information(Unaudited):


                                                                             2001 Quarter Ended
                                                                             ------------------
                                                                (dollars in thousands, except per share data)
                                                         March 31         June 30        September 30     December 31
                                                         --------         -------        ------------     -----------
Interest income                                          $ 79,046         $ 83,349         $ 85,919         $ 80,764
Interest expense                                           41,988           41,968           40,299           33,157
Net interest income                                        37,058           41,381           45,620           47,607
Net income                                                 11,174           12,466           14,113           13,873
Per share of common stock
     Net income-basic and diluted                        $   0.93         $   1.04         $   1.18          $  1.15

                                                          2000 Quarter Ended
                                                     (dollars in thousands, except per share data)
                                                       March 31         June 30        September 30     December 31
Interest income                                          $ 72,697         $ 78,537         $ 81,642         $ 81,295
Interest expense                                           35,762           40,268           43,398           43,754
Net interest income                                        36,935           38,269           38,244           37,541
Net income                                                 11,016           11,062           11,676           12,027
Per share of common stock
     Net income-basic and diluted                        $   0.92         $   0.92         $   0.97         $   1.01

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Bremer Financial Corporation
Saint Paul, Minnesota

We have audited the accompanying consolidated balance sheets of Bremer Financial Corporation and subsidiaries (the Company), a subsidiary of the Otto Bremer Foundation, as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bremer Financial Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche

Minneapolis, Minnesota
January 21, 2002

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

No event requiring disclosure pursuant to this Item 9 has occurred during the two years ended December 31, 2001.

                                    PART III

Items 10 through 13 of the Form 10-K are omitted because the Company will file before April 30, 2002 a definitive Proxy Statement (the "Proxy Statement") conforming to Schedule 14A involving the election of directors. The information required by Items 10, 11, 12 and 13 of Part III of the Form 10-K are hereby incorporated by reference to such Proxy Statement.

                                     PART IV

14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) The following financial statements of Bremer Financial Corporation are part of this document under Item 8. Financial Statements and Supplementary Data:

           Consolidated Balance Sheets - December 31, 2001 and December 31, 2000

           Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999

           Consolidated Statements of Shareholders' Equity - Years ended December 31, 2001, 2000 and 1999

           Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

           Notes to Consolidated Financial Statements

           Independent Auditors' Report

     (2) Financial statement schedules are omitted as they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

     (3) The following exhibits are filed as a part of this report:

           10.1   Bremer Financial Corporation 2001 Variable Compensation Plan.

           12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

           21     Subsidiaries of the Company.

           99.1   Risk Factors.

The following exhibits are incorporated by reference to Exhibits 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 4.7 and 4.8, respectively, to Amendment No. 1 to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on April 30, 2001:

           4.1 Form of Indenture between Wilmington Trust Company and Bremer Financial Corporation.

           4.2 Form of Junior Subordinated Debenture (included as an exhibit to Exhibit 4.1).

           4.3    Certificate of Trust for Bremer Capital Trust I.

           4.4    Declaration of Trust for Bremer Capital Trust I.

           4.5 Form of Amended and Restated Declaration of Trust for Bremer Capital Trust I.

           4.6 Form of Capital Securities Certificate (included as an exhibit to Exhibit 4.5).

           4.7 Form of Capital Securities Guarantee Agreement between Bremer Financial Corporation and Wilmington Trust Company.

           4.8    Form of Supplemental Indenture.

The following exhibits are incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7, respectively, to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on April 9, 2001:

           10.2 Indenture dated as of February 22, 2001 by and between Bremer Financial Corporation, as issuer, and State Street Bank and Trust Company of Connecticut, National Association ("State Street Bank"), as trustee, with respect to the issuance of $16.5 million of 10.20% Junior Subordinated Deferrable Interest Debentures due 2031.

           10.3 Form of Junior Subordinated Deferrable Interest Debenture (included as Exhibit A to Exhibit 10.2).

           10.4 Certificate of Trust dated as of January 29, 2001 for Bremer Statutory Trust I.

           10.5 Declaration of Trust dated January 26, 2001 by and among Bremer Financial Corporation, State Street Bank (as trustee), and Robert B. Buck and Stuart F. Bradt (as administrators) for Bremer Statutory Trust I.

           10.6 Amended and Restated Declaration of Trust dated as of February 22, 2001 by and among State Street Bank (as institutional trustee), Bremer Financial Corporation (as sponsor) and Robert
                  B. Buck and Stuart F. Bradt (as administrators) for Bremer Statutory Trust I.

           10.7 Form of Capital Securities Certificate (included as Exhibit A-1 to Exhibit 10.6).

           10.8 Guarantee Agreement dated as of February 22, 2001 by and between Bremer Financial Corporation and State Street Bank.

The following exhibits are incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 21 and 99.4, respectively, to the Company's
Annual Report on Form 10-K for the year ended December 31, 2000:


           10.9 Bremer Financial Corporation 2000 Executive Annual Incentive Compensation Plan for President and CEO of Bremer Financial Corporation.

           10.10 Bremer Financial Corporation 2000 Executive Annual Incentive Compensation Plan for Community Banking Director.

           10.11 Bremer Financial Corporation 2000 Executive Annual Incentive Compensation Plan for Financial Services Director.

           10.12 Bremer Financial Corporation 2000 Executive Annual Incentive Compensation Plan for Chief Financial Officer, Chief Credit Officer, Chief Information Officer, and Retail Director.

           10.13  Bremer Financial Corporation 2000 Executive Annual
                  Incentive Compensation Plan for Human Resources Director, Marketing Director, Assistant Community Banking Director, and Risk Management Director.

           10.14 Bremer Financial Corporation Note Purchase Agreement dated November 1, 1999 - Series A Senior Notes, Tranche 1 and Series A Senior Notes, Tranche 2.

           10.15 Bremer Financial Corporation Credit Agreement dated October 21, 1997, as amended - unsecured revolving credit facility.

           10.16  Purchase and Assumption Agreement dated as of January 30,
                  2001.

The following exhibits are incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, and 10.6, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1999:

           10.17 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for Chairman of the Board of Bremer Financial Corporation.

           10.18 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for President and CEO of Bremer Financial Corporation.

           10.19 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for Community Banking Director.

           10.20 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for Financial Services Director.

           10.21 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for Chief Credit Officer, Chief Financial Officer, and Chief Information Officer.

           10.22 Bremer Financial Corporation 1999 Executive Annual Incentive Compensation Plan for other Senior Management Positions.

The following exhibits are incorporated by reference to Exhibits 3.1, 28.7, and 28.8, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1989:

           3.1    Bylaws of the Company in effect on the date hereof.

           99.2 The portion of the final Prospectus of the Company dated April 20, 1989 ("Prospectus"), which was filed with the SEC on April 20, 1989, entitled "Description of Capital Stock Description of Class A Common Stock - Restrictions on Transfer."

           99.3 The portion of the Prospectus entitled "Description of Capital Stock - Description of Class A Common Stock - First Call Option to Company" on page 64 of the Prospectus.

The following exhibits are incorporated by reference to Exhibits 3.1, 10.12, 10.13, 10.14, 10.15, and 10.16, respectively, to the Company's Registration Statement on Form S-1 filed with the SEC on February 10, 1989:

           3.2 Restated Articles of Incorporation of the Company in effect on the date hereof.

           10.23 Bremer Financial Corporation Employee Stock Ownership Plan and Trust Agreement.

           10.24 Bremer Banks Profit Sharing Plus Plan, as amended and restated effective January 1, 1986, and Amendment No. 1 thereto.

           10.25 Bremer Banks Profit Sharing Plus Trust Agreement dated October 1, 1986 and Amendment No. 1 thereto.

           10.26  Bremer Banks Retirement Plan as effective April 1, 1985.

           10.27 Bremer Banks Retirement Plan Trust Agreement (as revised and restated effective January 1, 1976).

The following exhibits are incorporated by reference to Exhibits 4.1, 4.2, and 28.1, respectively, to the Company's Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on March 29, 1989:

           4.9    Specimen of Stock Certificate evidencing Class A Common Stock.

           4.10   Specimen of Stock Certificate evidencing Class B Common Stock.

           99.4   Otto Bremer Foundation Trust Instrument dated May 22, 1944.

(b) The Company filed no Current Reports on Form 8-K during the fourth quarter of 2001, which ended December 31, 2001.

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


March 15, 2002.                    Bremer Financial Corporation


                                   By:    /s/Stan K. Dardis
                                          -----------------
                                          Stan K. Dardis
                                      Its President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on March 15, 2002 in the capacities indicated.


                                         /s/Stan K. Dardis
                                         -----------------
                                          Stan K. Dardis
                                      Its President and Chief Executive Officer
                                       and Director



                                         /s/Terry M. Cummings
                                      --------------------
                                           Terry M. Cummings
                                      Chairman of the Board and Director



                                         /s/William H. Lipschultz
                                         ------------------------
                                           William H. Lipschultz
                                      Vice President and Director



                                         /s/Charlotte S. Johnson
                                         -----------------------
                                          Charlotte S. Johnson
                                      Vice President and Director



                                         /s/Sherman Winthrop
                                         -------------------
                                           Sherman Winthrop
                                      Director



                                         /s/Daniel C. Reardon
                                         --------------------
                                           Daniel C. Reardon
                                       Vice President and Director



                                         /s/Patrick J. Donovan
                                         ---------------------
                                          Patrick J. Donovan
                                       Director



                                         /s/Robert B. Buck
                                         -----------------
                                           Robert B. Buck
                                       Executive Vice President and Chief
                                        Financial Officer (Principal Financial
                                        Officer)



                                         /s/Stuart F. Bradt
                                         ------------------
                                           Stuart F. Bradt
                                       Controller (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Description of Exhibits

           10.1   Bremer Financial Corporation 2001 Variable Compensation Plan.

           12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges

           21     Subsidiaries of the Company.

           99.1   Risk Factors