Form 10-Q
period 2002-03-31
BREMER FINANCIAL CORP
filed 2002-05-09
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002.

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

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

       445 Minnesota Street
     Suite 2000, St. Paul, MN                               55101-2107
(Address of principal executive offices)                    (Zip Code)

                                 (651) 227-7621
              (Registrant's telephone number, including area code)

                                 Not applicable.
                                 ---------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         As of March 31, 2002, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.


             BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                  FINANCIAL HIGHLIGHTS
    (dollars in thousands, except per share amounts)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                          2002         2001     Change
                                                          ----         ----     ------
Operating Results:
  Total interest income                               $   75,365   $   79,046    (4.66)%
  Total interest expense                                  27,573       41,988   (34.33)
                                                          ------       ------   ------
  Net interest income                                     47,792       37,058    28.97
  Provision for credit losses                              3,937        2,930    34.37
                                                           -----        -----    -----
  Net interest income after provision for credit losses   43,855       34,128    28.50
  Noninterest income                                      19,309       15,129    27.63
  Noninterest expense                                     39,553       32,074    23.32
                                                          ------       ------    -----
  Income before income tax expense                        23,611       17,183    37.41
  Income tax expense                                       7,910        6,009    31.64
                                                           -----        -----    -----
  Net income                                          $   15,701     $ 11,174    40.51 %
                                                      ==========     ========    =====

  Net income per share                                    $ 1.31       $ 0.93    40.51 %
  Dividends paid per share                                  0.40         0.40      -

  Tax equivalent net interest income                  $   49,890     $ 38,987    27.97 %
  Net charge-offs                                          2,272        2,576   (11.78)

Selected Financial Ratios:
  Return on average assets (1)                              1.30%        1.10%    0.20
  Return on average realized equity (2)(3)                 16.31        12.74     3.57
  Average realized equity to average assets (2)(3)          7.94         8.63    (0.69)
  Net interest margin (4)                                   4.42         4.10     0.32
  Operating efficiency ratio (4)(5)                        56.20        58.95    (2.75)
  Net charge-offs to average loans and leases               0.27         0.36    (0.09)

                                                       March 31     March 31              December 31
Balance Sheet Data:                                       2002         2001                    2001     Change
-------------------                                       ----         ----                    ----     ------
  Total assets                                        $4,924,598   $4,242,215    16.09 %   $5,094,064    (3.33)%
  Securities (6)                                       1,142,680    1,049,211     8.91      1,201,645    (4.91)
  Loans and leases (7)                                 3,461,905    2,923,126    18.43      3,498,839    (1.06)
  Total deposits                                       3,658,352    3,005,835    21.71      3,806,018    (3.88)
  Short-term borrowings                                  397,608      568,573   (30.07)       448,912   (11.43)
  Long-term debt                                         340,789      232,625    46.50        315,923     7.87
  Mandatorily redeemable preferred securities             76,500       16,500       NM         76,500      -
  Total shareholders' equity and redeemable Class A
      common stock                                       397,724      362,597     9.69        389,912     2.00
  Per share book value of common stock                     33.14        30.22     9.69          32.49     2.00

Asset Quality:
  Reserve for credit losses                             $ 55,381     $ 46,249    19.75 %     $ 53,716     3.10  %
  Nonperforming assets                                    29,831       18,317    62.86         22,422    33.04
  Nonperforming assets to total loans, leases
      and OREO                                              0.86%        0.63%    0.23           0.64 %   0.22
  Reserve to nonperforming loans and leases               194.94       323.76  (128.82)        258.17   (63.23)
  Reserve to total loans and leases                         1.60         1.58     0.02           1.54     0.06
----------

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

             BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
               SUMMARY BALANCE SHEET AND INCOME STATEMENT
                 (dollars in thousands)

                                                                                Three months ended March 31,
                                                                                ----------------------------
                                                                        2002                               2001
                                                                        ----                               ----
                                                                              Average                             Average
                                                              Average          Rate/              Average          Rate/
                                                              Balance        Yield (1)            Balance        Yield (1)
                                                              -------        ---------            -------        ---------
Summary Average Balance Sheet:
     Total loans and leases (2)                              $ 3,417,091           7.30  %        $2,880,836           9.09  %
     Total securities (3)                                      1,146,233           5.62              963,276           6.82
     Total other earning assets                                   18,478           1.98               16,460           5.27
                                                                  ------           ----               ------           ----
     Total interest earning assets (4)                       $ 4,581,802           6.86  %        $3,860,572           8.51  %
     Total noninterest earning assets                            334,221                             260,144
                                                                 -------                             -------
     Total assets                                            $ 4,916,023                          $4,120,716
                                                             ===========                          ==========
     Noninterest bearing deposits                              $ 544,453                           $ 383,867
     Interest bearing deposits                                 3,123,192           2.50  %         2,630,855           4.93  %
     Short-term borrowings                                       377,460           1.62              441,838           5.56
     Long-term debt                                              339,964           5.95              232,019           6.65
     Mandatorily redeemable preferred securities                  76,500           9.51                6,683          10.38
                                                                  ------           ----                -----          -----
     Total interest bearing liabilities                      $ 3,917,116           2.85  %        $3,311,395           5.14  %
     Other noninterest bearing liabilities                        60,487                              66,987
     Minority interest                                               150                                 150
     Total shareholders' equity and redeemable
         Class A common stock                                    393,817                             358,317
                                                                 -------                             -------
     Total liabilities and equity                            $ 4,916,023                          $4,120,716
                                                             ===========                          ==========

                                                                               Three months ended March 31
                                                                               ---------------------------
                                                                   2002           2001              $ Change        % Change
                                                                   ----           ----              --------        --------
Summary Income Statement:
     Total interest income                                      $ 75,365       $ 79,046             $ (3,681)         (4.66) %
     Total interest expense                                       27,573         41,988              (14,415)        (34.33)
                                                                  ------         ------              -------         ------
     Net interest income                                          47,792         37,058               10,734          28.97
     Provision for credit losses                                   3,937          2,930                1,007          34.37
                                                                   -----          -----                -----          -----
     Net interest income after provision for credit losses        43,855         34,128                9,727          28.50
     Service charges                                               6,641          5,893                  748          12.69
     Insurance                                                     2,408          2,356                   52           2.21
     Trust                                                         2,397          2,338                   59           2.52
     Brokerage                                                     1,386          1,001                  385          38.46
     Gain on sale of loans                                         2,363          1,154                1,209         104.77
     Gain on sale of securities                                    1,600          1,314                  286          21.77
     Other                                                         2,514          1,073                1,441         134.30
                                                                   -----          -----                -----         ------
         Total noninterest income                                 19,309         15,129                4,180          27.63
     Salaries and wages                                           17,494         14,678                2,816          19.19
     Employee benefits                                             4,862          3,751                1,111          29.62
     Occupancy                                                     2,573          2,197                  376          17.11
     Furniture and equipment                                       2,406          2,348                   58           2.47
     Data processing fees                                          2,179          1,925                  254          13.19
     FDIC premiums and examination fees                              448            376                   72          19.15
     Amortization of intangibles                                   2,096            935                1,161         124.17
     Other                                                         7,495          5,864                1,631          27.81
                                                                   -----          -----                -----          -----
         Total noninterest expense                                39,553         32,074                7,479          23.32
                                                                  ------         ------                -----          -----
     Income before income tax expense                             23,611         17,183                6,428          37.41
         Income tax expense                                        7,910          6,009                1,901          31.64
                                                                   -----          -----                -----          -----
     Net income                                                 $ 15,701       $ 11,174              $ 4,527          40.51  %
                                                                ========       ========              =======          =====

----------

(1)      Calculation is based on interest income including $2,098 and $1,929 for the three months ending March 2002 and March 2001 .
(2)      Net of unearned discount and includes nonaccrual loans and leases.
(3)      Excluding net unrealized gain (loss) on securities available-for-sale.
(4)      Before deducting the reserve for credit losses.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002


                                      INDEX


PART I --   FINANCIAL INFORMATION                                          Page

       Item 1.       Financial Statements                                     2

       Item 2.       Management's Discussion and Analysis of Financial       10
                     Condition and Results of Operations

       Item 3.       Quantitative and Qualitative Disclosure About           20
                     Market Risk

PART II --  OTHER INFORMATION

       Item 6.       Exhibits and Reports on Form 8-K                        21

       Signatures                                                            22

       Exhibit 12.1  Statement Regarding Computation of Ratio of             23
                     Earnings to Fixed Charges

Forward-Looking Statements

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities Exchange Act of 1934, as amended ("Exchange Act"). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in "Risk Factors" filed with the Annual Report on Form 10-K as Exhibit
99.1 on March 18, 2002 that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

Item 1.    Financial Statements

                                           BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                             (dollars in thousands, except share data)

                                                                                  March 31,         December 31,          March 31,
                                                                                     2002                2001                2001
                                                                                     ----                ----                ----
                                                                                (unaudited)                             (unaudited)
Assets
    Cash and due from banks                                                      $  136,718          $  213,101          $  148,110
    Interest bearing deposits                                                         4,211               4,250               4,706
    Investment securities available-for-sale                                        186,360             240,036             190,327
    Mortgage-backed securities available-for-sale                                   782,760             780,538             694,248
                                                                                    -------             -------             -------
         Total securities available-for-sale                                        969,120           1,020,574             884,575
    Investment securities held-to-maturity
     (fair value:  3/31/02 - $176,035, 12/31/01 - $183,570, 3/31/01 - $167,847 )    173,560             181,071             164,636
    Loans and leases                                                              3,463,015           3,500,288           2,926,200
      Reserve for credit losses                                                     (55,381)            (53,716)            (46,249)
      Unearned discount                                                              (1,110)             (1,449)             (3,074)
                                                                                     ------              ------              ------
         Net loans and leases                                                     3,406,524           3,445,123           2,876,877
    Interest receivable                                                              36,136              37,350              38,994
    Premises and equipment, net                                                      66,255              65,062              57,222
    Goodwill and other intangibles                                                  106,786             108,652              48,418
    Other assets                                                                     25,288              18,881              18,677
                                                                                     ------              ------              ------
Total assets                                                                     $4,924,598          $5,094,064          $4,242,215
                                                                                 ==========          ==========          ===========

Liabilities and Shareholders' Equity
    Noninterest bearing deposits                                                 $  562,552          $  656,651          $  406,486
    Interest bearing deposits                                                     3,095,800           3,149,367           2,599,349
                                                                                  ---------           ---------           ---------
         Total deposits                                                           3,658,352           3,806,018           3,005,835
    Federal funds purchased and repurchase agreements                               376,992             377,762             309,178
    Other short-term borrowings                                                      20,616              71,150             259,395
    Long-term debt                                                                  340,789             315,923             232,625
    Company obligated mandatorily redeemable
      preferred securities of subsidiary trusts
      holding junior subordinated debentures                                         76,500              76,500              16,500
    Accrued expenses and other liabilities                                           53,475              56,649              55,935
                                                                                     ------              ------              ------
Total liabilities                                                                 4,526,724           4,704,002           3,879,468
    Minority interests                                                                  150                 150                 150
    Redeemable class A common stock, 960,000 shares
      issued and outstanding                                                         31,818              31,193              29,008
    Shareholders' equity
      Common stock
         Class A, no par, 12,000,000 shares authorized;
           240,000 shares issued and outstanding                                         57                  57                  57
         Class B, no par, 10,800,000 shares authorized,
           issued and outstanding                                                     2,562               2,562               2,562
      Retained earnings                                                             361,526             351,497             327,529
      Accumulated other comprehensive income                                          1,761               4,603               3,441
                                                                                      -----               -----               -----
         Total shareholders' equity                                                 365,906             358,719             333,589
                                                                                    -------             -------             -------
Total liabilities and shareholders' equity                                       $4,924,598          $5,094,064          $4,242,215
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

                              BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                               (unaudited)
                                (in thousands, except per share amounts)

                                                                              For the Three Months Ended
                                                                                         March 31
                                                                                         --------
                                                                                 2002                  2001
                                                                                 ----                  ----

Interest income
     Loans and leases, including fees                                          $ 60,762             $ 63,910
     Securities
        Taxable                                                                  11,868               12,463
        Tax-exempt                                                                2,645                2,459
     Federal funds sold                                                              57                  159
     Other                                                                           33                   55
                                                                                     --                   --
          Total interest income                                                  75,365               79,046
                                                                                 ------               ------
Interest expense
     Deposits                                                                    19,284               31,957
     Federal funds purchased and repurchase agreements                            1,291                4,122
     Other short term borrowings                                                    220                1,935
     Long term debt                                                               4,985                3,803
     Company-obligated manditorily redeemable
        preferred securities of subsidiary trusts
        holding junior subordinated debentures                                    1,793                  171
                                                                                  -----                  ---
          Total interest expense                                                 27,573               41,988
                                                                                 ------               ------
        Net interest income                                                      47,792               37,058
     Provision for credit losses                                                  3,937                2,930
                                                                                  -----                -----
        Net interest income after provision for credit losses                    43,855               34,128
                                                                                 ------               ------
Noninterest income
     Service charges                                                              6,641                5,893
     Insurance                                                                    2,408                2,356
     Trust                                                                        2,397                2,338
     Brokerage                                                                    1,386                1,001
     Gain on sale of loans                                                        2,363                1,154
     Gain on sale of securities                                                   1,600                1,314
     Other                                                                        2,514                1,073
                                                                                  -----                -----
        Total noninterest income                                                 19,309               15,129
                                                                                 ------               ------
Noninterest expense
     Salaries and wages                                                          17,494               14,678
     Employee benefits                                                            4,862                3,751
     Occupancy                                                                    2,573                2,197
     Furniture and equipment                                                      2,406                2,348
     Data processing fees                                                         2,179                1,925
     FDIC premiums and examination fees                                             448                  376
     Amortization of intangibles                                                  2,096                  935
     Other                                                                        7,495                5,864
                                                                                  -----                -----
        Total noninterest expense                                                39,553               32,074
                                                                                 ------               ------
Income before income tax expense                                                 23,611               17,183
     Income tax expense                                                           7,910                6,009
                                                                                  -----                -----
Net income                                                                     $ 15,701             $ 11,174
                                                                               ========             ========
Per common share amounts:
     Net income-basic and diluted                                              $   1.31             $   0.93
     Dividends paid                                                                0.40                 0.40

See notes to consolidated financial statements.



                                                                   BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                     ( in thousands, except per share amounts)
                                                                                     (unaudited)

                                                                                    Accumulated
                                                                      Common Stock    Other
                                                                      ------------ Comprehensive Comprehensive Retained
                                                                   Class A Class B Income (Loss)    Income     Earnings     Total
                                                                   -----------------------------    ------     --------     -----

For the Three Months Ended March 31, 2001

Balance, December 31, 2000                                          $57    $2,562     $ 1,431                   $321,665   $325,715
     Comprehensive income
         Net income                                                                                   $11,174     11,174     11,174
         Other comprehensive income, net of tax:
         Unrealized gains on securities:
         Unrealized holding gains arising during the period                             2,973           2,973
         Less:  Reclassified adjustment for gains included in income                     (788)           (788)
                                                                                         ----            ----
         Other comprehensive income                                                     2,185           2,185                 2,185
                                                                                                        -----
         Comprehensive income                                                                          13,359
                                                                                                       ======
     Dividends, $.40 per share                                                                                    (4,800)    (4,800)
     Allocation of net income in excess of dividends and change in net unrealized gain (loss) on securities available-
         for-sale to redeemable class A common stock                                     (175)                      (510)      (685)
                                                                                         ----                       ----       ----
Balance, March 31, 2001                                             $57    $2,562     $ 3,441                   $327,529   $333,589
                                                                    ===    ======     =======                   ========   ========


For the Three Months Ended March 31, 2002

Balance, December 31, 2001                                          $57    $2,562     $ 4,603                   $351,497   $358,719
     Comprehensive income
         Net income                                                                                    $15,701    15,701     15,701
         Other comprehensive income, net of tax:
         Unrealized losses on securities:
         Unrealized holding losses arising during the period                           (2,129)          (2,129)
         Less:  Reclassified adjustment for gains included in income                     (960)            (960)
                                                                                         ----             ----
         Other comprehensive income                                                    (3,089)          (3,089)              (3,089)
                                                                                                        ------
         Comprehensive income                                                                          $12,612
                                                                                                       =======
     Dividends, $.40 per share                                                                                    (4,800)    (4,800)
     Allocation of net income in excess of dividends and change in net unrealized gain (loss) on securities available-
         for-sale to redeemable class A common stock                                      247                       (872)      (625)
                                                                                          ---                       ----       ----
Balance, March 31, 2002                                             $57    $2,562     $ 1,761                   $361,526   $365,906
                                                                    ===    ======     =======                   ========   ========

     See notes to consolidated financial statements.


                    BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (unaudited)
                                                                                                 For the Three Months
                                                                                                     Ended March 31,
                                                                                                     ---------------
                                                                                                2002               2001
                                                                                                ----               ----

Cash flows from operating activities
     Net income                                                                               $ 15,701           $11,174
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for credit losses                                                              3,937             2,930
        Depreciation and amortization                                                            4,800             2,839
        Gain on sale of securities                                                              (1,600)           (1,314)
        Gain on sale of other real estate owned, net                                              (138)              (15)
        Other assets and liabilities, net                                                       (7,535)           (3,439)
        Proceeds from loans originated for sale                                                 62,999            51,445
        Loans originated for sale                                                              (46,795)          (48,277)
                                                                                               -------           -------
Net cash provided by operating activities                                                       31,369            15,343
Cash flows from investing activities
     Interest bearing deposits, net                                                                 39             1,025
     Purchases of mortgage-backed securities                                                   (90,888)         (148,138)
     Purchases of available-for-sale investment securities                                     (75,275)           (9,092)
     Purchases of held-to-maturity securities                                                   (2,543)           (4,272)
     Proceeds from maturities of mortgage-backed securities                                     84,636            28,667
     Proceeds from maturities of available-for-sale investment securities                       18,537             3,482
     Proceeds from maturities of held-to-maturity securities                                    10,054             7,760
     Proceeds from sales of available-for-sale investment securities                           110,899            28,964
     Proceeds from sales of other real estate owned                                                406               213
     Loans and leases, net                                                                      18,458           (13,269)
     Purchase of premises and equipment                                                         (3,171)           (1,365)
                                                                                                ------            ------
Net cash provided by (used in) investing activities                                             71,152          (106,025)
Cash flows from financing activities
     Noninterest bearing deposits, net                                                         (94,099)          (50,085)
     Savings, NOW and money market accounts, net                                               (25,873)           24,097
     Certificates of deposits, net                                                             (27,694)          (75,005)
     Federal funds purchased and repurchase agreements,net                                        (770)          (19,137)
     Other short-term borrowings, net                                                          (50,534)          146,710
     Proceeds from issuance of long-term debt                                                   25,000                 -
     Repayments of long-term debt                                                                 (134)              (35)
     Proceeds from issuance of trust preferred securities                                            -            16,500
     Common stock dividends paid                                                                (4,800)           (4,800)
                                                                                                ------            ------
Net cash (used in) provided by financing activities                                           (178,904)           38,245
                                                                                              --------            ------
Net decrease in cash and due from banks                                                        (76,383)          (52,437)
     Cash and due from banks at beginning of period                                            213,101           200,547
                                                                                               -------           -------
     Cash and due from banks at end of period                                                $ 136,718          $148,110
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

Note B:   General

The consolidated financial statements include the accounts of Bremer Financial Corporation and subsidiaries. All material intercompany transactions and balances are eliminated in consolidation. The Company has not changed its accounting policies from those stated for the year ended December 31, 2001 included in its Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 18, 2002.


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

Note D:   Earnings Per Share Calculations

Basic and diluted earnings per common share have been computed using 12,000,000 common shares outstanding for all periods. The Company does not have any dilutive securities.

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

Note F:   Redeemable Class A Common Stock

At March 31, 2002, 960,000 shares of redeemable class A stock were issued and outstanding, subject to redemption at a price of $33.14 per share, which approximated book value, with the exception of shares held in the Company's ESOP, which were redeemable at a price of $40.00 per share as determined by an independent appraiser. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. It is the Company's intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation. Since January 1, 2002 and through March 31, 2002, options to call 66,477.7323 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's subsidiaries. During the same period, a total of 4,413 shares changed hands directly between individuals.

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

Note H:   Comprehensive Income

The Company reported comprehensive income for the first three months of 2002 of $12.6 million, compared to the $13.4 million reported for the same period in 2001. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on available-for-sale securities.

Note I:   Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17. The Company adopted SFAS No. 142 on January 1, 2002. Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives, will no longer be amortized into net income over an estimated useful life. However, these intangible assets will be tested for impairment at least annually based on specific guidance provided in the new standard. Management has performed a transitional impairment test on its goodwill assets and at this time does not expect an impairment loss to be recorded in 2002 as a result of this test. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and income per share would have been as follows:

                                                    Three Months Ended
                                                    ------------------
                                                03/31/02           03/31/01
                                                --------           --------
                                           (in thousands, except per share data)


 Reported net income                            $ 15,701            $11,174
 Add:  Goodwill amortization, net of tax               -                878
                                                     ---                ---

   Pro forma adjusted net income                $ 15,701            $12,052
                                                ========            =======

 Net income per share
   As reported                                  $   1.31             $ 0.93
   Add:  Goodwill amortization, net of tax             -               0.07
                                                    ----               ----

   Pro forma adjusted net income per share      $   1.31             $ 1.00
                                                ========             ======


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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 became effective for the Company on January 1, 2002 and did not have a material impact on its financial position or results of operations.

Note J:   Acquisitions

On May 11, 2001, the Company acquired from Firstar Corporation, Milwaukee, Wisconsin (the "Seller"), 11 of its Minneapolis/St. Paul branch locations and a portfolio of commercial loans and related deposits (the "Branch Acquisition"). This transaction was a result of the Seller's divestiture requirement related to its merger with U.S. Bancorp, Minneapolis, Minnesota. The 11 branch offices and the commercial loan portfolio that were acquired are now operated as part of the

Company's subsidiary bank charter in South St. Paul, Minnesota. The acquisition was accounted for as an acquisition of assets and assumption of liabilities and resulted in the recognition of a core deposit premium of approximately $20.0 million and approximately $45.0 million of other intangible assets.

The following pro forma financial information was prepared assuming the Branch Acquisition had been completed at January 1, 2001:


                                                    Three Months Ended
                                                    ------------------
                                                 03/31/02         03/31/01
                                                 --------         --------
                                           (in thousands, except per share data)

 Net Interest Income                             $ 47,792          $40,625
 Net Income (1)                                    15,701           11,474
 Net Income Per Share (1)                        $   1.31           $ 0.96

 (1) Pro forma information does not include the impact of nonrecurring charges associated with the acquisition.

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

Reserves for credit losses include charges to reduce the recorded balances of loans receivable and real estate to their estimated net realizable value or fair value, as applicable. Further information is described in the later section titled "- Financial Condition - Reserve for Credit Losses."

Investments in marketable equity and debt securities are classified into three categories - held-to-maturity, available-for-sale, or trading - pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of March 31, 2002, no investments were classified as trading securities. Held-to-maturity securities represent investments for which we have the ability and intent to hold to maturity and may be sold only under very limited circumstances. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities.

Overview

Earnings. We reported net income of $15.7 million or $1.31 basic and diluted earnings per share for the first quarter of 2002. This compares to $11.2 million or $.93 basic and diluted earnings per share in the first quarter of 2001. Return on average realized equity was 16.31% for the first quarter of 2002 compared to 12.74% for the same quarter of 2001. Realized equity excludes the impact of unrealized gains and losses associated with available-for-sale securities. Return on average assets increased to 1.30% in the first quarter of 2002 from 1.10% in the first quarter of 2001.

Results of Operations

Net Interest Income. Net interest income for the first quarter of 2002 was $47.8 million, an increase of 29.0% from the $37.1 million reported for the same period a year ago, as our net interest margin increased to 4.42% in the first quarter of 2002 from 4.10% in the first quarter of 2001. Reductions in the general level of interest rates and a migration of customer deposits to lower yielding products reduced the average cost of our interest bearing liabilities by 229 basis points when comparing the first quarter of 2002 with the first quarter of 2001. Meanwhile, the average yield on our earnings assets declined 165 basis points to 6.86% from 8.51% when comparing the same two periods.

Net interest income for the quarter was also positively impacted by a $536 million or 18.6% increase in average loans and leases, to $3.4 billion in the first quarter of 2002 from $2.9 billion in the first quarter of 2001. Contributing significantly to the growth in average loans over the last year was our May 2001 purchase of 11 bank branches in Minneapolis/St. Paul. This acquisition added approximately $320 million in loans and $715 million in deposits to our organization.

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities. In addition, the table shows resultant yields or costs, net interest income, net interest spread, and net interest margin:

                                                                          For the Three Months Ended March 31,
                                                                          ------------------------------------
                                                                                       (unaudited)
                                                                        2002                                 2001
                                                                        ----                                 ----
                                                                                Average                                 Average
                                                       Average                   Rate/         Average                   Rate/
                                                       Balance     Interest (1)  Yield         Balance    Interest (1)   Yield
                                                       -------     ------------  -----         -------    ------------   -----
                                                                                  (dollars in thousands)
Assets
Loans and Leases (2)
     Commercial and other                             $  845,973      $13,690     6.56%      $  708,025      $15,964      9.14%
     Commercial real estate                            1,034,829       18,992     7.44          806,819       17,755      8.92
     Agricultural                                        390,046        6,888     7.16          392,056        8,941      9.25
     Residential real estate                             714,368       12,977     7.37          591,436       12,907      8.85
     Consumer                                            334,994        6,817     8.25          300,715        7,084      9.55
     Tax-exempt                                           96,881        2,125     8.90           81,785        1,915      9.50
                                                          ------        -----                    ------        -----
        Total Loans and Leases                         3,417,091       61,489     7.30        2,880,836       64,566      9.09
     Reserve for Credit Losses                           (54,952)                               (46,743)
                                                         -------                                -------
        Net Loans and Leases                           3,362,139                              2,834,093
Securities (3)
     Mortgage-backed                                     765,482       10,579     5.60          603,424       10,029      6.74
     Other taxable                                       167,153        1,289     3.13          163,730        2,434      6.03
     Tax-exempt                                          213,598        4,016     7.63          196,122        3,732      7.72
                                                         -------        -----                   -------        -----
        Total Securities                               1,146,233       15,884     5.62          963,276       16,195      6.82
Federal funds sold                                        14,242           57     1.62           11,370          159      5.67
Other earning assets                                       4,236           33     3.16            5,090           55      4.38
                                                           -----           --                     -----           --
        Total Earning Assets (4)                      $4,581,802      $77,463     6.86%      $3,860,572      $80,975      8.51%
Cash and due from banks                                  138,262                                126,217
Other non interest earning assets                        250,911                                180,670
                                                         -------                                -------
        Total Assets                                  $4,916,023                             $4,120,716
                                                      ==========                             ==========

Liabilities and Shareholders' Equity
Noninterest bearing deposits                          $  544,453                             $  383,867
Interest bearing deposits
     Savings and NOW accounts                            410,716      $   524     0.52%         302,956      $   961      1.29%
     Money market checking                               235,529          149     0.26          160,190          339      0.86
     Money market savings                                986,650        2,669     1.10          690,914        8,224      4.83
     Savings certificates                              1,221,395       13,106     4.35        1,171,466       17,639      6.11
     Certificates over $100,000                          268,902        2,836     4.28          305,329        4,794      6.37
                       --------                          -------        -----                   -------        -----
        Total Interest Bearing Deposits                3,123,192       19,284     2.50        2,630,855       31,957      4.93
                                                       ---------                              ---------
        Total Deposits                                 3,667,645                              3,014,722
     Short-term borrowings                               377,460        1,511     1.62          441,838        6,057      5.56
     Long-term debt                                      339,964        4,985     5.95          232,019        3,803      6.65
     Company obligated mandatorily redeemable
        preferred securities                              76,500        1,793     9.51            6,683          171     10.38
                                                          ------        -----                     -----          ---
        Total Interest Bearing Liabilities            $3,917,116      $27,573     2.85%      $3,311,395      $41,988      5.14%
Other noninterest bearing liabilities                     60,487                                 66,987
                                                          ------                                 ------
        Total Liabilities                              4,522,056                              3,762,249
Minority Interest                                            150                                    150
Redeemable Class A Common Stock                           31,505                                 28,665
Shareholders' equity                                     362,312                                329,652
                                                         -------                                -------
        Total Liabilities and Equity                  $4,916,023                             $4,120,716
                                                      ==========                             ==========

Net interest income                                                   $49,890                                $38,987
                                                                      =======                                =======
Net interest spread                                                               4.00%                                   3.36%
Net interest margin                                                               4.42%                                   4.10%
----------

(1)  Interest income includes $2,098 and $1,929 in 2002 and 2001 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)  Net of unearned discount and includes nonaccrual loans and leases.
(3)  Excluding net unrealized gain (loss) on available-for-sale securities.
(4)  Before deducting the reserve for credit losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:


                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                                 2002 vs. 2001
                                                                                 -------------
                                                                               Increase (Decrease)
                                                                                Due to Change in
                                                                                ----------------
                                                                 Volume                Rate                Total
                                                                 ------                ----                -----
                                                                                  (in thousands)

Interest earning assets:
     Loans and leases (1)                                        $12,019              $(15,096)           $ (3,077)
     Taxable securities                                            2,688                (3,283)               (595)
     Tax-exempt securities (1)                                       333                   (49)                284
     Federal funds sold                                               40                  (142)               (102)
     Other interest earning assets                                    (9)                  (13)                (22)
                                                                      --                   ---                 ---
         Total interest earning assets                           $15,071              $(18,583)           $ (3,512)
                                                                 =======              ========            ========

Interest bearing liabilities:
     Savings and NOW accounts                                      $ 399                $ (836)             $ (437)
     Money market accounts                                         3,553                (9,298)             (5,745)
     Savings certificates                                            205                (6,696)             (6,491)
     Short-term borrowings                                          (883)               (3,663)             (4,546)
     Long-term debt                                                1,769                  (587)              1,182
     Mandatorily redeemable preferred securities                   1,673                   (51)              1,622
                                                                   -----                   ---               -----
         Total interest bearing liabilities                        6,716               (21,131)            (14,415)
                                                                   -----               -------             -------

Change in net interest income                                    $ 8,355               $ 2,548            $ 10,903
                                                                 =======               =======            ========

(1)      Interest income includes $2,098 and $1,929 in 2002 and 2001 to adjust to a fully taxable basis using the federal statutory rate of 35%.


Provision for Credit Losses. The provision for credit losses increased to $3.9 million for the first quarter of 2002 from $2.9 million for the same quarter in 2001. Net charge-offs were $2.3 million during the first quarter of 2002 compared to $2.6 million for the same period in 2001.

Noninterest Income. Noninterest income increased $4.2 million, or 27.6%, to $19.3 million for the first quarter of 2002 compared to $15.1 million for the first quarter of 2001. A significant contributor to the increase in noninterest income was the gain on sale of loans, which increased $1.2 million to $2.4 million in the first quarter of 2002 from $1.2 million in the first quarter of 2001, as residential mortgage loan activity remained strong. Service charges increased to $6.6 million in the first quarter of 2002 from $5.9 million in the first quarter of 2001, representing a $700 thousand or 12.7% increase, with our Minneapolis/St. Paul branch acquisition accounting for a large part of this increase. We also recorded a $1.6 million gain on the sale of investment securities in the first quarter of 2002, taking advantage of price appreciation in a portion of our securities portfolio. This gain compares to $1.3 million of securities gains recorded on the sale of securities in the first quarter of 2001. Other noninterest income of $2.5 million recorded in the first quarter of 2002 included more than $1.0 million of miscellaneous nonrecurring revenue. The following table summarizes the components of noninterest income:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                     2002                 2001
                                                     ----                 ----
                                                          (in thousands)

Service charges                                    $ 6,641              $ 5,893
Insurance                                            2,408                2,356
Trust                                                2,397                2,338
Brokerage                                            1,386                1,001
Gain on sale of loans                                2,363                1,154
Other recurring noninterest income                   1,485                1,038
                                                     -----                -----
     Recurring noninterest income                   16,680               13,780
Gain on sale of other assets                         1,029                   35
Gain on sale of securities                           1,600                1,314
                                                     -----                -----
     Total noninterest income                      $19,309             $ 15,129
                                                   =======             ========



Noninterest Expense. Noninterest expense increased $7.5 million, or 23.3%, to $39.6 million in the first quarter of 2002 from $32.1 million in the first quarter of 2001. Ongoing operating costs and the amortization of intangibles related to the branch acquisition contributed to the higher noninterest expense when comparing the first quarter 2002 results to the same period in 2001. While goodwill is no longer required to be amortized under current accounting rules, these rules still require the amortization of other acquired intangibles.

The following table summarizes the components of noninterest expense:

                                                 Three Months Ended March 31,
                                                   2002                 2001


Salaries and wages                               $17,494               $14,678
Employee benefits                                  4,862                 3,751
Occupancy                                          2,573                 2,197
Furniture and equipment                            2,406                 2,348
Printing, postage and telephone                    1,569                 1,322
Marketing                                          1,766                 1,141
Data processing fees                               2,179                 1,925
Professional fees                                  1,031                   792
Other real estate owned                               12                    46
FDIC premiums and examination fees                   448                   376
Amortization of intangibles                        2,096                   935
Other noninterest expense                          3,117                 2,563
                                                   -----                 -----
     Total noninterest expense                   $39,553               $32,074
                                                 =======               =======



A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. Our operating efficiency ratio was 56.2% for the first quarter of 2002 compared to 59.0% for the first quarter of 2001.

Income Taxes. The provision for income taxes was $7.9 million for the quarter ended March 31, 2002 compared to $6.0 million for the same period in 2001. Comparing the first quarter of 2002 to the same period in 2001, our effective tax rate decreased to 33.5% from 35.0% primarily as a result of lower taxable income calculated at the state level.

Financial Condition

Loan and Lease Portfolio.   The following table presents the components of our
gross loans and lease portfolio:

                                               At March 31, 2002                          At December 31, 2001
                                                            Percent of                                  Percent of
                                          Amount            Total Loans               Amount            Total Loans
                                                                     (in thousands)

Commercial and other                   $  880,743                25.4  %           $  883,099                25.2  %
Commercial real estate                    966,629                27.9                 957,318                27.3
      - Construction                       75,977                 2.2                  83,388                 2.4
Agricultural                              393,772                11.4                 417,069                11.9
Residential real estate                   696,771                20.1                 708,334                20.2
      - Construction                       16,775                 0.5                  19,300                 0.6
Consumer                                  334,408                 9.7                 334,472                 9.6
Tax-exempt                                 97,940                 2.8                  97,308                 2.8
                                           ------                 ---                  ------                 ---
      Total                            $3,463,015               100.0  %           $3,500,288               100.0  %
                                       ==========               =====              ==========               =====


Our total loan and lease portfolio was $3.5 billion at March 31, 2002 and at December 31, 2001. Only the commercial real estate non-construction component of the loan and lease portfolio showed a significant increase of $9.3 million during the first quarter of 2002. This increase was offset by declines in most of the other loan and lease categories. A large portion of the decrease in the residential real estate portfolio was the result of strong secondary market sales, the gain on which is reflected in noninterest income.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets were $29.8 million at March 31, 2002, an increase of $7.4 million or 33.0% from the $22.4 million level at December 31, 2001. Nonperforming assets as a percentage of total loans, leases and OREO increased to .86% as of March 31, 2002 from .64% as of December 31, 2001. While these increases are largely the result of a weaker economic environment, most of the $7.4 million increase in nonperforming assets since year end 2001 can be attributed to a single commercial credit, for which loan loss reserves had previously been provided. Accruing loans and leases 90 days or more past due totaled $2.6 million at March 31, 2002 compared to $3.0 million at December 31, 2001.

Our nonperforming assets are summarized in the following table:


                                                          March 31   December 31
                                                          --------   -----------
                                                             2002       2001
                                                             ----       ----
                                                          (dollars in thousands)

Nonaccrual loans and leases                                $27,411      $20,307
Restructured loans and leases                                  998          499
                                                               ---          ---
  Total nonperforming loans and leases                      28,409       20,806
Other real estate owned (OREO)                               1,422        1,616
                                                             -----        -----
  Total nonperforming assets                               $29,831      $22,422
                                                           =======      =======

Accruing loans and leases 90 days or more past due         $ 2,642      $ 2,995
                                                           =======      =======

Nonperforming loans and leases to total loans and leases      0.82%        0.60%
Nonperforming assets to total loans, leases and OREO          0.86         0.64
Nonperforming assets and accruing loans and leases 90
  days or more past due to total loans, leases and OREO       0.94         0.73


Reserve for Credit Losses. At March 31, 2002, the reserve for credit losses was $55.4 million, an increase of $1.7 million or 3.1% from the balance of $53.7 million at December 31, 2001. At March 31, 2002, the reserve for credit losses as a percentage of total loans and leases was 1.60% compared to 1.54% at December 31, 2001.

Activity in the reserve for the following periods is shown in the following table:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                2002                     2001
                                                ----                     ----


Balance at beginning of period               $ 53,716                 $ 45,895
Charge-offs:
      Commercial and other                      2,347                    2,142
      Commercial real estate                        7                       60
      Agricultural                                 28                       78
      Residential real estate                      35                      122
      Consumer                                    593                      551
                                                  ---                      ---
           Total charge-offs                    3,010                    2,953
Recoveries:
      Commercial and other                        488                      164
      Commercial real estate                       46                       38
      Agricultural                                 22                       56
      Residential real estate                      21                       11
      Consumer                                    161                      108
                                                  ---                      ---
           Total recoveries                       738                      377
                                                  ---                      ---
Net charge-offs                                 2,272                    2,576
Provision for credit losses                     3,937                    2,930
                                                -----                    -----
Balance at end of period                     $ 55,381                 $ 46,249
                                             ========                 ========
Average loans and leases                   $3,417,091              $ 2,880,836
Annualized net charge-offs to average
  loans and leases                               0.27%                    0.36%

----------
Reserve as a percentage of:
      Period-end loans and leases                1.60%                    1.58%
      Nonperforming loans and leases           194.94                   323.76
      Nonperforming assets                     185.65                   252.49

Securities. Our investment portfolio, including available-for-sale securities and held-to-maturity securities, decreased to $1.1 billion at March 31, 2002 from $1.2 billion at December 31, 2001. The decrease in the total portfolio of approximately $59.0 million was largely in U. S. agency securities available-for-sale. We took advantage of price appreciation and sold a portion of the securities portfolio, resulting in a $1.6 gain on sale of securities. We reinvested approximately 50% of the $110.9 million in total sale proceeds in other securities during the quarter and utilized the rest of the funds received from the sale to reduce short-term borrowings.

Deposits. Total deposits were $3.7 billion at March 31, 2002 compared to $3.8 billion at December 31, 2001. Noninterest bearing deposits decreased $94.1 million, or 14.3%, to $562.6 million at March 31, 2002 from $656.7 million at December 31, 2001. Interest bearing deposits decreased $53.6 million, or 1.7%, to $3.1 billion at March 31, 2002 compared to December 31, 2001.

Borrowings. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank ("FHLB") advances, and an unsecured revolving credit facility, decreased $51.3 million or 11.4% to $397.6 million at March 31, 2002 from $448.9 million at December 31, 2001.

Long-term debt. Long-term debt consists primarily of FHLB advances and $65.0 million of privately-placed senior debt. FHLB advances increased $24.9 million to $273.5 million at March 31, 2002 from $248.6 million at December 31, 2001. The increase is part of our asset/liability management strategy to match fund longer term loans with longer term liabilities.

Company Obligated Mandatorily Redeemable Preferred Securities. The $76.5 million in outstanding Company Obligated Mandatorily Redeemable Preferred Securities at March 31, 2002 qualifies as Tier I capital under guidelines of the Federal Reserve.

Capital Management. The following table compares our consolidated capital ratios with the minimum requirements for well capitalized and adequately capitalized banks as of March 31, 2002:

                                                                       Minimum Requirements
                                                                       --------------------
                                             March 31  December 31      Well      Adequately
                                               2002       2001      Capitalized   Capitalized
                                               ----       ----      -----------   -----------
Tier I capital to risk-weighted assets        10.39 %     9.94 %        6.00 %        4.00 %
Total capital to risk-weighted assets         11.64      11.19         10.00          8.00
Tier I capital to average tangible assets      7.64       7.27          5.00          4.00


We have maintained our capital at the well-capitalized level in each of these categories in the past and expect to do so in the future. The capital ratios of the subsidiary banks in each of these categories met or exceeded the well-capitalized ratios as of March 31, 2002.

Commitments and Contingencies. There have been no material changes in our outstanding commitments and contingencies since those reported at December 31, 2001 in the Form 10-K for 2001.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2001 in the 2001 Form #10-K.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 2002 or during the period from March 31, 2002 to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2002                     BREMER FINANCIAL CORPORATION


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