Form 10-Q
period 2002-06-30
BREMER FINANCIAL CORP
filed 2002-08-13
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002.

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________

                         Commission file number 0-18342
                          Bremer Financial Corporation
 ------------------------------------------------------------------------------
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

Yes    X          No  _____
     --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of June 30, 2002, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.


                                            BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                                         FINANCIAL HIGHLIGHTS
                                           (dollars in thousands, except per share amounts)
                                                Three months ended June 30,                   Six months ended June 30,
                                                ---------------------------                   -------------------------
                                                    2002            2001        Change           2002          2001        Change
                                                    ----            ----        ------           ----          ----        ------
Operating Results:
  Total interest income                        $   74,878      $   83,349       (10.16) %   $  150,243     $ 162,395        (7.48) %
  Total interest expense                           26,081          41,968       (37.86)         53,654        83,956       (36.09)
                                                   ------          ------       ------          ------        ------       ------
  Net interest income                              48,797          41,381        17.92          96,589        78,439        23.14
  Provision for credit losses                       2,927           2,023        44.69           6,864         4,952        38.61
                                                    -----           -----        -----           -----         -----        -----
  Net interest income after provision for
     credit losses                                 45,870          39,358        16.55          89,725        73,487        22.10
  Noninterest income                               16,738          16,525         1.29          36,047        31,654        13.88
  Noninterest expense                              39,585          37,088         6.73          79,138        69,162        14.42
                                                   ------          ------         ----          ------        ------        -----
  Income before income tax expense                 23,023          18,795        22.50          46,634        35,979        29.61
  Income tax expense                                7,659           6,329        21.01          15,569        12,339        26.18
                                                    -----           -----        -----          ------        ------        -----
  Net income                                   $   15,364      $   12,466        23.25  %   $   31,065      $ 23,640        31.41  %
                                               ==========      ==========        =====      ==========      ========        =====

  Net income per share                             $ 1.28      $     1.04        23.25  %   $     2.59        $ 1.97        31.41  %
  Dividends paid per share                           0.40            0.40            -            0.80          0.80            -

  Tax equivalent net interest income           $   50,797      $   43,379        17.10  %   $  100,686      $ 82,364        22.25  %
  Net charge-offs                                     923             876         5.37           3,195         3,451        (7.42)

Selected Financial Ratios:
  Return on average assets (1)                       1.26  %         1.09  %      0.17            1.27  %       1.10  %      0.17
  Return on average realized equity (2)(3)          15.36           13.79         1.57           15.83         13.26         2.57
  Average realized equity to average
     assets (2)(3)                                   8.17            7.92         0.25            8.05          8.26        (0.21)
  Net interest margin (4)                            4.45            4.07         0.38            4.43          4.08         0.35
  Operating efficiency ratio (4)(5)                 55.68           59.38        (3.70)          55.94         59.15        (3.21)
  Net charge-offs to average loans and leases        0.11            0.11         0.00            0.19          0.23        (0.04)

                                                 June 30         June 30                   December 31
                                                   2002            2001                       2001            Change
                                                   ----            ----                       ----            ------
Balance Sheet Data:
  Total assets                                 $5,071,460      $4,930,500         2.86  %   $5,094,064         (0.44)
  Securities (6)                                1,122,754       1,195,977        (6.12)      1,201,645         (6.57)
  Loans and leases (7)                          3,613,731       3,376,119         7.04       3,498,839          3.28
  Total deposits                                3,620,640       3,702,695        (2.22)      3,806,018         (4.87)
  Short-term borrowings                           531,978         488,842         8.82         448,912         18.50
  Long-term debt                                  335,930         232,201        44.67         315,923          6.33
  Mandatorily redeemable preferred securities      76,500          76,500            -          76,500             -
  Total shareholders' equity and redeemable
     Class A common stock                         415,287         370,887        11.97         389,912          6.51
  Per share book value of common stock              34.61           30.91        11.97           32.49          6.51
Asset Quality:
  Reserve for credit losses                      $ 57,385        $ 51,396        11.65  %     $ 53,716          6.83
  Nonperforming assets                             30,062          17,797        68.92          22,422         34.07
  Nonperforming assets to total loans, leases
     and OREO                                        0.83  %         0.53  %      0.30            0.64          0.19
  Reserve to nonperforming loans and leases        204.05          300.70       (96.65)         258.17        (54.12)
  Reserve to total loans and leases                  1.59            1.52         0.07            1.54          0.05

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

                                         SUMMARY BALANCE SHEET AND INCOME STATEMENT
                                                   (dollars in thousands)
                                                      Three months ended June 30,                   Six months ended June 30,
                                                      ---------------------------                   -------------------------
                                                2002                   2001                   2002                    2001
                                                ----                   ----                   ----                    ----
                                                    Average                Average                Average                  Average
                                       Average       Rate/      Average     Rate/      Average     Rate/       Average       Rate/
                                       Balance      Yield(1)    Balance    Yield(1)    Balance    Yield(1)     Balance     Yield(1)
                                       -------      --------    -------    --------    -------    --------     -------     --------
Summary Average Balance Sheet:
 Total loans and leases (2)           $3,506,043       7.07%  $3,147,338     8.66%    $3,461,812      7.18%   $3,014,823      8.86 %
 Total securities (3)                  1,050,120       5.70    1,105,792     6.25      1,097,911      5.66     1,034,929      6.51
 Total other earning assets               24,215       2.02       18,641     4.30         21,363      2.00        17,556      4.77
                                          ------                  ------                  ------                  ------
 Total interest earning assets (4)    $4,580,378       6.73%  $4,271,771     8.01%    $4,581,086      6.79%    4,067,308      8.25%
 Total noninterest earning assets        327,739                 307,669                 332,464                 284,493
                                         -------                 -------                 -------                 -------
 Total assets                         $4,908,117              $4,579,440              $4,913,550              $4,351,801
                                      ==========              ==========              ==========              ==========
 Noninterest bearing deposits         $  554,166              $  444,346              $  549,336              $  414,274
 Interest bearing deposits             3,077,869       2.31%   2,931,778     4.31%     3,100,405      2.41%    2,782,148      4.60 %
 Short-term borrowings                   396,676       1.58      487,929     4.50        387,121      1.60       465,011      5.00
 Long-term debt                          337,356       5.92      232,417     6.55        338,653      5.94       232,077      6.60
 Mandatorily redeemable preferred
   securities                             76,500       9.41       51,951     9.51         76,500       9.46       29,583      9.56
                                          ------                  ------                  ------                  ------
 Total interest bearing liabilities   $3,888,401       2.69%  $3,704,075     4.54%    $3,902,679       2.77%  $3,508,819      4.83 %
 Other noninterest bearing liabilities    58,895                  64,127                  58,786                  66,095
 Minority interest                           150                     150                     150                     150
 Total shareholders' equity and
   redeemable Class A common stock       406,505                 366,742                 402,599                 362,463
                                         -------                 -------                 -------                 -------
 Total liabilities and equity         $4,908,117              $4,579,440              $4,913,550              $4,351,801
                                      ==========              ==========              ==========              ==========

                                                Three months ended June 30,                       Six months ended June 30,
                                                ---------------------------                       -------------------------
                                           2002       2001      $ Change  % Change         2002       2001      $ Change   % Change
                                           ----       ----      --------  --------         ----       ----      --------   --------
Summary Income Statement:
 Total interest income                $   74,878    $83,349   $   (8,471)  (10.16)%   $  150,243   $162,395   $  (12,152)    (7.48)%
 Total interest expense                   26,081     41,968      (15,887)  (37.86)        53,654     83,956      (30,302)   (36.09)
                                          ------     ------      -------                  ------     ------      -------
 Net interest income                      48,797     41,381        7,416    17.92         96,589     78,439       18,150     23.14
 Provision for credit losses               2,927      2,023          904    44.69          6,864      4,952        1,912     38.61
                                           -----      -----          ---                   -----      -----        -----
 Net interest income after provision
   for credit losses                      45,870     39,358        6,512    16.55         89,725     73,487       16,238     22.10
 Service charges                           7,117      6,816          301     4.42         13,758     12,709        1,049      8.25
 Insurance                                 2,262      2,229           33     1.48          4,670      4,585           85      1.85
 Trust                                     2,404      2,341           63     2.69          4,801      4,679          122      2.61
 Brokerage                                 1,332      1,207          125    10.36          2,718      2,208          510     23.10
 Gain on sale of loans                     1,938      2,470         (532)  (21.54)         4,301      3,625          676     18.65
 Gain on sale of securities                  326         26          300       NM          1,926      1,339          587     43.84
 Other                                     1,359      1,436          (77)   (5.36)         3,873      2,509        1,364     54.36
                                           -----      -----          ---                   -----      -----        -----
    Total noninterest income              16,738     16,525          213     1.29         36,047     31,654        4,393     13.88
 Salaries and wages                       17,941     16,081        1,860    11.57         35,435     30,759        4,676     15.20
 Employee benefits                         4,559      3,810          749    19.66          9,422      7,560        1,862     24.63
 Occupancy                                 2,573      2,329          244    10.48          5,146      4,526          620     13.70
 Furniture and equipment                   2,341      2,471         (130)   (5.26)         4,747      4,818          (71)    (1.47)
 Data processing fees                      2,341      2,196          145     6.60          4,520      4,121          399      9.68
 FDIC premiums and examination fees          438        382           56    14.66            886        758          128     16.89
 Amortization of goodwill and other
   intangibles                             2,095      1,518          577    38.01          4,192      2,453        1,739     70.89
 Other                                     7,297      8,301       (1,004)  (12.09)        14,790     14,167          623      4.40
                                           -----      -----       ------                  ------     ------          ---
    Total noninterest expense             39,585     37,088        2,497     6.73         79,138     69,162        9,976     14.42
                                          ------     ------        -----                  ------     ------        -----
 Income before income tax expense         23,023     18,795        4,228    22.50         46,634     35,979       10,655     29.61
    Income tax expense                     7,659      6,329        1,330    21.01         15,569     12,339        3,230     26.18
                                           -----      -----        -----                  ------     ------        -----
 Net income                           $   15,364    $12,466   $    2,898    23.25  %  $   31,065   $ 23,640   $    7,425     31.41 %
                                      ==========    =======   ==========    =====     ==========   ========   ==========     =====

(1)    Calculation is based on interest income including $2,000 and $1,998 for the three months ending June 2002 and June 2001 and $4,097 and $3,925 for the six months ending June 2002 and June 2001 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)    Net of unearned discount and includes nonaccrual loans and leases.
(3)    Excluding net unrealized gain (loss) on securities available-for-sale.
(4)    Before deducting the reserve for credit losses.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2002

                                      INDEX

PART I --  FINANCIAL INFORMATION                                         Page
                                                                         ----

           Item 1.       Financial Statements                               2

           Item 2.       Management's Discussion and Analysis of           11
                         Financial Condition and Results of Operations

           Item 3.       Quantitative and Qualitative Disclosure About     22
                         Market Risk

PART II -- OTHER INFORMATION

           Item 6.       Exhibits and Reports on Form 8-K                  23

           Signatures                                                      24

           Exhibit 12.1  Statement Regarding Computation of Ratio of       25
                               Earnings to Fixed Charges

           Exhibit 99.1  Certification Pursuant to 18 U.S.C. Section       26
                         1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.2  Certification Pursuant to 18 U.S.C. Section       27
                         1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Item 1.   Financial Statements

                                     BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                        (dollars in thousands, except share data)

                                                                                        June 30,        December 31,       June 30,
                                                                                          2002              2001             2001
                                                                                          ----              ----             ----
                                                                                       (unaudited)                       (unaudited)
Assets
    Cash and due from banks                                                           $   161,780       $   213,101     $   168,447
    Interest bearing deposits                                                               4,175             4,250           4,310
    Investment securities available-for-sale                                              112,747           240,036         206,819
    Mortgage-backed securities available-for-sale                                         839,022           780,538         811,025
                                                                                          -------           -------         -------
        Total securities available-for-sale                                               951,769         1,020,574       1,017,844
    Investment securities held-to-maturity
     (fair value:  6/30/02 - $176,761, 12/31/01 - $183,570, 6/30/01 - $182,080 )          170,985           181,071         178,133
    Loans and leases                                                                    3,614,575         3,500,288       3,378,573
     Reserve for credit losses                                                            (57,385)          (53,716)        (51,396)
     Unearned discount                                                                       (844)           (1,449)         (2,454)
                                                                                             ----            ------          ------
        Net loans and leases                                                            3,556,346         3,445,123       3,324,723
    Interest receivable                                                                    34,248            37,350          39,502
    Premises and equipment, net                                                            65,694            65,062          67,471
    Goodwill and other intangibles                                                        104,713           108,652         112,048
    Other assets                                                                           21,750            18,881          18,022
                                                                                           ------            ------          ------
Total assets                                                                          $ 5,071,460       $ 5,094,064     $ 4,930,500
                                                                                      ===========       ===========     ===========

Liabilities and Shareholders' Equity
    Noninterest bearing deposits                                                      $   576,724       $   656,651     $   506,234
    Interest bearing deposits                                                           3,043,916         3,149,367       3,196,461
                                                                                        ---------         ---------       ---------
        Total deposits                                                                  3,620,640         3,806,018       3,702,695
    Federal funds purchased and repurchase agreements                                     423,978           377,762         344,208
    Other short-term borrowings                                                           108,000            71,150         144,634
    Long-term debt                                                                        335,930           315,923         232,201
    Company obligated mandatorily redeemable
     preferred securities of subsidiary trusts
     holding junior subordinated debentures                                                76,500            76,500          76,500
    Accrued expenses and other liabilities                                                 90,975            56,649          59,225
                                                                                           ------            ------          ------
Total liabilities                                                                       4,656,023         4,704,002       4,559,463
    Minority interests                                                                        150               150             150
    Redeemable class A common stock, 960,000 shares
     issued and outstanding                                                                33,223            31,193          29,671
    Shareholders' equity
     Common stock
        Class A, no par, 12,000,000 shares authorized;
          240,000 shares issued and outstanding                                                57                57              57
        Class B, no par, 10,800,000 shares authorized,
          issued and outstanding                                                            2,562             2,562           2,562
     Retained earnings                                                                    371,245           351,497         334,582
     Accumulated other comprehensive income                                                 8,200             4,603           4,015
                                                                                            -----             -----           -----
        Total shareholders' equity                                                        382,064           358,719         341,216
                                                                                          -------           -------         -------
Total liabilities and shareholders' equity                                            $ 5,071,460       $ 5,094,064     $ 4,930,500
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


                                    BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (unaudited)
                                       (in thousands, except per share amounts)

                                                      For the Three Months Ended      For the Six Months Ended
                                                              June 30,                        June 30,
                                                              --------                        --------
                                                          2002           2001             2002            2001
                                                          ----           ----             ----            ----

Interest income
    Loans and leases, including fees                   $ 61,108        $ 67,257       $ 121,870       $ 131,167
    Securities
      Taxable                                            11,197          13,325          23,065          25,788
      Tax-exempt                                          2,451           2,567           5,096           5,025
    Federal funds sold                                       85             146             142             305
    Other                                                    37              54              70             110
                                                             --              --              --             ---
        Total interest income                            74,878          83,349         150,243         162,395
Interest expense
    Deposits                                             17,744          31,469          37,028          63,426
    Federal funds purchased and repurchase agreements     1,385           3,235           2,676           7,357
    Other short-term borrowings                             175           2,236             395           4,171
    Long-term debt                                        4,983           3,796           9,968           7,599
    Company obligated mandatorily redeemable
      preferred securities of subsidiary trusts
      holding junior subordinated debentures              1,794           1,232           3,587           1,403
                                                          -----           -----           -----           -----
        Total interest expense                           26,081          41,968          53,654          83,956
                                                         ------          ------          ------          ------
      Net interest income                                48,797          41,381          96,589          78,439
    Provision for credit losses                           2,927           2,023           6,864           4,952
      Net interest income after provision for credit
       losses                                            45,870          39,358          89,725          73,487
Noninterest income
    Service charges                                       7,117           6,816          13,758          12,709
    Insurance                                             2,262           2,229           4,670           4,585
    Trust                                                 2,404           2,341           4,801           4,679
    Brokerage                                             1,332           1,207           2,718           2,208
    Gain on sale of loans                                 1,938           2,470           4,301           3,625
    Gain on sale of securities                              326              26           1,926           1,339
    Other                                                 1,359           1,436           3,873           2,509
                                                          -----           -----           -----           -----
      Total noninterest income                           16,738          16,525          36,047          31,654
Noninterest expense
    Salaries and wages                                   17,941          16,081          35,435          30,759
    Employee benefits                                     4,559           3,810           9,422           7,560
    Occupancy                                             2,573           2,329           5,146           4,526
    Furniture and equipment                               2,341           2,471           4,747           4,818
    Data processing fees                                  2,341           2,196           4,520           4,121
    FDIC premiums and examination fees                      438             382             886             758
    Amortization of intangibles                           2,095           1,518           4,192           2,453
    Other                                                 7,297           8,301          14,790          14,167
                                                          -----           -----          ------          ------
      Total noninterest expense                          39,585          37,088          79,138          69,162
                                                         ------          ------          ------          ------
Income before income tax expense                         23,023          18,795          46,634          35,979
    Income tax expense                                    7,659           6,329          15,569          12,339
                                                          -----           -----          ------          ------
Net income                                             $ 15,364        $ 12,466        $ 31,065        $ 23,640
                                                       ========        ========        ========        ========
    Per common share amounts:
      Net income-basic and diluted                     $   1.28        $   1.04        $   2.59        $   1.97
      Dividends paid                                       0.40            0.40            0.80            0.80

See notes to consolidated financial statements.

                                             BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               ( in thousands, except per share amounts)
                                                             (unaudited)

                                                                                 Accumulated
                                                                  Common Stock      Other
                                                                  ------------   Comprehensive Comprehensive  Retained
                                                                Class A  Class B Income (Loss)     Income     Earnings     Total
                                                                -------  ------- -------------     ------     --------     -----


For the Six Months Ended June 30, 2001

Balance, December 31, 2000                                         $57   $2,562      $ 1,431                    $321,665   $325,715
    Comprehensive income
       Net income                                                                                   $23,640       23,640     23,640
       Other comprehensive income, net of tax:
       Unrealized gains on securities:
       Unrealized holding gains arising during the period                              3,612          3,612
       Less:  Reclassified adjustment for gains included in income                      (803)          (803)
                                                                                        ----           ----
       Other comprehensive income                                                      2,809          2,809                   2,809
                                                                                                      -----
       Comprehensive income                                                                          26,449
                                                                                                     ======
    Dividends, $.80 per share                                                                                     (9,600)    (9,600)
    Allocation of net income in excess of dividends and change in net unrealized gain (loss) on securities available-
       for-sale to redeemable class A common stock                                      (225)                     (1,123)    (1,348)
                                                                  ----     ----         ----                      ------     ------
Balance, June 30, 2001                                             $57   $2,562      $ 4,015                    $334,582   $341,216
                                                                   ===   ======      =======                    ========   ========


For the Six Months Ended June 30, 2002

Balance, December 31, 2001                                         $57   $2,562      $ 4,603                    $351,497   $358,719
    Comprehensive income
       Net income                                                                                   $31,065       31,065     31,065
       Other comprehensive income, net of tax:
       Unrealized losses on securities:
       Unrealized holding gains arising during the period                              5,066          5,066
       Less:  Reclassified adjustment for gains included in income                    (1,156)        (1,156)
                                                                                      ------         ------
       Other comprehensive income                                                      3,910          3,910                   3,910
                                                                                                      -----
       Comprehensive income                                                                         $34,975
                                                                                                    =======
    Dividends, $.80 per share                                                                                     (9,600)    (9,600)
    Allocation of net income in excess of dividends and change in net unrealized gain (loss) on securities available-
       for-sale to redeemable class A common stock                                      (313)                     (1,717)    (2,030)
                                                                   ----     ----        ----                      ------     ------
Balance, June 30, 2002                                             $57   $2,562      $ 8,200                    $371,245   $382,064
                                                                   ===   ======      =======                    ========   ========

    See notes to consolidated financial statements.



                 BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                                        For the Six Months
                                                                                          Ended June 30,
                                                                                          --------------
                                                                                      2002              2001
                                                                                      ----              ----

Cash flows from operating activities
    Net income                                                                         $  31,065        $   23,640
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for credit losses                                                        6,864            4,952
        Depreciation and amortization                                                      9,468            6,606
        Gain on sale of securities                                                        (1,926)          (1,339)
        Gain on sale of other real estate owned, net                                        (159)             (57)
        Other assets and liabilities, net                                                 29,902          (11,283)
        Proceeds from loans originated for sale                                          191,944          150,448
        Loans originated for sale                                                       (173,148)        (153,401)
                                                                                        --------         --------
Net cash provided by operating activities                                                 94,010           19,566
Cash flows from investing activities
    Interest bearing deposits, net                                                            75            1,421
    Purchases of mortgage-backed securities                                             (209,453)        (327,978)
    Purchases of available-for-sale investment securities                                (74,411)         (50,869)
    Purchases of held-to-maturity securities                                              (9,025)         (25,880)
    Proceeds from maturities of mortgage-backed securities                               158,026           91,850
    Proceeds from maturities of available-for-sale investment securities                  77,919            6,184
    Proceeds from maturities of held-to-maturity securities                               19,111           15,860
    Proceeds from sales of available-for-sale investment securities                      125,167           52,480
    Proceeds from sales of other real estate owned                                           573            3,618
    Loans and leases, net                                                               (136,883)        (137,016)
    Acquisitions, net of cash acquired                                                         -          326,546
    Purchase of premises and equipment                                                    (4,525)          (3,521)
                                                                                          ------           ------
Net cash used in investing activities                                                    (53,426)         (47,305)
Cash flows from financing activities
    Noninterest bearing deposits, net                                                    (79,927)         (40,569)
    Savings, NOW and money market accounts, net                                          (62,641)          46,354
    Certificates of deposits, net                                                        (42,810)        (123,683)
    Federal funds purchased and repurchase agreements,net                                 46,216           15,147
    Other short-term borrowings, net                                                      36,850           31,949
    Repayments of long-term debt                                                          20,007             (459)
    Proceeds from issuance of trust preferred securities                                       -           76,500
    Common stock dividends paid                                                           (9,600)          (9,600)
                                                                                          ------           ------
Net cash used in financing activities                                                    (91,905)          (4,361)
                                                                                         -------           ------
Net decrease in cash and due from banks                                                  (51,321)         (32,100)
    Cash and due from banks at beginning of period                                       213,101          200,547
                                                                                         -------          -------
    Cash and due from banks at end of period                                           $ 161,780        $ 168,447
                                                                                       =========        =========

See notes to consolidated financial statements.

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A:   Financial Statements

The condensed financial statements included herein have been prepared by Bremer Financial Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and have not been audited by independent auditors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note E:   Securities

Investment securities classified as held-to-maturity are valued at amortized historical cost. Investment securities and mortgage-backed securities classified as available-for-sale are valued at current market value. Unrealized holding gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized, except for the portion allocated to redeemable class A stock. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Note F:   Redeemable Class A Common Stock

At June 30, 2002, 960,000 shares of redeemable class A stock were issued and outstanding, subject to redemption at a price of $34.61 per share, which approximated book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. It is the Company's intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation. Since January 1, 2002 and through June 30, 2002, options to call 80,703.8515 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's subsidiaries. During the same period, a total of 5,269 shares changed hands directly between individuals.

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

Note H:   Comprehensive Income

The Company reported comprehensive income for the first six months of 2002 of $35.0 million, compared to the $26.4 million reported for the same period in 2001. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on available-for-sale securities.

Note I:   Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17. The Company adopted SFAS No. 142 on January 1, 2002. Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives, will no longer be amortized into net income over an estimated useful life. However, these intangible assets will be tested for impairment at least annually based on specific guidance provided in the new standard. Management has performed a transitional impairment test on its goodwill assets and no impairment loss will be recorded as a result of this test. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and income per share would have been as follows:

                                                                Three Months Ended                 Six Months Ended
                                                                ------------------                 ----------------
                                                            06/30/02         06/30/01        06/30/02         06/30/01
                                                            --------         --------        --------         --------
                                                                     (in thousands, except per share data)

 Reported net income                                        $ 15,364         $ 12,466        $ 31,065          $23,640
 Add:  Goodwill amortization, net of tax                           -              878               -            1,756
                                                                 ---              ---             ---            -----

       Pro forma adjusted net income                        $ 15,364         $ 13,344        $ 31,065          $25,396
                                                            ========         ========        ========          =======

 Net income per share
       As reported                                          $   1.28         $   1.04        $   2.59         $   1.97
       Add:  Goodwill amortization, net of tax                     -             0.07               -             0.15
                                                                ----             ----            ----             ----

       Pro forma adjusted net income per share              $   1.28         $   1.11        $   2.59         $   2.12
                                                              ======           ======          ======           ======




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

The following pro forma financial information was prepared assuming the Branch Acquisition had been completed at January 1, 2001:

                            Three Months Ended       Six Months Ended
                            ------------------       ----------------
                           06/30/02    06/30/01     06/30/02    06/30/01
                           --------    --------     --------    --------
                               (in thousands, except per share data)

 Net Interest Income        $48,797     $43,006      $96,589     $83,631
 Net Income                  15,364      12,578       31,065      24,052
 Net Income Per Share       $  1.28     $  1.05      $  2.59     $  2.00


Note K:   Commitments and Contingencies

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations:

                                            June 30            December 31
                                            -------            -----------
                                              2002                 2001
                                              ----                 ----
                                                   (in thousands)

Standby letters of credit                  $ 27,624             $ 18,394
Loan commitments                            878,797              848,391


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

Under substantially noncancelable contracts, the Company is obligated to pay approximately $4.5 million in annual data processing and item processing fees to a third party provider through March 2008. The costs under the item processing contract are calculated in accordance with a volume-based fee schedule, which is subject to change annually.

The Company has acquired land and begun constuction of a building which will contain approximately 100,000 square feet for an expanded operations center. The total cost of this project will be approximately $16 million, and it is expected to be completed by year end.

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

Investments in marketable equity and debt securities are classified into three categories - held-to-maturity, available-for-sale, or trading - pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of June 30, 2002, no investments were classified as trading securities. Held-to-maturity securities represent investments for which we have the ability and intent to hold to maturity and may be sold only under very limited circumstances. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities.

Overview

Earnings. We reported net income of $15.4 million or $1.28 basic and diluted earnings per share for the second quarter of 2002. This compares to $12.5 million or $1.04 basic and diluted earnings per share in the second quarter of 2001. On a year-to-date basis through June 30, net income was $31.1 million, a 31.4% increase over the $23.6 million earned in the first six months of 2001. Return on average realized equity was 15.36% for the second quarter of 2002 compared to 13.79% for the same quarter of 2001. On a year-to-date basis, we reported a return on average realized equity of 15.83%, compared to 13.26% in the first six months of 2001. Realized equity excludes the impact of unrealized gains and losses associated with available-for-sale securities. Return on average assets increased to 1.26% in the second quarter of 2002 from 1.09% in the second quarter of 2001. On a year-to-date basis, we reported a return on average assets of 1.27%, compared to 1.10% in the first six months of 2001.

Results of Operations

Net Interest Income. Net interest income for the second quarter of 2002 was $48.8 million, an increase of 17.9% from the $41.4 million reported for the same period a year ago, as our net interest margin increased to 4.45% in the second quarter of 2002 from 4.07% in the second quarter of 2001. On a year-to-date basis, net interest income was up $18.2 million, or 23.1% from the first six months of 2001, as our net interest margin increased to 4.43% from 4.08% and our average earning assets increased by $514 million when comparing the two periods. Reductions in the general level of interest rates and a migration of customer deposits to lower yielding products reduced the average cost of our interest bearing liabilities by 185 basis points when comparing the second quarter of 2002 with the second quarter of 2001. Meanwhile, the average yield on our earnings assets declined 128 basis points to 6.73% from 8.01% when comparing the same two periods. On a year-to-date basis, the average cost of our interest bearing liabilities was reduced by 206 basis points when comparing the first six months of 2002 with the same period of 2001 while the average yield on our earnings assets declined 146 basis points to 6.79% from 8.25% when comparing the same two periods.

Net interest income for the quarter was also positively impacted by a $359 million or 11.4% increase in average loans and leases, to $3.5 billion in the second quarter of 2002 from $3.1 billion in the second quarter of 2001. Contributing significantly to the growth in average loans over the last year was our May 2001 purchase of 11 bank branches in Minneapolis/St. Paul. This acquisition added approximately $320 million in loans and $715 million in deposits to our organization.

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities.
In addition, the tables show resultant yields or costs, net interest income, net interest spread, and net interest margin:


                                                                    For the Three Months Ended June 30
                                                                    ----------------------------------
                                                                               (unaudited)
                                                            2002                                      2001
                                                            ----                                      ----
                                                                         Average                                   Average
                                             Average                      Rate/         Average                     Rate/
                                             Balance      Interest (1)    Yield         Balance      Interest (1)   Yield
                                             -------      ------------    -----         -------      ------------   -----
                                                                           (dollars in thousands)
Assets
Loans and Leases (2)
    Commercial and other                    $   879,483      $ 13,884        6.33  %   $   800,918      $ 16,668       8.35  %
    Commercial real estate                    1,046,464        19,040        7.30          902,651        19,571       8.70
    Agricultural                                406,981         6,879        6.78          399,768         8,585       8.61
    Residential real estate                     727,798        13,036        7.18          645,170        13,845       8.61
    Consumer                                    334,490         6,729        8.07          315,896         7,295       9.26
    Tax-exempt                                  110,827         2,268        8.21           82,935         1,962       9.49
                                                -------         -----                       ------         -----
       Total Loans and Leases                 3,506,043        61,836        7.07        3,147,338        67,926       8.66
    Reserve for Credit Losses                   (56,381)                                   (47,453)
                                                -------                                    -------
       Net Loans and Leases                   3,449,662                                  3,099,885
Securities (3)
    Mortgage-backed                             765,418        10,379        5.44          728,963        11,216       6.17
    Other taxable                                89,119           818        3.68          175,724         2,109       4.81
    Tax-exempt                                  195,583         3,723        7.64          201,105         3,896       7.77
                                                -------         -----                      -------         -----
       Total Securities                       1,050,120        14,920        5.70        1,105,792        17,221       6.25
Federal funds sold                               20,014            85        1.70           13,804           146       4.24
Other earning assets                              4,201            37        3.53            4,837            54       4.48
                                                  -----            --                        -----            --
       Total Earning Assets (4)             $ 4,580,378      $ 76,878        6.73  %   $ 4,271,771      $ 85,347       8.01  %
Cash and due from banks                         131,205                                    135,869
Other non interest earning assets               252,915                                    219,253
                                                -------                                    -------
       Total Assets                         $ 4,908,117                                $ 4,579,440
                                            ===========                                ===========

Liabilities and Shareholders' Equity
Noninterest bearing deposits                $   554,166                                $   444,346
Interest bearing deposits
    Savings and NOW accounts                    417,843      $    528        0.51  %       325,491      $    814       1.00  %
    Money market checking                       239,413           152        0.25          186,557           315       0.68
    Money market savings                        945,281         2,529        1.07          871,074         7,657       3.53
    Savings certificates                      1,200,216        11,843        3.96        1,270,417        18,541       5.85
    Certificates over $100,000                  275,116         2,692        3.92          278,239         4,142       5.97
                                                -------         -----                      -------         -----
       Total Interest Bearing Deposits        3,077,869        17,744        2.31        2,931,778        31,469       4.31
                                              ---------        ------                    ---------        ------
       Total Deposits                         3,632,035                                  3,376,124
    Short-term borrowings                       396,676         1,560        1.58          487,929         5,471       4.50
    Long-term debt                              337,356         4,983        5.92          232,417         3,796       6.55
    Company obligated mandatorily redeemable
       preferred securities                      76,500         1,794        9.41           51,951         1,232       9.51
                                                 ------         -----                       ------         -----
       Total Interest Bearing Liabilities   $ 3,888,401      $ 26,081        2.69  %   $ 3,704,075      $ 41,968       4.54  %
Other noninterest bearing liabilities            58,895                                     64,127
                                                 ------                                     ------
       Total Liabilities                      4,501,462                                  4,212,548
Minority Interest                                   150                                        150
Redeemable Class A Common Stock                  32,520                                     29,339
Shareholders' equity                            373,985                                    337,403
                                                -------                                    -------
       Total Liabilities and Equity         $ 4,908,117                                $ 4,579,440
                                            ===========                                ===========

Net interest income                                          $ 50,797                                   $ 43,379
                                                             ========                                   ========
Net interest spread                                                          4.04  %                                   3.47  %
Net interest margin                                                          4.45  %                                   4.07  %

(1) Interest income includes $2,000 and $1,998 in 2002 and 2001 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2) Net of unearned discount and includes nonaccrual loans and leases.
(3) Excluding net unrealized gain (loss) on available-for-sale securities.
(4) Before deducting the reserve for credit losses.

                                                                    For the Six Months Ended June 30,
                                                                    ---------------------------------
                                                                              (unaudited)
                                                            2002                                      2001
                                                            ----                                      ----
                                                                         Average                                   Average
                                              Average                     Rate/         Average                     Rate/
                                              Balance     Interest (1)    Yield         Balance      Interest (1)   Yield
                                              -------     ------------    -----         -------      ------------   -----
                                                                            (dollars in thousands)
Assets
Loans and Leases (2)
    Commercial and other                     $   862,820     $  27,574       6.44  %   $   754,728     $  32,632       8.72  %
    Commercial real estate                     1,040,679        38,031       7.37          855,000        37,324       8.80
    Agricultural                                 398,560        13,767       6.97          395,933        17,526       8.93
    Residential real estate                      721,120        26,013       7.27          618,451        26,751       8.72
    Consumer                                     334,741        13,546       8.16          308,348        14,379       9.40
    Tax-exempt                                   103,892         4,393       8.53           82,363         3,877       9.49
                                                 -------         -----                      ------         -----
       Total Loans and Leases                  3,461,812       123,324       7.18        3,014,823       132,489       8.86
    Reserve for Credit Losses                    (55,670)                                  (47,100)
                                                 -------                                   -------
       Net Loans and Leases                    3,406,142                                 2,967,723
Securities (3)
    Mortgage-backed                              765,450        20,958       5.52          666,541        21,245       6.43
    Other taxable                                127,920         2,107       3.32          169,760         4,543       5.40
    Tax-exempt                                   204,541         7,739       7.63          198,628         7,628       7.74
                                                 -------         -----                     -------         -----
       Total Securities                        1,097,911        30,804       5.66        1,034,929        33,416       6.51
Federal funds sold                                17,144           142       1.67           12,593           305       4.88
Other earning assets                               4,219            70       3.35            4,963           110       4.47
                                                   -----            --                       -----           ---
       Total Earning Assets (4)              $ 4,581,086     $ 154,340       6.79  %   $ 4,067,308     $ 166,320       8.25  %
Cash and due from banks                          134,714                                   131,070
Other non interest earning assets                253,420                                   200,523
                                                 -------                                   -------
       Total Assets                          $ 4,913,550                               $ 4,351,801
                                             ===========                               ===========

Liabilities and Shareholders' Equity
Noninterest bearing deposits                 $   549,336                               $   414,274
Interest bearing deposits
    Savings and NOW accounts                     414,299     $   1,053       0.51  %       314,286     $   1,775       1.14  %
    Money market checking                        237,482           301       0.26          173,446           654       0.76
    Money market savings                         965,851         5,198       1.09          781,492        15,881       4.10
    Savings certificates                       1,210,747        24,948       4.16        1,221,215        36,180       5.97
    Certificates over $100,000                   272,026         5,528       4.10          291,709         8,936       6.18
                                                 -------         -----                     -------         -----
       Total Interest Bearing Deposits         3,100,405        37,028       2.41        2,782,148        63,426       4.60
                                               ---------        ------                   ---------        ------
       Total Deposits                          3,649,741                                 3,196,422
    Short-term borrowings                        387,121         3,071       1.60          465,011        11,528       5.00
    Long-term debt                               338,653         9,968       5.94          232,077         7,599       6.60
    Company obligated mandatorily redeemable
       preferred securities                       76,500         3,587       9.46           29,583         1,403       9.56
                                                  ------         -----                      ------         -----
       Total Interest Bearing Liabilities    $ 3,902,679      $ 53,654       2.77  %   $ 3,508,819      $ 83,956       4.83  %
Other noninterest bearing liabilities             58,786                                    66,095
                                                  ------                                    ------
       Total Liabilities                       4,510,801                                 3,989,188
Minority Interest                                    150                                       150
Redeemable Class A Common Stock                   32,208                                    28,997
Shareholders' equity                             370,391                                   333,466
                                                 -------                                   -------
       Total Liabilities and Equity          $ 4,913,550                               $ 4,351,801
                                             ===========                               ===========

Net interest income                                          $ 100,686                                  $ 82,364
                                                             =========                                  ========
Net interest spread                                                          4.02  %                                   3.42  %
Net interest margin                                                          4.43  %                                   4.08  %

(1) Interest income includes $4,097 and $3,925 in 2002 and 2001 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2) Net of unearned discount and includes nonaccrual loans and leases.
(3) Excluding net unrealized gain (loss) on available-for-sale securities.
(4) Before deducting the reserve for credit losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                                   2002 vs. 2001
                                                                                   -------------
                                                                                Increase (Decrease)
                                                                                 Due to Change in
                                                                                 ----------------
                                                                 Volume                 Rate                 Total
                                                                 ------                 ----                 -----
                                                                                    (in thousands)

Interest earning assets:
     Loans and leases (1)                                        $19,643              $(28,808)             $ (9,165)
     Taxable securities                                            1,760                (4,483)               (2,723)
     Tax-exempt securities (1)                                       227                  (116)                  111
     Federal funds sold                                              110                  (273)                 (163)
     Other interest earning assets                                   (16)                  (24)                  (40)
                                                                     ---                   ---                   ---
         Total interest earning assets                           $21,724              $(33,704)             $(11,980)
                                                                 =======              ========              ========

Interest bearing liabilities:
     Savings and NOW accounts                                    $   487              $ (1,209)             $   (722)
     Money market accounts                                         4,539               (15,575)              (11,036)
     Savings certificates                                           (899)              (13,741)              (14,640)
     Short-term borrowings                                        (1,931)               (6,526)               (8,457)
     Long-term debt                                                3,490                (1,121)                2,369
     Mandatorily redeemable preferred securities                   2,225                   (41)                2,184
                                                                   -----                   ---                 -----
         Total interest bearing liabilities                        7,911               (38,213)              (30,302)
                                                                   -----               -------               -------

Change in net interest income                                    $13,813              $  4,509              $ 18,322
                                                                 =======               =======              ========

(1)      Interest income includes $4,097 and $3,925 in 2002 and 2001 to adjust to a fully taxable basis using the federal statutory rate of 35%.

Provision for Credit Losses. The provision for credit losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance for credit losses at an acceptable level to cover losses inherent in the portfolio as of the reporting date. The provision for credit losses increased to $2.9 million for the second quarter of 2002 from $2.0 million for the same quarter in 2001. On a year-to-date basis, the provision for credit losses increased to $6.9 million in 2002 from $5.0 million for the first six months of 2001. The provision for credit losses has been increased in 2002 primarily to increase the reserve for loans losses allocated to the loan portfolio of our finance company subsidiary. These loans generally carry more risk than our bank loans and recent economic weakness has increased the stress on certain of the finance company customers. Net charge-offs were $923 thousand during the second quarter of 2002 compared to $876 thousand for the same period in 2001 and $3.2 million during the first six months of 2002 compared to $3.5 million for the same period in 2001. For further discussion related to the allowance for credit losses, see the later section titled "- Financial Condition - Reserve for Credit Losses."


Noninterest Income. Noninterest income increased $213 thousand, or 1.29%, to $16.7 million for the second quarter of 2002 compared to $16.5 million for the second quarter of 2001. On a year-to-date basis, noninterest income was $36.0 million, a $4.4 million, or 13.9% increase over the $31.7 million recorded in the first six months of 2001. Service charges increased by $1.0 million or 8.25%, to $13.8 million in the first six months of 2002 from $12.7 million in the first six months of 2001. Also contributing to the $4.4 million year-to-date increase in noninterest income were increases of $676 thousand in gain on sale of loans, as residential mortgage loan activity remained strong, securities gains, and more than $1.0 million of miscellaneous nonrecurring revenue recorded in the first quarter of 2002. The following table summarizes the components of noninterest income:


                                 Three Months Ended June 30,         Six Months Ended June 30,
                                 ---------------------------         -------------------------
                                     2002           2001                 2002          2001
                                     ----           ----                 ----          ----
                                                          (in thousands)

Service charges                       $ 7,117       $ 6,816             $ 13,758      $ 12,709
Insurance                               2,262         2,229                4,670         4,585
Trust                                   2,404         2,341                4,801         4,679
Brokerage                               1,332         1,207                2,718         2,208
Gain on sale of loans                   1,938         2,470                4,301         3,625
Other recurring noninterest income      1,329         1,384                2,814         2,423
                                        -----         -----                -----         -----
    Recurring noninterest income       16,382        16,447               33,062        30,229
Gain on sale of other assets               30            52                1,059            86
Gain on sale of securities                326            26                1,926         1,339
                                          ---            --                -----         -----
    Total noninterest income         $ 16,738      $ 16,525             $ 36,047      $ 31,654
                                     ========      ========             ========      ========

Noninterest Expense. Noninterest expense increased $2.5 million, or 6.73%, to $39.6 million in the second quarter of 2002 from $37.1 million in the second quarter of 2001. Noninterest expense in the second quarter of 2001 included approximately $1.5 million of one-time transition costs related to the branch acquisition. On a year-to-date basis, total noninterest expense increased $10.0 million or 14.4%, to $79.1 in 2002 from $69.2 million in 2001. Ongoing operating costs and the amortization of intangibles related to the branch acquisition contributed to the higher noninterest expense when comparing both the quarterly and year-to-date 2002 results to the same periods in 2001. While goodwill is no longer required to be amortized under current accounting rules, these rules still require the amortization of other acquired intangibles.

The following table summarizes the components of noninterest expense:

                                                    Three Months Ended June 30,              Six Months Ended June 30,
                                                    ---------------------------              -------------------------
                                                        2002            2001                    2002            2001
                                                        ----            ----                    ----            ----
                                                                             (in thousands)

Salaries and wages                                   $ 17,941         $ 16,081               $ 35,435        $ 30,759
Employee benefits                                       4,559            3,810                  9,422           7,560
Occupancy                                               2,573            2,329                  5,146           4,526
Furniture and equipment                                 2,341            2,471                  4,747           4,818
Printing, postage and telephone                         1,582            1,853                  3,151           3,175
Marketing                                               1,357            2,350                  3,123           3,491
Data processing fees                                    2,341            2,196                  4,520           4,121
Professional fees                                       1,056              876                  2,087           1,668
Other real estate owned                                    25               29                     37              75
FDIC premiums and examination fees                        438              382                    886             758
Amortization of goodwill and other intangibles          2,095            1,518                  4,192           2,453
Other noninterest expense                               3,277            3,193                  6,392           5,758
                                                        -----            -----                  -----           -----
     Total noninterest expense                       $ 39,585         $ 37,088               $ 79,138        $ 69,162
                                                     ========         ========               ========        ========

A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. Our operating efficiency ratio was 55.7% for the second quarter of 2002 compared to 59.4% for the second quarter of 2001. On a year-to-date basis, the ratio was 55.9% for the six months ending June 30, 2002 compared to 59.2% for the same period in 2001.

Income Taxes. The provision for income taxes was $7.7 million for the quarter ended June 30, 2002 compared to $6.3 million for the same period in 2001. On a year-to-date basis, the provision for income taxes increased to $15.6 million in 2002 from $12.3 million in 2001. Comparing the second quarter of 2002 to the same period in 2001, our effective tax rate decreased to 33.3% from 33.7%, primarily as a result of lower taxable income calculated at the state level. Our effective tax rate decreased to 33.4% for the first six months of 2002 from 34.3% for the same period in 2001.

Financial Condition

Loan and Lease Portfolio.   The following table presents the components of our
gross loans and lease portfolio:

                                               At June 30, 2002                           At December 31, 2001
                                               ----------------                           --------------------
                                                            Percent of                                  Percent of
                                          Amount            Total Loans               Amount            Total Loans
                                          ------            -----------               ------            -----------
                                                                       (in thousands)

Commercial and other                  $   929,698                25.7  %           $  883,099                25.2  %
Commercial real estate                    980,908                27.2                 957,318                27.3
      - Construction                       76,320                 2.1                  83,388                 2.4
Agricultural                              427,489                11.8                 417,069                11.9
Residential real estate                   731,158                20.2                 708,334                20.2
      - Construction                       17,703                 0.5                  19,300                 0.6
Consumer                                  336,660                 9.3                 334,472                 9.6
Tax-exempt                                114,639                 3.2                  97,308                 2.8
                                          -------                 ---                  ------                 ---
      Total                           $ 3,614,575               100.0  %           $3,500,288               100.0  %
                                      ===========               =====              ==========               =====



Our total loan and lease portfolio was $3.6 billion at June 30, 2002 compared to $3.5 billion at December 31, 2001. The commercial component of the loan and lease portfolio showed an increase of $46.6 million, or 5.3%, during the first half of 2002 and commercial real estate loans increased by $23.6 miilion, or 2.5%, during the same period. Residential real estate loans increased by $22.8 million, or 3.2%, with all of the increase in the home equity portion of the real estate portfolio. Tax-exempt loans increased by $17.3 million, or 17.8%, with most of the increase due to a single new loan to finance a medical facility expansion.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets were $30.1 million at June 30, 2002, an increase of $7.6 million or 34.1% from the $22.4 million level at December 31, 2001. Nonperforming assets as a percentage of total loans, leases and OREO increased to .83% as of June 30, 2002 from .64% as of December 31, 2001. While these increases are largely the result of a weaker economic environment, most of the $7.6 million increase in nonperforming assets since year end 2001 can be attributed to a single commercial credit, for which loan loss reserves had previously been provided. Accruing loans and leases 90 days or more past due totaled $2.1 million at June 30, 2002 compared to $3.0 million at December 31, 2001.

Our nonperforming assets are summarized in the following table:

                                                                               June 30           December 31
                                                                               -------           -----------
                                                                                 2002                 2001
                                                                                 ----                 ----
                                                                                  (dollars in thousands)
Nonaccrual loans and leases                                                    $27,531              $20,307
Restructured loans and leases                                                      592                  499
                                                                                   ---                  ---
      Total nonperforming loans and leases                                      28,123               20,806
Other real estate owned (OREO)                                                   1,939                1,616
                                                                                 -----                -----
      Total nonperforming assets                                               $30,062              $22,422
                                                                               =======              =======

Accruing loans and leases 90 days or more past due                             $ 2,089              $ 2,995
                                                                               =======              =======

Nonperforming loans and leases to total loans and leases                          0.78 %               0.60 %
Nonperforming assets to total loans, leases and OREO                              0.83                 0.64
Nonperforming assets and accruing loans and leases 90
      days or more past due to total loans, leases and OREO                       0.89                 0.73



Reserve for Credit Losses. At June 30, 2002, the reserve for credit losses was $57.4 million, an increase of $3.7 million or 6.8% from the balance of $53.7 million at December 31, 2001. At June 30, 2002, the reserve for credit losses as a percentage of total loans and leases was 1.59% compared to 1.54% at December 31, 2001.

Activity in the reserve for the following periods is shown in the following table:

                                                      Three Months Ended June 30,          Six Months Ended June 30,
                                                      ---------------------------          -------------------------
                                                      2002              2001              2002                2001
                                                      ----              ----              ----                ----
                                                                          (dollars in thousands)

Balance at beginning of period                     $    55,381          $ 46,249           $ 53,716           $ 45,895
Charge-offs:
     Commercial and other                                  572               416              2,919              2,558
     Commercial real estate                                 35                44                 42                104
     Agricultural                                           76               170                104                248
     Residential real estate                                28                70                 63                192
     Consumer                                              593               468              1,186              1,019
                                                           ---               ---              -----              -----
         Total charge-offs                               1,304             1,168              4,314              4,121
Recoveries:
     Commercial and other                                   96                47                584                211
     Commercial real estate                                 41                 7                 87                 45
         Construction                                        4                 -                  4                  -
     Agricultural                                           45               130                 67                187
     Residential real estate                                 9                 6                 30                 17
     Consumer                                              186               102                347                210
                                                           ---               ---                ---                ---
         Total recoveries                                  381               292              1,119                670
                                                           ---               ---              -----                ---
Net charge-offs                                            923               876              3,195              3,451
Provision for credit losses                              2,927             2,023              6,864              4,952
Reserve related to acquired assets                           -             4,000                  -              8,000
                                                           ---             -----                ---              -----
Balance at end of period                              $ 57,385          $ 51,396           $ 57,385           $ 55,396
Average loans and leases                           $ 3,506,042       $ 3,147,338        $ 3,461,812        $ 3,014,823
Annualized net charge-offs to average loans
  and leases                                              0.11   %          0.11   %           0.19    %          0.23  %
  ----------------------------
Reserve as a percentage of:
     Period-end loans and leases                          1.59   %          1.64   %
     Nonperforming loans and leases                     204.05            324.11
     Nonperforming assets                               190.89            311.27


Securities. Our investment portfolio, including available-for-sale securities and held-to-maturity securities, decreased by $78.9 million to $1.1 billion at June 30, 2002 from $1.2 billion at December 31, 2001. We sold $125.2 million in securities during the first half of 2002, resulting in a $1.9 million gain on sale of securities. An additional $255.1 million in securities matured during the first half of 2002. We reinvested $292.9 million of the total proceeds from sales and maturities in other securities during the first half of the year and utilized the rest of the funds received to fund loan growth during the second quarter of 2002.

Deposits. Total deposits were $3.6 billion at June 30, 2002 compared to $3.8 billion at December 31, 2001. Noninterest bearing deposits decreased $79.9 million, or 12.2%, to $576.7 million at June 30, 2002 from $656.7 million at December 31, 2001. Interest bearing deposits decreased $105.5 million, or 3.3%, to $3.0 billion at June 30, 2002 compared to $3.1 billion at December 31, 2001.

Borrowings. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank ("FHLB") advances, and an unsecured revolving credit facility, increased $83.1 million or 18.5% to $532.0 million at June 30, 2002 from $448.9 million at December 31, 2001. The increased use of short-term borrowings as a funding source was due to the decline in total deposits since December 31, 2001.

Long-term debt. Long-term debt consists primarily of FHLB advances and $65.0 million of privately-placed senior debt. FHLB advances increased $20.2 million to $268.8 million at June 30, 2002 from $248.6 million at December 31, 2001. The increase is part of our asset/liability management strategy to match fund longer term loans with longer term liabilities.

Company Obligated Mandatorily Redeemable Preferred Securities. The $76.5 million in outstanding Company Obligated Mandatorily Redeemable Preferred Securities at June 30, 2002 qualifies as Tier I capital under guidelines of the Federal Reserve.

Capital Management. The following table compares our consolidated capital ratios with the minimum requirements for well capitalized and adequately capitalized banks as of June 30, 2002:

                                                                                        Minimum Requirements
                                                                                        --------------------
                                                      June 30       December 31         Well          Adequately
                                                        2002             2001        Capitalized    Capitalized
                                                        ----             ----        -----------    -----------


Tier I capital to risk-weighted assets                 10.47 %           9.94 %           6.00 %          4.00 %
Total capital to risk-weighted assets                  11.73            11.19            10.00            8.00
Tier I capital to average tangible assets               7.91             7.27             5.00            4.00

We have maintained our capital at the well-capitalized level in each of these categories in the past and expect to do so in the future. The capital ratios of the subsidiary banks in each of these categories met or exceeded the well-capitalized ratios as of June 30, 2002.

Commitments and Contingencies. We have acquired land and begun constuction of a building which will contain approximately 100,000 square feet for an expanded operations center. The total cost of this project will be approximately $16 million, and it is expected to be completed by year end. The Company's contracts with a third party provider of data processing and item processing services have been extended through May 2008 under terms similar to those in place prior to the extension. There have been no other material changes in our outstanding commitments and contingencies since those reported at December 31, 2001 in the Form 10-K for 2001.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2001 in the 2001 Form 10-K.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 2002 or during the period from June 30, 2002 to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002                       BREMER FINANCIAL CORPORATION


                                             By: /s/ Stan K. Dardis
                                             ----------------------------------
                                             Stan K. Dardis
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                             By: /s/ Stuart F. Bradt
                                             ----------------------------------
                                             Stuart F. Bradt
                                             Controller
                                             (Chief Accounting Officer)