Form 10-Q
period 2002-09-30
BREMER FINANCIAL CORP
filed 2002-11-12
CIK 846616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

                         Commission file number 0-18342
                          Bremer Financial Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                                 41-0715583
     --------------------------                --------------------------
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

                                 Not applicable.
             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         As of September 30, 2002, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.



                                        BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                                    FINANCIAL HIGHLIGHTS
                                      (dollars in thousands, except per share amounts)

                                                    Three months ended September 30,             Nine months ended September 30,
                                                    --------------------------------             -------------------------------
                                                 2002            2001         Change          2002            2001         Change
                                                 ----            ----         ------          ----            ----         ------
Operating Results:
     Total interest income                     $   75,733      $   85,919      (11.86) %   $  225,976       $ 248,314       (9.00) %
     Total interest expense                        25,610          40,299      (36.45)         79,264         124,255      (36.21)
                                                   ------          ------      ------          ------         -------      ------
     Net interest income                           50,123          45,620        9.87         146,712         124,059       18.26
     Provision for credit losses                    4,126           2,964       39.20          10,990           7,916       38.83
                                                    -----           -----       -----          ------           -----       -----
     Net interest income after provision
         for credit losses                         45,997          42,656        7.83         135,722         116,143       16.86
     Noninterest income                            18,005          16,821        7.04          54,052          48,475       11.50
     Noninterest expense                           40,985          37,882        8.19         120,123         107,044       12.22
                                                   ------          ------        ----         -------         -------       -----
     Income before income tax expense              23,017          21,595        6.58          69,651          57,574       20.98
     Income tax expense                             7,619           7,482        1.83          23,188          19,822       16.98
                                                    -----           -----        ----          ------          ------       -----
     Net income                                $   15,398      $   14,113        9.11  %     $ 46,463        $ 37,752       23.07  %
                                               ==========        ========        ====        ========        ========       =====

     Net income per share                          $ 1.28          $ 1.18        9.11  %       $ 3.87          $ 3.15       23.07  %
     Dividends paid per share                        0.40            0.40                        1.20            1.20           -

     Tax equivalent net interest income        $   52,234      $   47,710        9.48  %   $  152,969       $ 130,079       17.60  %
     Net charge-offs                                3,548           1,827       94.20           6,743           5,278       27.76

Selected Financial Ratios:
     Return on average assets (1)                    1.22  %         1.14  %     0.08            1.26  %         1.11  %     0.15
     Return on average realized equity (2)(3)       14.84           15.08       (0.24)          15.49           13.86        1.63
     Average realized equity to average assets(2)(3) 8.20            7.55        0.65            8.11            8.02        0.09
     Net interest margin (4)                         4.43            4.14        0.29            4.43            4.10        0.33
     Operating efficiency ratio (4)(5)              55.50           56.09       (0.59)          55.77           58.00       (2.23)
     Net charge-offs to average loans and leases     0.39            0.22        0.17            0.26            0.22        0.04

                                               September 30   September 30                  December 31
                                                   2002            2001                        2001           Change
                                                   ----            ----                        ----           ------
Balance Sheet Data:
     Total assets                              $5,165,446      $4,986,524        3.59  %   $5,094,064            1.40  %
     Securities (6)                             1,115,273       1,201,740       (7.20)      1,201,645           (7.19)
     Loans and leases (7)                       3,649,385       3,415,841        6.84       3,498,839            4.30
     Total deposits                             3,674,939       3,740,237       (1.75)      3,806,018           (3.44)
     Short-term borrowings                        513,540         436,760       17.58         448,912           14.40
     Long-term debt                               417,910         262,168       59.41         315,923           32.28
     Mandatorily redeemable preferred securities   76,500          76,500           -          76,500               -
     Total shareholders' equity and redeemable
        Class A common stock                      427,213         385,385       10.85         389,912            9.57
     Per share book value of common stock           35.60           32.12       10.85           32.49            9.57

Asset Quality:
     Reserve for credit losses                 $   57,963      $   52,533       10.34  %   $   53,716            7.91  %
     Nonperforming assets                          29,934          19,961       49.96          22,422           33.50
     Nonperforming assets to total loans, leases
        and OREO                                     0.82  %         0.58  %     0.24            0.64            0.18
     Reserve to nonperforming loans and leases     206.24          274.95      (68.71)         258.17          (51.93)
     Reserve to total loans and leases               1.59            1.54        0.05            1.54            0.05
-------------------------------------

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

                                           BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                             SUMMARY BALANCE SHEET AND INCOME STATEMENT
                                                         (dollars in thousands)

                                                 Three months ended September 30,              Nine months ended September 30,
                                                 --------------------------------              -------------------------------
                                                     2002                  2001                  2002                  2001
                                                     ----                  ----                  ----                  ----
                                                        Average               Average               Average                Average
                                             Average     Rate/      Average    Rate/      Average    Rate/       Average    Rate/
                                             Balance   Yield (1)    Balance   Yield (1)  Balance    Yield (1)    Balance   Yield (1)
                                             -------   ---------    -------   ---------  -------    ---------    -------   ---------
Summary Average Balance Sheet:
 Total loans and leases (2)                 $3,595,962    6.98%    $3,380,521   8.22%    $3,507,021     7.11%   $3,138,061    8.63 %
 Total securities (3)                        1,062,822    5.42      1,164,530   6.02      1,086,086     5.58     1,078,605    6.33
 Total other earning assets                     18,030    2.31         27,489   3.69         20,239     2.09        20,904    4.29
                                                ------                 ------                ------                 ------
 Total interest earning assets (4)          $4,676,814    6.60%    $4,572,540   7.64%    $4,613,346     6.73%    4,237,570    8.02 %
 Total noninterest earning assets              340,958                344,493               333,488                303,051
                                               -------                -------               -------                -------
 Total assets                               $5,017,772             $4,917,033            $4,946,834             $4,540,621
                                            ==========             ==========            ==========             ==========
 Noninterest bearing deposits                $ 599,128              $ 521,080            $  566,116             $  450,266
 Interest bearing deposits                   3,027,700    2.16%     3,193,297   3.80%     3,075,904      2.33%   2,920,682    4.30 %
 Short-term borrowings                         460,989    1.58        432,745   3.54        412,014      1.59      454,138    4.53
 Long-term debt                                380,133    5.72        255,201   6.37        352,632      5.86      239,963    6.52
 Mandatorily redeemable preferred securities    76,500    9.30         76,500   9.28         76,500      9.40       45,300    9.42
                                                ------                 ------                ------                 ------
 Total interest bearing liabilities         $3,945,322    2.58%    $3,957,743   4.04%    $3,917,050      2.71%  $3,660,083    4.54 %
 Other noninterest bearing liabilities          51,896                 59,922                54,929                 60,409
 Minority interest                                 150                    150                   150                    150
 Total shareholders' equity and redeemable
    Class A common stock                       421,276                378,138               408,589                369,713
                                               -------                -------               -------                -------
 Total liabilities and equity               $5,017,772             $4,917,033            $4,946,834             $4,540,621
                                            ==========             ==========            ==========             ==========

                                                    Three months ended September 30,             Nine months ended September 30,
                                                    --------------------------------             -------------------------------
                                                 2002       2001     $ Change   %Change      2002      2001      $ Change   % Change
                                                 ----       ----     --------  --------      ----      ----      --------   --------
Summary Income Statement:
 Total interest income                        $ 75,733    $85,919    $(10,186)  (11.86)% $  225,976  $248,314   $ (22,338)   (9.00)%
 Total interest expense                         25,610     40,299     (14,689)  (36.45)      79,264   124,255      (44,991) (36.21)
                                                ------     ------     -------   ------       ------   -------      -------  ------
 Net interest income                            50,123     45,620       4,503     9.87      146,712   124,059       22,653   18.26
 Provision for credit losses                     4,126      2,964       1,162    39.20       10,990     7,916        3,074   38.83
                                                 -----      -----       -----    -----       ------     -----        -----   -----
 Net interest income after provision
     for credit losses                          45,997     42,656       3,341     7.83      135,722   116,143       19,579   16.86
 Service charges                                 7,619      6,962         657     9.44       21,377    19,671        1,706    8.67
 Insurance                                       2,510      2,323         187     8.05        7,180     6,908          272    3.94
 Trust                                           2,247      2,304         (57)   (2.47)       7,048     6,983           65    0.93
 Brokerage                                       1,214      1,051         163    15.51        3,932     3,258          674   20.69
 Gain on sale of loans                           2,891      2,309         582    25.21        7,192     5,934        1,258   21.20
 Gain on sale of securities                        318        776        (458)     NM         2,244     2,115          129    6.10
 Other                                           1,206      1,096         110    10.04        5,079     3,606        1,473   40.85
                                                 -----      -----         ---    -----        -----     -----        -----   -----
    Total noninterest income                    18,005     16,821       1,184     7.04       54,052    48,475        5,577   11.50
 Salaries and wages                             18,215     16,889       1,326     7.85       53,650    47,647        6,003   12.60
 Employee benefits                               5,241      4,075       1,166    28.61       14,663    11,636        3,027   26.01
 Occupancy                                       2,593      2,549          44     1.73        7,739     7,075          664    9.39
 Furniture and equipment                         2,505      2,498           7     0.28        7,252     7,316          (64)  (0.87)
 Data processing fees                            2,257      2,105         152     7.22        6,777     6,226          551    8.85
 FDIC premiums and examination fees                431        435          (4)   (0.92)       1,317     1,193          124   10.39
 Amortization of goodwill and other intangibles  2,096      2,100          (4)   (0.19)       6,288     4,553        1,735   38.11
 Other                                           7,647      7,231         416     5.75       22,437    21,398        1,039    4.86
    Total noninterest expense                   40,985     37,882       3,103     8.19      120,123   107,044       13,079   12.22
                                                ------     ------       -----     ----      -------   -------       ------   -----
 Income before income tax expense               23,017     21,595       1,422     6.58       69,651    57,574       12,077   20.98
    Income tax expense                           7,619      7,482         137     1.83       23,188    19,822        3,366   16.98
                                                 -----      -----         ---     ----       ------    ------        -----   -----
 Net income                                   $ 15,398    $14,113     $ 1,285     9.11%  $   46,463  $ 37,752   $    8,711   23.07%
                                              ========    =======     =======     ====   ==========  ========   ==========   =====

-------------------------------

(1)    Calculation is based on interest income including $2,111 and $2,090 for the three months ending September 2002 and September
       2001 and $6,257 and $6,020 for the nine months ending September 2002 and September 2001 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)    Net of unearned discount and includes nonaccrual loans and leases.
(3)    Excluding net unrealized gain (loss) on securities available-for-sale.

                          BREMER FINANCIAL CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
                                      INDEX


PART I --   FINANCIAL INFORMATION                                          Page
                                                                           ----

 Item 1.          Financial Statements                                        2

 Item 2.          Management's Discussion and Analysis of Financial          11
                  Condition and Results of Operations

 Item 3.          Quantitative and Qualitative Disclosure About Market Risk  22

 Item 4.          Controls and Procedures                                    22

PART II --  OTHER INFORMATION

 Item 6.          Exhibits and Reports on Form 8-K                           23

 Signatures                                                                  24

 Exhibit 12.1     Statement Regarding Computation of Ratio of                29
                  Earnings to Fixed Charges

 Exhibit 99.1     Certification Pursuant to 18 U.S.C. Section 1350,          30
                  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

 Exhibit 99.2     Certification Pursuant to 18 U.S.C. Section 1350,          31
                  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

Forward-Looking Statements

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities Exchange Act of 1934, as amended ("Exchange Act"). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in "Risk Factors" filed with the Annual Report on Form 10-K as Exhibit
99.1 on March 18, 2002, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

Item 1.   Financial Statements

                                         BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                       (dollars in thousands, except share data)

                                                                                   September 30,     December 31,     September 30,
                                                                                        2002             2001             2001
                                                                                        ----             ----             ----
                                                                                    (unaudited)                        (unaudited)
Assets
    Cash and due from banks                                                          $    222,890      $    213,101    $    178,498
    Interest bearing deposits                                                               4,150             4,250           4,281
    Investment securities available-for-sale                                              124,581           240,036         224,416
    Mortgage-backed securities available-for-sale                                         822,835           780,538         790,298
                                                                                          -------           -------         -------
        Total securities available-for-sale                                               947,416         1,020,574       1,014,714
    Investment securities held-to-maturity
     (fair value:  9/30/02 - $175,566, 12/31/01 - $183,570, 9/30/01 - $192,474 )          167,857           181,071         187,026
    Loans and leases                                                                    3,650,000         3,500,288       3,417,771
     Reserve for credit losses                                                            (57,963)          (53,716)        (52,533)
     Unearned discount                                                                       (615)           (1,449)         (1,930)
                                                                                             ----            ------          ------
        Net loans and leases                                                            3,591,422         3,445,123       3,363,308
    Interest receivable                                                                    36,636            37,350          44,546
    Premises and equipment, net                                                            70,052            65,062          66,799
    Goodwill and other intangibles                                                        102,720           108,652         110,217
    Other assets                                                                           22,303            18,881          17,135
                                                                                           ------            ------          ------
Total assets                                                                          $ 5,165,446       $ 5,094,064     $ 4,986,524
                                                                                      ===========       ===========     ===========

Liabilities and Shareholders' Equity
    Noninterest bearing deposits                                                      $   668,522       $   656,651     $   541,535
    Interest bearing deposits                                                           3,006,417         3,149,367       3,198,702
                                                                                        ---------         ---------       ---------
        Total deposits                                                                  3,674,939         3,806,018       3,740,237
    Federal funds purchased and repurchase agreements                                     415,760           377,762         381,153
    Other short-term borrowings                                                            97,780            71,150          55,607
    Long-term debt                                                                        417,910           315,923         262,168
    Company obligated mandatorily redeemable
     preferred securities of subsidiary trusts
     holding junior subordinated debentures                                                76,500            76,500          76,500
    Accrued expenses and other liabilities                                                 55,194            56,649          85,324
                                                                                           ------            ------          ------
Total liabilities                                                                       4,738,083         4,704,002       4,600,989
    Minority interests                                                                        150               150             150
    Redeemable class A common stock, 960,000 shares
     issued and outstanding                                                                34,177            31,193          30,831
    Shareholders' equity
     Common stock
        Class A, no par, 12,000,000 shares authorized;
          240,000 shares issued and outstanding                                                57                57              57
        Class B, no par, 10,800,000 shares authorized,
          issued and outstanding                                                            2,562             2,562           2,562
     Retained earnings                                                                    380,995           351,497         343,149
     Accumulated other comprehensive income                                                 9,422             4,603           8,786
                                                                                            -----             -----           -----
        Total shareholders' equity                                                        393,036           358,719         354,554
                                                                                          -------           -------         -------
Total liabilities and shareholders' equity                                            $ 5,165,446       $ 5,094,064     $ 4,986,524
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



                                       BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                           (unaudited)
                                           (in thousands, except per share amounts)

                                                             For the Three Months Ended      For the Nine Months Ended
                                                                    September 30,                   September 30,
                                                                    -------------                   -------------
                                                                 2002           2001             2002           2001
                                                                 ----           ----             ----           ----

Interest income
    Loans and leases, including fees                          $ 62,353        $ 69,393       $ 184,223       $ 200,560
    Securities
      Taxable                                                   10,886          13,548          33,951          39,336
      Tax-exempt                                                 2,389           2,722           7,485           7,747
    Federal funds sold                                              58             200             200             505
    Other                                                           47              56             117             166
                                                                    --              --             ---             ---
        Total interest income                                   75,733          85,919         225,976         248,314
Interest expense
    Deposits                                                    16,498          30,554          53,526          93,980
    Federal funds purchased and repurchase agreements            1,472           2,772           4,148          10,129
    Other short-term borrowings                                    363           1,085             758           5,255
    Long-term debt                                               5,484           4,099          15,452          11,699
    Company obligated mandatorily redeemable
      preferred securities of subsidiary trusts
      holding junior subordinated debentures                     1,793           1,789           5,380           3,192
                                                                 -----           -----           -----           -----
        Total interest expense                                  25,610          40,299          79,264         124,255
                                                                ------          ------          ------         -------
      Net interest income                                       50,123          45,620         146,712         124,059
    Provision for credit losses                                  4,126           2,964          10,990           7,916
                                                                 -----           -----          ------           -----
      Net interest income after provision for credit losses     45,997          42,656         135,722         116,143
Noninterest income
    Service charges                                              7,619           6,962          21,377          19,671
    Insurance                                                    2,510           2,323           7,180           6,908
    Trust                                                        2,247           2,304           7,048           6,983
    Brokerage                                                    1,214           1,051           3,932           3,258
    Gain on sale of loans                                        2,891           2,309           7,192           5,934
    Gain on sale of securities                                     318             776           2,244           2,115
    Other                                                        1,206           1,096           5,079           3,606
                                                                 -----           -----           -----           -----
      Total noninterest income                                  18,005          16,821          54,052          48,475
Noninterest expense
    Salaries and wages                                          18,215          16,889          53,650          47,647
    Employee benefits                                            5,241           4,075          14,663          11,636
    Occupancy                                                    2,593           2,549           7,739           7,075
    Furniture and equipment                                      2,505           2,498           7,252           7,316
    Data processing fees                                         2,257           2,105           6,777           6,226
    FDIC premiums and examination fees                             431             435           1,317           1,193
    Amortization of intangibles                                  2,096           2,100           6,288           4,553
    Other                                                        7,647           7,231          22,437          21,398
                                                                 -----           -----          ------          ------
      Total noninterest expense                                 40,985          37,882         120,123         107,044
Income before income tax expense                                23,017          21,595          69,651          57,574
    Income tax expense                                           7,619           7,482          23,188          19,822
                                                                 -----           -----          ------          ------
Net income                                                    $ 15,398        $ 14,113       $  46,463       $  37,752
                                                              ========        ========        ========        ========
    Per common share amounts:
      Net income-basic and diluted                            $   1.28        $   1.18       $    3.87       $    3.15
      Dividends paid                                              0.40            0.40            1.20            1.20

See notes to consolidated financial statements.


                                                      BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                         ( in thousands, except per share amounts)
                                                                          (unaudited)


                                                                              Accumulated
                                                            Common Stock         Other
                                                            ------------     Comprehensive  Comprehensive     Retained
                                                         Class A  Class B    Income (Loss)      Income        Earnings      Total
                                                         -------  -------    -------------      ------        --------      -----

For the Nine Months Ended September 30, 2001

Balance, December 31, 2000                                       $57   $2,562       $ 1,431                    $321,665    $325,715
    Comprehensive income
       Net income                                                                               $37,752          37,752      37,752
       Other comprehensive income, net of tax:
       Unrealized gains on securities:
       Unrealized holding gains arising during the period                         9,264           9,264
       Less:  Reclassified adjustment for gains included in income               (1,269)         (1,269)
                                                                                 ------          ------
       Other comprehensive income                                                 7,995           7,995                       7,995
                                                                                                  -----
       Comprehensive income                                                                      45,747
                                                                                                 ======
    Dividends, $1.20 per share                                                                                  (14,400)    (14,400)
    Allocation of net income in excess of dividends and change in net unrealized gain (loss) on securities available-
       for-sale to redeemable class A common stock                                 (640)                         (1,868)     (2,508)
                                                             ---    -----          ----                          ------      ------
Balance, September 30, 2001                                  $57   $2,562       $ 8,786                        $343,149    $354,554
                                                             ===   ======       =======                        ========    ========


For the Nine Months Ended September 30, 2002

Balance, December 31, 2001                                   $57   $2,562       $ 4,603                        $351,497    $358,719
    Comprehensive income
       Net income                                                                               $46,463          46,463      46,463
       Other comprehensive income, net of tax:
       Unrealized gains on securities:
       Unrealized holding gains arising during the period                         6,585           6,585
       Less:  Reclassified adjustment for gains included in income               (1,347)         (1,347)
                                                                                 ------          ------
       Other comprehensive income                                                 5,238           5,238                       5,238
                                                                                                  -----
       Comprehensive income                                                                     $51,701
                                                                                                =======
    Dividends, $1.20 per share                                                                                  (14,400)    (14,400)
    Allocation of net income in excess of dividends and change in net unrealized gain (loss) on securities available-
       for-sale to redeemable class A common stock                                 (419)                         (2,565)     (2,984)
                                                             ---    -----          ----                          ------      ------
Balance, September 30, 2002                                  $57   $2,562       $ 9,422                        $380,995    $393,036
                                                             ===   ======       =======                        ========    ========

    See notes to consolidated financial statements.

                      BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                      (unaudited)
                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                                   -------------------
                                                                                    2002            2001
                                                                                    ----            ----

Cash flows from operating activities
    Net income                                                                  $  46,463       $  37,752
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for credit losses                                                10,990           7,916
        Depreciation and amortization                                              14,232          11,140
        Gain on sale of securities                                                 (2,244)         (2,115)
        Gain on sale of other real estate owned, net                                 (159)            (60)
        Other assets and liabilities, net                                         (10,987)          6,712
        Proceeds from loans originated for sale                                   312,326         217,893
        Loans originated for sale                                                (296,421)       (223,775)
                                                                                 --------        --------
Net cash provided by operating activities                                          74,200          55,463
Cash flows from investing activities
    Interest bearing deposits, net                                                    100           1,450
    Purchases of mortgage-backed securities                                      (290,476)       (440,216)
    Purchases of available-for-sale investment securities                        (105,088)        (80,609)
    Purchases of held-to-maturity securities                                       (9,338)        (42,371)
    Proceeds from maturities of mortgage-backed securities                        241,062         160,488
    Proceeds from maturities of available-for-sale investment securities           26,757           8,377
    Proceeds from maturities of held-to-maturity securities                        22,552          23,493
    Proceeds from sales of mortage-backed securities                               15,951          80,473
    Proceeds from sales of available-for-sale investment securities               195,926          55,694
    Proceeds from sales of other real estate owned                                    938           3,657
    Loans and leases, net                                                        (173,194)       (175,636)
    Acquisition of minority interests                                                   -            (143)
    Acquisitions, net of cash acquired                                                  -         326,546
    Purchase of premises and equipment                                            (10,737)         (4,981)
                                                                                  -------          ------
Net cash used in investing activities                                             (85,547)        (83,778)
Cash flows from financing activities
    Noninterest bearing deposits, net                                              11,871          (5,268)
    Savings, NOW and money market accounts, net                                   (46,630)         91,892
    Certificates of deposits, net                                                 (96,320)       (166,980)
    Federal funds purchased and repurchase agreements,net                          37,998          52,092
    Other short-term borrowings, net                                               26,630         (57,078)
    Proceeds from issuance of long-term debt                                      116,013          30,000
    Repayments of long-term debt                                                  (14,026)           (492)
    Proceeds from issuance of trust preferred securities                                -          76,500
    Common stock dividends paid                                                   (14,400)        (14,400)
                                                                                  -------         -------
Net cash used in financing activities                                              21,136           6,266
Net increase (decrease) in cash and due from banks                                  9,789         (22,049)
    Cash and due from banks at beginning of period                                213,101         200,547
                                                                                  -------         -------
    Cash and due from banks at end of period                                    $ 222,890       $ 178,498
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

Note F:   Redeemable Class A Common Stock

At September 30, 2002, 960,000 shares of redeemable class A stock were issued and outstanding, subject to redemption at a price of $35.60 per share, which approximated book value as of such date. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. It is the Company's intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation. Since January 1, 2002 and through September 30, 2002, options to call 86,142.0345 shares had been exercised and the shares subsequently purchased by the Company's ESOP and profit sharing plan from employees and non-employee directors of the Company and the Company's subsidiaries. During the same period, a total of 5,769 shares changed hands directly between individuals.

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

Note H:   Comprehensive Income

The Company reported comprehensive income for the first nine months of 2002 of $51.7 million, compared to the $45.7 million reported for the same period in 2001. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on available-for-sale securities.

Note I:   Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion ("APB") No. 17. The Company adopted SFAS No. 142 on January 1, 2002. Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives, will no longer be amortized into net income over an estimated useful life. However, these intangible assets will be tested for impairment at least annually based on specific guidance provided in the new standard. Management has performed a transitional impairment test on its goodwill assets, and no impairment loss will be recorded as a result of this test. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and income per share would have been as follows:


                                                           Three Months Ended                  Nine Months Ended
                                                           ------------------                  -----------------
                                                       09/30/02          09/30/01         09/30/02         09/30/01
                                                       --------          --------         --------         --------
                                                                     (in thousands, except per share data)


 Reported net income                                      $ 15,398          $ 14,113        $ 46,463          $ 37,752
 Add:  Goodwill amortization, net of tax                         -               878               -             2,635
                                                            ------            ------          ------            ------

        Pro forma adjusted net income                     $ 15,398          $ 14,991        $ 46,463          $ 40,387
                                                          ========          ========        ========          ========

 Net income per share
        As reported                                         $ 1.28            $ 1.18          $ 3.87            $ 3.15
        Add:  Goodwill amortization, net of tax                  -              0.07               -              0.22
                                                              ----              ----            ----              ----

        Pro forma adjusted net income per share             $ 1.28            $ 1.25          $ 3.87            $ 3.37
                                                            ======            ======          ======            ======


In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement removes acquisitions of financial institutions from the scope of both SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method." SFAS No. 72 included a requirement to recognize and subsequently amortize any excess of the fair value of the liabilities assumed in certain acquisitions over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. Under the requirements of SFAS No. 147, for a transaction that is a business combination, the unidentifiable intangible asset that is required to be recognized under SFAS No. 72 represents goodwill that should be accounted for under SFAS No. 142. When SFAS No. 142 was adopted on January 1, 2002, the Company had $42.1 million of unidentifiable intangible assets which had been acquired in a business combination. When the Company adopts SFAS No. 147 on October 1, 2002, these unidentifiable intangible assets will be classified as goodwill, and the financial statements will be restated to remove $1.3 million of amortization expense for the three months ending September 30, 2002, and $4.0 million of amortization expense for the first nine months of 2002, that has been recorded since the adoption of SFAS No. 142.

Amortization expense for the nine months ended September 30, 2002 was $6.3 million, including the $4.0 million discussed above, based on the Company's present intangible assets. The estimated amortization expense for each of the next five years is approximately $2.6 million.

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

Note J:   Acquisitions

On May 11, 2001, the Company acquired from Firstar Corporation, Milwaukee, Wisconsin (the "Seller"), 11 of its Minneapolis/St. Paul branch locations and a portfolio of commercial loans and related deposits (the "Branch Acquisition"). This transaction was a result of the Seller's divestiture requirement related to its merger with U.S. Bancorp, Minneapolis, Minnesota. The 11 branch offices and the commercial loan portfolio that were acquired are now operated as part of the Company's subsidiary bank charter in South St. Paul, Minnesota. The acquisition was accounted for as an acquisition of assets and assumption of liabilities and resulted in the recognition of a core deposit premium of approximately $20.0 million and approximately $45.0 million of other intangible assets. $42.1 million of the other intangible assets will be classified as goodwill when SFAS No. 147 is adopted on October 1, 2002.

The following pro forma financial information was prepared assuming the Branch Acquisition had been completed at January 1, 2001:


                                      Three Months Ended               Nine Months Ended
                                      ------------------               -----------------
                                    09/30/02         09/30/01         09/30/02         09/30/01
                                    --------         --------         --------         --------
                                             (in thousands, except per share data)

 Proforma
        Net Interest Income         $ 50,123         $ 45,620         $146,712        $129,574
        Net Income                    15,398           14,113           46,463          38,073
        Net Income Per Share          $ 1.28           $ 1.18           $ 3.87          $ 3.17


Note K:   Commitments and Contingencies

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations:

                                            September 30          December 31
                                            ------------          -----------
                                                 2002                  2001
                                                 ----                  ----
                                                      (in thousands)

Standby letters of credit                     $ 35,413             $ 18,394
Loan commitments                               937,391              848,391


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

The Company is nearing the completion of construction of a building which will contain approximately 100,000 square feet for an expanded operations center. The total cost of this project will be approximately $16 million, and it is expected to be completed by year end.

The Company is routinely involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the Company's consolidated financial position or operations.

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

Investments in marketable equity and debt securities are classified into three categories - held-to-maturity, available-for-sale, or trading - pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of September 30, 2002, no investments were classified as trading securities. Held-to-maturity securities represent investments for which we have the ability and intent to hold to maturity and may be sold only under very limited circumstances. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities.

Overview

Earnings. We reported net income of $15.4 million or $1.28 basic and diluted earnings per share for the third quarter of 2002. This compares to $14.1 million or $1.18 basic and diluted earnings per share in the third quarter of 2001. On a year-to-date basis through September 30, 2002, net income was $46.5 million, a 23.1% increase over the $37.8 million earned in the first nine months of 2001. Return on average realized equity was 14.84% for the third quarter of 2002 compared to 15.08% for the same quarter of 2001. On a year-to-date basis, we reported a return on average realized equity of 15.49%, compared to 13.86% in the first nine months of 2001. Realized equity excludes the impact of unrealized gains and losses associated with available-for-sale securities. Return on average assets increased to 1.22% in the third quarter of 2002 from 1.14% in the third quarter of 2001. On a year-to-date basis in 2002, we reported a return on average assets of 1.26%, compared to 1.11% in the first nine months of 2001.

Results of Operations

Net Interest Income. Net interest income for the third quarter of 2002 was $50.1 million, an increase of 9.9% from the $45.6 million reported for the same period a year ago, as our net interest margin increased to 4.43% in the third quarter of 2002 from 4.14% in the third quarter of 2001. On a year-to-date basis, net interest income was up $22.7 million, or 18.3% from the first nine months of 2001, as our net interest margin increased to 4.43% from 4.10% and our average earning assets increased by $375.8 million when comparing the two periods. Reductions in the general level of interest rates and a migration of customer deposits to lower yielding products reduced the average cost of our interest bearing liabilities by 146 basis points when comparing the third quarter of 2002 with the third quarter of 2001. Meanwhile, the average yield on our earnings assets declined 104 basis points to 6.60% from 7.64% when comparing the same two periods. On a year-to-date basis, the average cost of our interest bearing liabilities was reduced by 183 basis points when comparing the first nine months of 2002 with the same period of 2001, while the average yield on our earnings assets declined 129 basis points to 6.73% from 8.02% when comparing the same two periods.

Net interest income for the quarter was also positively impacted by a $215.4 million or 6.4% increase in average loans and leases, to $3.6 billion in the third quarter of 2002 from $3.4 billion in the third quarter of 2001. On a year-to-date basis, average loans and leases increased $369.0 million or 11.8% to $3.5 billion for the first nine months of 2002 from $3.1 billion for the same period in 2001. Contributing significantly to the growth in average loans over the last year was our May 2001 purchase of 11 bank branches in Minneapolis/St. Paul. This acquisition added approximately $320.0 million in loans and $715.0 million in deposits to our organization.


The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities.
In addition, the tables show resultant yields or costs, net interest income, net interest spread, and net interest margin:

                                                                      For the Three Months Ended September 30
                                                                      ---------------------------------------
                                                                                   (unaudited)
                                                                   2002                                       2001
                                                                   ----                                       ----
                                                                              Average                                    Average
                                                    Average                    Rate/          Average                     Rate/
                                                    Balance     Interest(1)    Yield          Balance      Interest(1)    Yield
                                                    -------     -----------    -----          -------      -----------    -----
                                                                              (dollars in thousands)
Assets
Loans and Leases (2)
     Commercial and other                         $  854,311     $ 13,428       6.24  %     $  851,113      $ 16,807       7.83  %
     Commercial real estate                        1,076,656       19,811       7.30           976,922        20,163       8.19
     Agricultural                                    445,202        7,329       6.53           430,555         8,967       8.26
     Residential real estate                         765,622       13,437       6.96           711,443        14,787       8.25
     Consumer                                        338,453        6,712       7.87           325,503         7,362       8.97
     Tax-exempt                                      115,718        2,507       8.60            84,985         1,986       9.27
                                                     -------        -----                       ------         -----
         Total Loans and Leases                    3,595,962       63,224       6.98         3,380,521        70,072       8.22
     Reserve for Credit Losses                       (58,333)                                  (52,098)
                                                     -------                                   -------
         Net Loans and Leases                      3,537,629                                 3,328,423
Securities (3)
     Mortgage-backed                                 784,274       10,063       5.09           770,358        11,562       5.95
     Other taxable                                    89,329          823       3.66           179,469         1,986       4.39
     Tax-exempt                                      189,219        3,629       7.61           214,703         4,133       7.64
                                                     -------        -----                      -------         -----
         Total Securities                          1,062,822       14,515       5.42         1,164,530        17,681       6.02
Federal funds sold                                    13,860           58       1.66            23,185           200       3.42
Other earning assets                                   4,170           47       4.47             4,304            56       5.16
                                                       -----           --                        -----            --
         Total Earning Assets (4)                 $4,676,814     $ 77,844       6.60  %    $ 4,572,540      $ 88,009       7.64  %
Cash and due from banks                              147,163                                   144,620
Other non interest earning assets                    252,128                                   251,971
                                                     -------                                   -------
         Total Assets                             $5,017,772                               $ 4,917,033

Liabilities and Shareholders' Equity
Noninterest bearing deposits                       $ 599,128                                 $ 521,080
Interest bearing deposits
     Savings and NOW accounts                        423,139        $ 573       0.54  %        362,061         $ 833       0.91  %
     Money market checking                           232,610          147       0.25           210,369           284       0.54
     Money market savings                            928,949        2,600       1.11         1,004,656         6,959       2.75
     Savings certificates                          1,170,337       10,728       3.64         1,338,173        18,572       5.51
     Certificates over $100,000                      272,665        2,450       3.56           278,038         3,906       5.57
                       --------                      -------        -----                      -------         -----
         Total Interest Bearing Deposits           3,027,700       16,498       2.16         3,193,297        30,554       3.80
                                                   ---------       ------                    ---------        ------
         Total Deposits                            3,626,828                                 3,714,377
     Short-term borrowings                           460,989        1,835       1.58           432,745         3,857       3.54
     Long-term debt                                  380,133        5,484       5.72           255,201         4,099       6.37
     Company obligated mandatorily redeemable
         preferred securities                         76,500        1,793       9.30            76,500         1,789       9.28
                                                      ------        -----                       ------         -----
         Total Interest Bearing Liabilities       $3,945,322     $ 25,610       2.58  %    $ 3,957,743      $ 40,299       4.04  %
Other noninterest bearing liabilities                 51,896                                    59,922
                                                      ------                                    ------
         Total Liabilities                         4,596,346                                 4,538,745
Minority Interest                                        150                                       150
Redeemable Class A Common Stock                       33,702                                    30,251
Shareholders' equity                                 387,574                                   347,887
                                                     -------                                   -------
         Total Liabilities and Equity             $5,017,772                               $ 4,917,033
                                                  ==========                               ===========

Net interest income                                              $ 52,234                                   $ 47,710
                                                                 ========                                   ========
Net interest spread                                                             4.03  %                                    3.60  %
Net interest margin                                                             4.43  %                                    4.14  %

--------------------------------
(1)  Interest income includes $2,111 and $2,090 in 2002 and 2001 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)  Net of unearned discount and includes nonaccrual loans and leases.
(3)  Excluding net unrealized gain (loss) on available-for-sale securities.
(4)  Before deducting the reserve for credit losses.



                                                                   For the Nine Months Ended September 30,
                                                                   ---------------------------------------
                                                                                 (unaudited)
                                                                   2002                                   2001
                                                                   ----                                   ----
                                                                            Average                               Average
                                                   Average                   Rate/         Average                 Rate/
                                                   Balance      Interest(1)  Yield         Balance     Interest(1) Yield
                                                   -------      -----------  -----         -------     -----------------
                                                                            (dollars in thousands)
Assets
Loans and Leases (2)
     Commercial and other                        $  859,953    $  41,002      6.37  %    $  787,209     $ 49,439   8.40  %
     Commercial real estate                       1,052,803       57,843      7.35          896,087       57,487   8.58
     Agricultural                                   414,278       21,096      6.81          407,600       26,493   8.69
     Residential real estate                        736,117       39,450      7.17          649,789       41,539   8.55
     Consumer                                       335,992       20,258      8.06          314,129       21,741   9.25
     Tax-exempt                                     107,878        6,948      8.61           83,247        5,867   9.42
                                                    -------        -----                     ------        -----
        Total Loans and Leases                    3,507,021      186,597      7.11        3,138,061      202,566   8.63
     Reserve for Credit Losses                      (56,568)                                (48,784)
                                                    -------                                 -------
        Net Loans and Leases                      3,450,453                               3,089,277
Securities (3)
     Mortgage-backed                                771,794       31,021      5.37          701,527       32,807   6.25
     Other taxable                                  114,915        2,930      3.41          173,033        6,529   5.04
     Tax-exempt                                     199,377       11,368      7.62          204,045       11,761   7.71
                                                    -------       ------                    -------       ------
        Total Securities                          1,086,086       45,319      5.58        1,078,605       51,097   6.33
Federal funds sold                                   16,037          200      1.67           16,163          505   4.18
Other earning assets                                  4,202          117      3.72            4,741          166   4.68
                                                      -----          ---                      -----          ---
        Total Earning Assets (4)                 $4,613,346     $232,233      6.73  %    $4,237,570    $ 254,334   8.02  %
Cash and due from banks                             138,909                                 135,636
Other non interest earning assets                   251,147                                 216,199
                                                    -------                                 -------
        Total Assets                             $4,946,834                              $4,540,621
                                                 ==========                              ==========

Liabilities and Shareholders' Equity
Noninterest bearing deposits                      $ 566,116                               $ 450,266
Interest bearing deposits
     Savings and NOW accounts                       417,278      $ 1,625      0.52  %       330,386      $ 2,608   1.06  %
     Money market checking                          235,840          448      0.25          185,889          938   0.67
     Money market savings                           953,415        7,798      1.09          856,676       22,840   3.56
     Savings certificates                         1,197,130       35,678      3.98        1,260,629       54,751   5.81
     Certificates over $100,000                     272,241        7,977      3.92          287,102       12,843   5.98
                       --------                     -------        -----                    -------       ------
        Total Interest Bearing Deposits           3,075,904       53,526      2.33        2,920,682       93,980   4.30
                                                  ---------       ------                  ---------       ------
        Total Deposits                            3,642,020                               3,370,948
     Short-term borrowings                          412,014        4,906      1.59          454,138       15,384   4.53
     Long-term debt                                 352,632       15,452      5.86          239,963       11,699   6.52
     Company obligated mandatorily redeemable
        preferred securities                         76,500        5,380      9.40           45,300        3,192   9.42
                                                     ------        -----                     ------        -----
        Total Interest Bearing Liabilities       $3,917,050      $79,264      2.71  %    $3,660,083    $ 124,255   4.54  %
Other noninterest bearing liabilities                54,929                                  60,409
                                                     ------                                  ------
        Total Liabilities                         4,538,095                               4,170,758
Minority Interest                                       150                                     150
Redeemable Class A Common Stock                      32,687                                  29,577
Shareholders' equity                                375,902                                 340,136
                                                    -------                                 -------
        Total Liabilities and Equity             $4,946,834                              $4,540,621
                                                 ==========                              ==========

Net interest income                                             $152,969                               $ 130,079
                                                                ========                               =========
Net interest spread                                                           4.02  %                              3.49  %
Net interest margin                                                           4.43  %                              4.10  %


(1)   Interest income includes $6,257 and $6,020 in 2002 and 2001 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)   Net of unearned discount and includes nonaccrual loans and leases.
(3)   Excluding net unrealized gain (loss) on available-for-sale securities.
(4)   Before deducting the reserve for credit losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                                 2002 vs. 2001
                                                                                 -------------
                                                                               Increase (Decrease)
                                                                                Due to Change in
                                                                                ----------------
                                                                 Volume                 Rate                 Total
                                                                 ------                 ----                 -----
                                                                                   (in thousands)

Interest earning assets:
     Loans and leases (1)                                       $ 23,817             $ (39,786)            $ (15,969)
     Taxable securities                                              547                (5,932)               (5,385)
     Tax-exempt securities (1)                                      (269)                 (124)                 (393)
     Federal funds sold                                               (4)                 (301)                 (305)
     Other interest earning assets                                   (19)                  (30)                  (49)
                                                                     ---                   ---                   ---
         Total interest earning assets                          $ 24,072             $ (46,173)            $ (22,101)
                                                                ========             =========             =========

Interest bearing liabilities:
     Savings and NOW accounts                                      $ 444              $ (1,427)               $ (983)
     Money market accounts                                         4,045               (19,577)              (15,532)
     Savings certificates                                         (3,422)              (20,517)              (23,939)
     Short-term borrowings                                        (1,427)               (9,051)              (10,478)
     Long-term debt                                                5,493                (1,740)                3,753
     Mandatorily redeemable preferred securities                   2,198                   (10)                2,188
                                                                   -----                   ---                 -----
         Total interest bearing liabilities                        7,331               (52,322)              (44,991)
                                                                   -----               -------               -------

Change in net interest income                                   $ 16,741               $ 6,149              $ 22,890
                                                                ========               =======              ========

(1)      Interest income includes $6,257 and $6,020 in 2002 and 2001 to adjust to a fully taxable basis using the federal statutory rate of 35%.

Provision for Credit Losses. The provision for credit losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance for credit losses at an acceptable level to cover losses inherent in the portfolio as of the reporting date. The provision for credit losses increased to $4.1 million for the third quarter of 2002 from $3.0 million for the same quarter in 2001. On a year-to-date basis, the provision for credit losses increased to $11.0 million in 2002 from $7.9 million for the first nine months of 2001. The provision for credit losses has been increased in 2002 primarily to increase the reserve for loans losses allocated to the loan portfolio of our finance company subsidiary. These loans generally carry more risk than our bank loans, and recent economic weakness has increased the stress on certain of the finance company customers. These customers include major U.S. airlines which have obligations to the Company under airline leases in the amount of $22.0 million as of September 30, 2002. Net charge-offs were $3.5 million during the third quarter of 2002 compared to $1.8 million for the same period in 2001 and $6.7 million during the first nine months of 2002 compared to $5.3 million for the same period in 2001. Of the $3.5 million of net charge offs for the third quarter, $2.0 million was related to a single commercial real estate credit. For further discussion related to the allowance for credit losses, see the later section titled "- Financial Condition - Reserve for Credit Losses."

Noninterest Income. Noninterest income increased $1.2 million, or 7.04%, to $18.0 million for the third quarter of 2002 compared to $16.8 million for the third quarter of 2001. On a year-to-date basis, noninterest income was $54.1 million, a $5.6 million, or 11.5% increase over the $48.5 million recorded in the first nine months of 2001. Service charges increased by $1.7 million or 8.7%, to $21.4 million in the first nine months of 2002 from $19.7 million in the first nine months of 2001. Gain on sale of loans increased by $1.3 million, or 21.2%, to $7.2 million in the first nine months of 2002 from $5.9 million in the first nine months of 2001 as residential mortgage loan activity remained strong. Also contributing to the $5.6 million year-to-date increase in noninterest income were increases of $ 674 thousand, or 20.7%, in brokerage fees and more than $1.0 million of miscellaneous nonrecurring revenue recorded in the first quarter of 2002. The following table summarizes the components of noninterest income:


                             Three Months Ended September 30,  Nine Months Ended September 30,
                             --------------------------------  -------------------------------
                                      2002          2001              2002          2001
                                      ----          ----              ----          ----
                                                       (in thousands)

Service charges                     $ 7,619      $ 6,962           $ 21,377      $ 19,671
Insurance                             2,510        2,323              7,180         6,908
Trust                                 2,247        2,304              7,048         6,983
Brokerage                             1,214        1,051              3,932         3,258
Gain on sale of loans                 2,891        2,309              7,192         5,934
Other recurring noninterest income    1,205        1,032              4,019         3,455
                                      -----        -----              -----         -----
    Recurring noninterest income     17,686       15,981             50,748        46,209
Gain on sale of other assets              1           64              1,060           151
Gain on sale of securities              318          776              2,244         2,115
                                        ---          ---              -----         -----
    Total noninterest income       $ 18,005     $ 16,821           $ 54,052      $ 48,475
                                   ========     ========           ========      ========


Noninterest Expense. Noninterest expense increased $3.1 million, or 8.2%, to $41.0 million in the third quarter of 2002 from $37.9 million in the third quarter of 2001. On a year-to-date basis, total noninterest expense increased $13.1 million or 12.2%, to $120.1 million in 2002 from $107.0 million in 2001. Ongoing operating costs and the amortization of intangibles related to the branch acquisition contributed to the higher noninterest expense when comparing the year-to-date 2002 results to the same periods in 2001. Employee benefit expenses increased $3.1 million, or 26.0%, to $14.7 million in the first nine months of 2002 from $11.6 million for the first nine months of 2001, primarily as a result of increased employee medical insurance and pension costs.

The following table summarizes the components of noninterest expense:

                                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                                   --------------------------------    -------------------------------
                                                         2002           2001                 2002           2001
                                                         ----           ----                 ----           ----
                                                                               (in thousands)

Salaries and wages                                      $18,215       $ 16,889              $ 53,650       $ 47,647
Employee benefits                                         5,241          4,075                14,663         11,636
Occupancy                                                 2,593          2,549                 7,739          7,075
Furniture and equipment                                   2,505          2,498                 7,252          7,316
Printing, postage and telephone                           1,551          1,638                 4,702          4,813
Marketing                                                 1,421          1,539                 4,543          5,030
Data processing fees                                      2,257          2,105                 6,777          6,226
Professional fees                                         1,271            871                 3,358          2,539
Other real estate owned                                      23             14                    61             88
FDIC premiums and examination fees                          431            435                 1,317          1,193
Amortization of goodwill and other intangibles            2,096          2,100                 6,288          4,553
Other noninterest expense                                 3,381          3,169                 9,773          8,928
                                                          -----          -----                 -----          -----
     Total noninterest expense                          $40,985        $37,882              $120,123       $107,044
                                                        =======        =======              ========       ========



A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. Our operating efficiency ratio was 55.5% for the third quarter of 2002 compared to 56.1% for the third quarter of 2001. On a year-to-date basis, the ratio was 55.8% for the nine months ending September 30, 2002 compared to 58.0% for the same period in 2001.

Income Taxes. The provision for income taxes was $7.6 million for the quarter ended September 30, 2002 compared to $7.5 million for the same period in 2001. On a year-to-date basis, the provision for income taxes increased to $23.2 million in 2002 from $19.8 million in 2001. Comparing the third quarter of 2002 to the same period in 2001, our effective tax rate decreased to 33.1% from 34.6%, primarily as a result of lower taxable income calculated at the state level. Our effective tax rate decreased to 33.3% for the first nine months of 2002 from 34.4% for the same period in 2001.

Financial Condition

Loan and Lease Portfolio. The following table presents the components of our gross loans and lease portfolio:


                                      At September 30, 2002              At December 31, 2001
                                      ---------------------              --------------------
                                                   Percent of                       Percent of
                                    Amount        Total Loans         Amount        Total Loans
                                    ------        -----------         ------        -----------
                                                          (in thousands)

Commercial and other               $   866,594         23.7  %        $   883,099         25.2  %
Commercial real estate               1,016,225         27.7               957,318         27.3
      - Construction                    74,787          2.1                83,388          2.4
Agricultural                           454,617         12.5               417,069         11.9
Residential real estate                757,614         20.8               708,334         20.2
      - Construction                    23,087          0.6                19,300          0.6
Consumer                               341,684          9.4               334,472          9.6
Tax-exempt                             115,392          3.2                97,308          2.8
                                       -------          ---                ------          ---
      Total                        $ 3,650,000        100.0  %        $ 3,500,288        100.0  %
                                   ===========        =====           ===========        =====


Our total loan and lease portfolio was $3.7 billion at September 30, 2002 compared to $3.5 billion at December 31, 2001. Commercial real estate loans increased by $58.9 million, or 6.2%, during the first nine months of 2002, with about two-thirds of the increase taking place in the Twin Cities market. Residential real estate loans increased by $49.3 million, or 7.0%, with all of the increase in the home equity portion of the real estate portfolio. Agricultural loans increased by $37.5 million, or 9.0%, during the first nine months of 2002, with the increase being primarily seasonal in nature. Tax-exempt loans increased by $18.1 million, or 18.6%, with most of the increase due to a single new loan to finance a medical facility expansion. Commercial loans declined by $16.5 million, or 1.9%, during the first nine months of 2002 due to a combination of competitive conditions in this market and a generally weak economic environment that slowed the level of new loan advances to current customers.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets were $29.9 million at September 30, 2002, an increase of $7.5 million or 33.5% from the $22.4 million level at December 31, 2001. Nonperforming assets as a percentage of total loans, leases and OREO increased to .82% as of September 30, 2002 from ..64% as of December 31, 2001. These increases are primarily in the commercial component of the portfolio and are largely the result of a weaker economic environment. Accruing loans and leases 90 days or more past due totaled $2.5 million at September 30, 2002 compared to $3.0 million at December 31, 2001.

Our nonperforming assets are summarized in the following table:

                                                             September 30           December 31
                                                             ------------           -----------
                                                                2002                 2001
                                                                ----                 ----
                                                                    (dollars in thousands)

Nonaccrual loans and leases                                      $ 27,518             $ 20,257
Restructured loans and leases                                         587                  499
                                                                      ---                  ---
      Total nonperforming loans and leases                         28,105               20,756
Other real estate owned (OREO)                                      1,829                1,616
                                                                    -----                -----
      Total nonperforming assets                                 $ 29,934             $ 22,372
                                                                 ========             ========

Accruing loans and leases 90 days or more past due                $ 2,507              $ 2,995
                                                                  =======              =======

Nonperforming loans and leases to total loans and leases             0.77 %               0.60 %
Nonperforming assets to total loans, leases and OREO                 0.82                 0.64
Nonperforming assets and accruing loans and leases 90
      days or more past due to total loans, leases and OREO          0.89                 0.72


Reserve for Credit Losses. At September 30, 2002, the reserve for credit losses was $58.0 million, an increase of $4.2 million or 7.9% from the balance of $53.7 million at December 31, 2001. At September 30, 2002, the reserve for credit losses as a percentage of total loans and leases was 1.59% compared to 1.54% at December 31, 2001.

Activity in the reserve for the following periods is shown in the following table:

                                                       Three Months Ended September 30,     Nine Months Ended September 30,
                                                       --------------------------------     -------------------------------
                                                             2002              2001               2002                 2001
                                                             ----              ----               ----                 ----


Balance at beginning of period                          $   57,385        $   51,396         $   53,716            $   45,895
Charge-offs:
      Commercial and other                                     508             1,432              3,427                 3,990
      Commercial real estate                                 2,468                24              2,510                   128
      Agricultural                                             198               110                302                   358
      Residential real estate                                  147                35                210                   227
      Consumer                                                 617               721              1,803                 1,740
                                                               ---               ---              -----                 -----
           Total charge-offs                                 3,938             2,322              8,252                 6,443
Recoveries:
      Commercial and other                                     169               216                753                   427
      Commercial real estate                                     5                46                 92                    91
           Construction                                          -                 -                  4                     -
      Agricultural                                              46                52                113                   239
      Residential real estate                                   36                 3                 66                    20
      Consumer                                                 134               178                481                   388
                                                               ---               ---                ---                   ---
           Total recoveries                                    390               495              1,509                 1,165
                                                               ---               ---              -----                 -----
Net charge-offs                                              3,548             1,827              6,743                 5,278
Provision for credit losses                                  4,126             2,964             10,990                 7,916
Reserve related to acquired assets                               -                 -                  -                 4,000
                                                             -----             -----              -----                 -----
Balance at end of period                                $   57,963        $   52,533         $   57,963            $   52,533
                                                        ==========        ==========         ==========            ==========
Average loans and leases                                $3,595,962        $3,380,521         $3,507,021            $3,138,061
Annualized net charge-offs to average loans and leases        0.39   %          0.22  %            0.26  %               0.22  %
        --------------------------------

Reserve as a percentage of:
      Period-end loans and leases                             1.59   %          1.54  %
      Nonperforming loans and leases                        206.24            274.95
      Nonperforming assets                                  193.64            263.18



Securities. Our investment portfolio, including available-for-sale securities and held-to-maturity securities, decreased by $86.4 million to $1.1 billion at September 30, 2002 from $1.2 billion at December 31, 2001. We sold $211.9 million in securities during the first nine months of 2002, resulting in a $2.2 million gain on sale of securities. An additional $290.4 million in securities matured during the first nine months of 2002. We reinvested $404.9 million of the total proceeds from sales and maturities in other securities during the first nine months of the year and utilized the rest of the funds received to fund loan growth during the year.

Deposits. Total deposits were $3.7 billion at September 30, 2002 compared to $3.8 billion at December 31, 2001. Noninterest bearing deposits increased $11.9 million, or 1.8%, to $668.5 million at September 30, 2002 from $656.7 million at December 31, 2001. Interest bearing deposits decreased $143.0 million, or 4.5%, to $3.0 billion at September 30, 2002 compared to $3.1 billion at December 31, 2001.

Borrowings. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank ("FHLB") advances, and an unsecured revolving credit facility, increased $64.6 million or 14.4% to $513.5 million at September 30, 2002 from $448.9 million at December 31, 2001. The increased use of short-term borrowings as a funding source was due to the decline in total deposits since December 31, 2001.

Long-term debt. Long-term debt consists primarily of FHLB advances and $65.0 million of privately-placed senior debt. FHLB advances increased $102.2 million to $350.8 million at September 30, 2002 from $248.6 million at December 31, 2001. The increase is part of our asset/liability management strategy to match fund longer term loans with longer term liabilities.

Company Obligated Mandatorily Redeemable Preferred Securities. The $76.5 million in outstanding Company Obligated Mandatorily Redeemable Preferred Securities at September 30, 2002 qualifies as Tier I capital under guidelines of the Federal Reserve.

Capital Management. The following table compares our consolidated capital ratios with the minimum requirements for well capitalized and adequately capitalized banks as of September 30, 2002:

                                                                                   Minimum Requirements
                                                                                   --------------------
                                            September 30      December 31        Well          Adequately
                                                2002              2001        Capitalized      Capitalized
                                                ----              ----        -----------      -----------


Tier I capital to risk-weighted assets         10.70 %            9.94 %           6.00 %           4.00 %
Total capital to risk-weighted assets          11.96             11.19            10.00             8.00
Tier I capital to average tangible assets       8.01              7.27             5.00             4.00

We have maintained our capital at the well-capitalized level in each of these categories in the past and expect to do so in the future. The capital ratios of the subsidiary banks in each of these categories met or exceeded the well-capitalized ratios as of September 30, 2002.

Commitments and Contingencies. We are nearing the completion of construction of a building which will contain approximately 100,000 square feet for an expanded operations center. The total cost of this project will be approximately $16 million, and it is expected to be completed by year end 2002. Our contracts with a third party provider of data processing and item processing services have been extended through May 2008 under terms similar to those in place prior to the extension. There have been no other material changes in our outstanding commitments and contingencies since those reported at December 31, 2001 in the Form 10-K for 2001.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2001 in the 2001 Form 10-K.

Item 4.  Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

    12.1  Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

    99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 2002 or during the period from September 30, 2002 to the date of this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2002             BREMER FINANCIAL CORPORATION


                                     By: /s/ Stan K. Dardis
                                     ------------------------------------
                                     Stan K. Dardis
                                     President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                                     By: /s/ Stuart F. Bradt
                                     -------------------------------------
                                     Stuart F. Bradt
                                     Controller
                                     (Chief Accounting Officer)

         I, Stan K. Dardis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bremer Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:   November 12, 2002
      ----------------------
                                       /s/ Stan K. Dardis
                                     -----------------------------
                                     Stan K. Dardis
                                     President and
                                     Chief Executive Officer
                                     Bremer Financial Corporation

         I, Robert B. Buck, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bremer Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:   November 12, 2002
      --------------------------------------
                                        /s/ Robert B. Buck
                                      ----------------------
                                      Robert B. Buck
                                      Chief Financial Officer
                                      Bremer Financial Corporation