Form 10-K
period 2002-12-31
BREMER FINANCIAL CORP
filed 2003-03-21
CIK 846616

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       OR

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
Yes    X       No
     ----         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes     No X
                                      ----   ----

Based upon the $33.14 per share price at which shares of class A common stock of the Company were last sold before June 30, 2002, the aggregate value of the Company's shares of class A common stock held by non-affiliates as of such date was approximately $26.4 million. All of the Company's class B common stock is owned by the Otto Bremer Foundation, an affiliate of the Company.

As of March 21, 2003, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                          BREMER FINANCIAL CORPORATION
                           Annual Report on Form 10-K
                      for the year ended December 31, 2002

                                      INDEX
                                                                         Page

Documents Incorporated by Reference........................................ii
Cross Reference Sheet.....................................................iii

PART I

Item 1.        Business.....................................................1

Item 2.        Properties...................................................9

Item 3.        Legal Proceedings............................................9

Item 4.        Submission of Matters to a Vote of Security Holders..........9

PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................10

Item 6.        Selected Financial Data.....................................13

Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............14

Item 7A.       Quantitative and Qualitative Disclosure About Market Risk...34

Item 8.        Financial Statements and Supplementary Data.................35

Item 9.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure......................60

PART III

Item 10 through Item 13.
See "Documents Incorporated by Reference" (Page ii)........................60

Item 14.       Controls and Procedures.....................................60

PART IV

Item 15.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K.........................................60

Signatures        .........................................................62

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

Part III

Item 10. Directors and Executive           Reference is made to the Registrant's
         Officers of the Registrant        definitive proxy statement ("Proxy
                                           Statement"), which will be filed with
                                           the Securities and Exchange
                                           Commission ("Commission") within 120
                                           days after December 31, 2002.

Item 11. Executive Compensation            Reference is made to the Registrant's
                                           Proxy Statement.

Item 12. Security Ownership of Certain     Reference is made to the Registrant's
         Beneficial Owners and Management  Proxy Statement.
         and Related Stockholder Matters

Item 13. Certain Relationships and Related Reference is made to the Registrant's
         Transactions                      Proxy Statement.

                              CROSS REFERENCE SHEET

                            Between Items in Part III
                                of Form 10-K and
                                 Proxy Statement
         Pursuant to Paragraph G-4 of General Instructions to Form 10-K

                                           Subject Headings
Item Number and Caption                    In Proxy Statement

Item 10. Directors and Executive Officers  Information About Nominees for
         of the Registrant                 Election as Directors, Information
                                           About Executive Officers of the
                                           Company

Item 11. Executive Compensation            Compensation of Executive Officers
                                           and Directors

Item 12. Security Ownership of Certain     Principal Stockholders
         Beneficial Owners and Management
         and Related Stockholder Matters

Item 13. Certain Relationships             Certain Transactions
         and Related Transactions

                                     PART I

Certain statements in this Annual Report on Form 10-K and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities Exchange Act of 1934, as amended ("Exchange Act"). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in "Risk Factors" filed with this Annual Report on Form 10-K as
Exhibit 99.1, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

ITEM 1.  BUSINESS

General

Bremer Financial Corporation is a regional financial services company with $5.3 billion in assets as of December 31, 2002, operating 11 subsidiary banks and 107 offices in Minnesota, Wisconsin and North Dakota. We offer a wide range of banking and related products and services, including transaction and savings deposits, commercial, consumer, agricultural and real estate loans, mortgage origination services, insurance, trust, and retail brokerage services. From December 31, 1998 to December 31, 2002, we increased our asset base from $3.4 billion to $5.3 billion, resulting from a combination of internal growth and growth through bank and branch acquisitions within our three-state market area. During the same period, our loans and leases increased from $2.2 billion to $3.7 billion, and our deposits increased from $2.6 billion to $3.8 billion.

Business Developments

New Branches. In January 2003, as part of our ongoing Twin Cities expansion strategy, we opened two new offices located in Plymouth and in downtown Minneapolis. Each of the offices provides a full range of banking services, with the downtown Minneapolis office focusing on Private Banking.

Sale of Branches. In February 2003, we signed a definitive agreement to sell two rural branches in Edgerton and Leota, Minnesota, to a local community bank headquartered in that area. The transaction will include $23 million in deposits, $18 million in loans, and the bank facilities in those communities and is expected to close in the second quarter of 2003. We originally acquired these branches in 1999 as part of our larger purchase of a Twin Cities-based banking company.

History

Otto Bremer incorporated Bremer Financial Corporation in December 1943 to consolidate his majority stock holdings in community banks located throughout Minnesota, Wisconsin and North Dakota. Mr. Bremer formed the Otto Bremer Foundation in 1944 to own Bremer Financial Corporation's stock. Today we are owned by the foundation and the employees and directors of the company. The foundation is organized as a non-profit trust for charitable, educational and religious purposes for the benefit of individuals and entities who are residents of or are located in Minnesota, Wisconsin, North Dakota and Montana. The foundation is a key part of our community-based philosophy. Earnings from its investment in us and other investments are returned to the bank communities in the form of grants and program-related investments. In 2002, the Otto Bremer Foundation made over $22.0 million in grants to over 700 community organizations and programs.

From our incorporation in 1943 and through the late 1980s, we relied on our existing community banks to generate loan and deposit growth in our market area. From 1990 through 2002, we augmented this growth through 11 bank and branch acquisitions totaling approximately $1 billion of assets and $1.4 billion of deposits. We use bank and branch acquisitions to fill in gaps in our geographic markets in order to provide better customer service and leverage existing operations. In recent years, our expansion focus has been primarily in more urban, metropolitan areas, most noticeably in Minneapolis/St. Paul and surrounding communities.

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

                >> offering a wide variety of innovative financial products to our customers

                      Our clients use a wide variety of financial services beyond the traditional banking products, and we work with them to identify their particular needs and tailor our services to meet those needs. As our clients' needs have evolved, we have established new competencies in e-commerce, cash management, international banking, specialized financing, private banking, estate and financial planning, and asset management.

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

                >> using our unique ownership structure to reinvest in the communities we serve

                      Over the last three years, the foundation has distributed more than $61.0 million in the states we serve in the form of grants and program-related investments. Directing most of its grants to non-profit organizations in the communities we serve not only contributes to the economic well being of those communities, but also improves our brand recognition.

         o      Investing in technology

                We are committed to investing in technology to improve product offerings, improve security protection, reduce product costs and provide more convenient service to our customers. Over the last few years, we have continued to make significant investments in the following main areas to upgrade our technology:

                >> Infrastructure improvements. We have built a new data center with vastly improved technology infrastructure in server management, fiber optic cabling, and infrastructure management tools.

                >> Security. We have upgraded physical, logical, virus, and intrusion security protection.

                >> Internet presence. We continue to open new channels for user interaction with Bremer through the internet.

                >> Branch technology. We are re-engineering many of the branch technologies to improve the customer and employee experience in order to enhance our relationship management strategies. We are using more imaging at the branch for item processing. We are changing our loan and deposit origination tools and we are providing better customer data management tools to our sales staff.

         o      Increasing penetration in our existing markets

                To make us more accessible and convenient to our customers, we pursue a strategy of in-market expansion to fill in gaps in our market coverage through opening new branches, acquiring competing banks or branches, and investing in technology-based delivery channels. Examples of this strategy include:

                >> the January 2003 opening of new branches located in Plymouth and downtown Minneapolis

                >> our May 2001 acquisition of 11 branches from Firstar Corporation (the "Branch Acquisition"), which substantially improved customer access in the Minneapolis/St. Paul area, and

                >> the acquisition of Northwest Savings Bank in 2000, which brought our services to New Richmond, Wisconsin, a rapidly-growing community located between St. Paul and our banking offices in western Wisconsin.

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

                >> specialized expertise in areas such as cash management, international banking, loan workout, taxation, and compliance; and

                >> management of key vendor relationships including those vendors supplying data processing, item processing, ATM services, audit services, computer software and hardware, and equipment and supplies.

                We believe that by standardizing certain policies, procedures and products, and by centralizing administrative functions, subsidiary bank management and personnel can concentrate on individual customer service and community relations. Further, we reduce bank expenses, and can consistently and efficiently implement system-wide banking policies and practices.

Our Banks

Our 11 subsidiary banks are located in Minnesota, Wisconsin and North Dakota. At December 31, 2002, they ranged in size from $71.8 million to $1.7 billion in total assets and from $62.3 million to $1.3 billion in total deposits. Each of our banks is a community bank that provides a full range of commercial and consumer banking services, primarily to customers within its market area. All of our banks are nationally chartered, operate under the name of Bremer Bank, National Association, and are regulated by the Office of the Comptroller of the Currency. The locations, total assets and total deposits of our banks are as follows:

Location of Subsidiary Bank Charter           Branch Locations                 Assets             Deposits
-----------------------------------           ----------------                 ------             --------

                                                                         (in thousands as of December 31, 2002)

Alexandria, MN                                Alexandria, MN (2)               $  423,076          $  292,607
                                              Brandon, MN
                                              Breckenridge, MN
                                              Fergus Falls, MN
                                              Morris, MN
                                              Starbuck, MN
                                              Wahpeton, ND

Brainerd, MN                                  Brainerd, MN (2)                 $  256,882          $  189,883
                                              Aitkin, MN
                                              Baxter, MN (2)

Grand Forks, ND                               Grand Forks, ND (2)              $  534,611          $  380,444
                                              Crookston, MN
                                              Fisher, MN
                                              Fordville, ND
                                              Forest River, ND
                                              Gilby, ND
                                              Grafton, ND
                                              Hoople, ND
                                              Larimore, ND
                                              St. Thomas,ND
                                              Shelly, MN
                                              Warren, MN

International Falls, MN                       International Falls, MN          $  71,771           $  62,342

Marshall, MN                                  Marshall, MN                     $ 210,065           $ 171,368
                                              Redwood Falls, MN
                                              Edgerton, MN
                                              Leota, MN

Menomonie, WI                                 Menomonie, WI (3)                $ 498,643           $ 380,585
                                              Amery, WI
                                              Bayfield, WI
                                              Colfax, WI
                                              Danbury, WI
                                              Deer Park, WI
                                              Eau Galle, WI
                                              Elk Mound, WI
                                              Frederic, WI
                                              Knapp, WI
                                              La Pointe, WI
                                              New Richmond, WI
                                              Rock Falls, WI
                                              Siren, WI
                                              Washburn, WI



Location of Subsidiary Bank Charter           Branch Locations                   Assets             Deposits
-----------------------------------           ----------------                   ------             --------

                                                                           (in thousands as of December 31, 2002)

Minot, ND                                     Minot, ND (3)                    $  393,844          $  304,190
                                              Berthold, ND
                                              Carrington, ND
                                              Devils Lake, ND (2)
                                              Max, ND Minnewaukan, ND
                                              Richardton, ND Rugby, ND

Moorhead, MN                                  Moorhead, MN                     $  472,238          $  259,614
                                              Fargo, ND (2)
                                              Casselton, ND
                                              Detroit Lakes, MN
                                              Leonard, ND
                                              Lisbon, ND
                                              Perham, MN

St. Cloud, MN                                 St. Cloud, MN (2)                $  488,766          $  337,654
                                              Rice, MN
                                              Sartell, MN
                                              Sauk Rapids, MN

South St. Paul, MN                            South St. Paul, MN               $1,710,687          $1,268,013
                                              St. Paul, MN (4)
                                              Minneapolis, MN (3)
                                              Arden Hills, MN
                                              Brooklyn Center, MN
                                              Brooklyn Park, MN
                                              Eagan, MN
                                              Eden Prairie, MN
                                              Edina, MN
                                              Inver Grove Heights, MN
                                              Maplewood, MN
                                              Milaca, MN
                                              Minnetonka, MN
                                              Ogilvie, MN
                                              Plymouth, MN
                                              Princeton, MN
                                              Richfield, MN
                                              Roseville, MN St.
                                              Anthony, MN
                                              St. Louis Park, MN
                                              Watertown, MN
                                              White Bear Lake, MN
                                              Zimmerman, MN

Willmar, MN                                   Willmar, MN (2)                  $  209,641          $  136,623
                                              Hutchinson, MN


Communities Served By Our Banks

We operate in 86 communities across Minnesota, Wisconsin and North Dakota. Over the past few years, we have begun to expand significantly in more urban metropolitan areas, including Minneapolis/St. Paul, Fargo/Moorhead, and St. Cloud. Prior to that time, we had our strongest market presence in communities outside the major metropolitan areas. In Minnesota, these non-metropolitan communities are a blend of agricultural-based areas in the southwestern portion of the state to more recreational and resort-based communities in west central Minnesota. Our North Dakota communities are in primarily agricultural-based areas along the Red River Valley as well as in western North Dakota surrounding the Minot trade area. In Wisconsin, our locations are concentrated on the western side of the state. In our markets located outside the major metropolitan areas, we generally are first or second in deposit market share. Over the past few years, most of our expansion has been in higher-growth metropolitan areas. The primary areas targeted for future expansion are expected to continue to be in the Minneapolis/St. Paul to St. Cloud corridor and the Fargo/Moorhead area. While we have maintained charter banks in St. Cloud and South St. Paul for many years, our metropolitan area market share has not been substantial. The acquisition of Dean Financial Services, Inc. in 1999 added eight additional branch offices in the metropolitan Minneapolis/St. Paul area and the 2001 Branch Acquisition added another 11 offices in this area. In January 2003, we opened two additional offices in the Minneapolis/St. Paul area and we have also opened a number of offices in the rapidly growing Fargo/Moorhead area during the last few years.

Lending Activities

We maintain a diversified loan portfolio consisting of commercial, commercial and residential real estate, agricultural, consumer and tax-exempt loans.

Commercial Loans. Loans in this category include term loans and operating lines of credit primarily for manufacturing, wholesale, or retail businesses. While we look to the borrower's business operations as the principal source of repayment, we also generally obtain personal guarantees and security interests in inventory, receivables, and equipment as collateral support for the loans. We utilize standard advance rates in determining amounts that can be advanced for each collateral type. Advances secured by inventory and receivables are normally short-term floating rate advances and constitute about 60% of this portfolio. Equipment loans typically amortize over five years and constitute the remainder of this portfolio.

Commercial Real Estate Loans. Our commercial real estate portfolio, which includes interim commercial real estate construction, consists primarily of loans to business customers who occupy the property or use the property for income production. Commercial real estate loans generally are made for up to 80% of appraised value or cost and typically have a term of five years with 15 to 20 year amortization. Approximately 60% of our commercial real estate loans are fixed rate loans and 40% are adjustable rate loans.

Agricultural Loans. Our agricultural loans include term loans secured by farm property or equipment and operating loans used for commodity production. Our agricultural customers and agricultural-based communities are diversified across the three states we serve, and we extend credit to 12 different areas of commodity production including crops, dairy, and livestock. Approximately 70% of our agricultural loans are short-term floating rate loans. The remainder of the agricultural loans are fixed rate loans with terms generally under five years.

Residential Real Estate Loans. The residential real estate portfolio includes home equity loans, first mortgage residential real estate loans, and some construction loans. The construction loans are typically made to builders on homes under construction that have been pre-sold. Loan to value ratios for home equity loans typically range from 80% to 100%. Approximately 40% of our home equity loans are fixed rate loans with terms of five to twelve years. The remaining 60% of our home equity loans are floating rate lines of credit. First mortgage residential real estate lending is generally conducted in compliance with secondary market underwriting guidelines, and most newly originated fixed rate first mortgage loans are sold into the secondary market. The first mortgage residential real estate loans that we keep in our portfolio are generally adjustable rate loans and often involve vacation homes in our recreational and resort-based communities.

Consumer Loans. Loans in this category include automobile loans, home improvement loans and personal lines of credit. In addition to our direct lending operations, our subsidiary banks also purchase indirect retail installment sales contracts primarily from automobile dealers, certain recreational vehicle dealers, and certain sport recreation dealers where the selling dealer is well known to us and located in our primary trade area. Approximately 85% of our consumer loans are fixed rate loans with terms of three to five years.

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

Bremer Business Finance Corporation. We formed Bremer Business Finance Corporation in late 1996 to expand the services available to customers that may not qualify for traditional bank financing. Bremer Business Finance Corporation engages in secured lending activities and works closely with the Bremer banks in offering services to customers in the areas of asset-based finance, real estate finance, real estate equity finance, corporate finance, project finance, equipment financing and leasing. During 2002, we significantly reduced the size and scope of operation of Bremer Business Finance Corporation. As of December 31, 2002, Bremer Business Finance Corporation had a loan portfolio of $45.9 million, down from $88.3 million at December 31, 2001. We expect this portfolio to continue to decline in 2003, with new credit extended only to support current or potential bank relationships.

Bremer Trust, National Association. Bremer Trust, National Association has trust powers and offers trust and other fiduciary services in the majority of our markets. Services that Bremer Trust provides to our customers include serving as trustee, investment agent, custodian, personal representative, and as a conservator for individuals, businesses, and public and tax-exempt organizations. Bremer Trust directly serves as an investment advisor for the proprietary stock and bond mutual funds we offer to our trust client accounts. It also operates on a limited basis as a registrar and transfer agent. As of December 31, 2002, Bremer Trust had 82 employees. Our total trust revenues for 2002 were $9.4 million.

Bremer Insurance Agencies, Inc. Bremer Insurance Agencies, Inc. is an independent insurance agency with offices in Minnesota, Wisconsin and North Dakota, representing many different insurance companies. This gives agency personnel the ability to tailor coverage to meet the differing needs of our diverse customer base. The agency's book of business is generated by selling personal, life, health, commercial and agricultural insurance products. In 2002, Bremer Insurance generated insurance premium sales of $8.8 million and, as of December 31, 2002, it had 87 employees.

Brokerage Services. Consumer investment products and services are available at our subsidiary bank offices through INVEST Financial Corporation of Tampa, Florida. We have an agreement with INVEST to deliver investment services to our customers through our branch network and we receive a portion of the commissions earned by the investment representatives in those branches. We had $5.2 million in brokerage commissions in 2002.

Bremer Life Insurance Company. Bremer Life Insurance Company was formed as a reinsurer of credit life and credit accident and health insurance sold by the Bremer banks, in partnership with American General, which owns a preferred stock interest in the Bremer Life company.

Operations and Administration

We provide a broad range of services to the individual subsidiaries in order to augment the capacities of the subsidiary banks' management and to achieve many of the synergies of a larger company.

Operations Center. Back-office operations for all banks are housed in a recently constructed operations center in Lake Elmo, Minnesota, which we moved into in December 2002. We use a third-party provider for delivery of most data and item processing services for Bremer and its subsidiaries. We have entered into contracts for these services that extend through May 2008. Certain of the operations of this third party provider are located in our operations center.

Credit. We evaluate and approve credit at the individual subsidiary bank level through individual and senior lending officer credit authorities. In addition, each bank has a senior credit committee and a director's credit committee that review and approve larger credits. The director's credit committee can approve credit up to the individual bank limit. These bank limits range from $700 thousand to $13.0 million, depending on the size of the individual bank.

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

         o Internal audit conducts periodic operational, compliance and internal control reviews of all of our subsidiary banks and system-wide operations and reports its findings to the boards of directors.

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

We believe that our success in competing effectively with these alternative providers of financial services will be partly based on our ability to monitor the local economies, make decisions close to the marketplace, commit to and be involved in the communities we serve, and fully develop our relationship management concepts. We must preserve our ability to focus on providing personalized quality banking services to maintain or improve our competitive position in our markets. We believe that our size, combined with our support services in specialized areas, adds to the strength of the individual banks, enabling them to compete more effectively. Some of our competitors are not subject to the same degree of regulation as that imposed on bank holding companies and national banks. In addition, the larger banking organizations, investment banks and brokerage houses have significantly greater resources than we do. As a result, some of our competitors have advantages over us in name recognition and market penetration.

Employees

As of February 28, 2003, we had 1,649 full-time equivalent employees. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance plans, and 401(k) plans. In addition, all the employees have the opportunity to invest in our class A common stock. None of our employees is a member of a collective bargaining unit. We consider our relationship with our employees to be good.

ITEM 2.  PROPERTIES

We lease our principal offices at 445 Minnesota Street, Suite 2000, St. Paul, Minnesota 55101, which consist of approximately 25,000 square feet. In addition, the centralized service operations of the holding company occupy approximately 83,900 square feet of owned property in Lake Elmo, Minnesota, a suburb of St. Paul. An additional 17,000 square feet of that property is occupied by one of our third party providers of data and item processing services. We believe that the principal offices at 445 Minnesota Street in St. Paul and our service operations facility will be sufficient for our needs in the foreseeable future.

Substantially all of the current offices and branches of the subsidiary banks are owned, with the primary exception of those located in leased space in downtown St. Paul and Minneapolis, Minnesota and small leased spaces in supermarkets. Our bank facilities range in size from 391 square feet to 52,280 square feet.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending other than ordinary routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2002 to a vote of our security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established trading market for the shares of our class A common stock. To the best of our knowledge, during the period from May 18, 1989 (the closing date of the registered initial public offering of Bremer's class A common stock) through February 28, 2003, a majority of the purchases and sales of shares of the class A common stock have consisted of transfers effected upon the exercise of the options described in the portions of Bremer's Prospectus dated April 20, 1989 ("Prospectus") entitled "Description of Capital Stock - Description of Class A Common Stock - Restrictions on Transfer" on page 62 of the Prospectus and "Description of Capital Stock - Description of Class A Common Stock First Call Option to Company" on page 64 of the Prospectus (which portions are hereby incorporated by reference pursuant to Rule 12b-23 under the Securities Exchange Act of 1934). We are not obligated to purchase any shares of class A common stock from a holder upon the exercise of a put option if the purchase price paid for the shares subject to the put option, when added to the purchase price paid for all previous purchases of class A common stock during the preceding twelve-month period, would exceed 10% of our net worth as of the date of such purchase. As of December 31, 2002, our net worth, including redeemable class A common stock, was $434.1 million and 10% of our net worth and redeemable class A common stock was $43.4 million.

During the period from January 1, 2002 through February 28, 2003, we did not directly purchase any shares of class A common stock but assigned to various parties our options to purchase a total of 125,678.9151 shares. These options were assigned to the Bremer Financial Corporation Employee Stock Ownership Plan ("ESOP") (12,920.4231 shares), the Bremer Banks Profit Sharing Plus Plan (81,390.4920 shares), executives and directors under the Executive Stock Purchase Plan (31,118.0000 shares) and certain directors of subsidiary banks (250.0000 shares). To the best of our knowledge, shares purchased by these parties upon exercise of these assigned options were the only transfers of shares of class A common stock effected during the period from January 1, 2002 through February 28, 2003. The sales price of the shares of class A common stock in such transactions occurring during that period ranged from $32.49 to $46.50 per share. These prices were equal to either the per share book value of the class A common stock as shown in our consolidated balance sheet dated as of the last day of the immediately preceding fiscal quarter or, and only with respect to shares transferred that had been held for employees in the ESOP, the per share fair market value as determined by an independent appraiser. At December 31, 2002, the most recent date for which a per share book value for the class A common stock is available, such value was $36.17.

To the best of our knowledge, no brokers are used to sell the shares of class A common stock, and there are no market makers for the class A common stock. The Company has sold none of its equity securities during the three years ended December 31, 2002.

Holders

As of February 28, 2003, there were 1,432 holders of record of the shares of class A common stock.

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

The payment of dividends by any national bank also is affected by the requirements to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Comptroller. The Comptroller has issued capital adequacy regulations for national banks subject to the Comptroller's primary supervision. These regulations provide for a minimum Tier 1 capital to total assets (leverage) ratio of 4.00% for the most highly-rated banks and a minimum total capital to risk-weighted assets (total capital) ratio of 8.00%. These guidelines and regulations further provide that capital adequacy is to be considered on a case-by-case basis in view of various qualitative factors that affect a bank's overall financial condition. Most banking organizations are expected to maintain a leverage ratio of 100 to 200 basis points above this minimum, depending on their financial condition. The subsidiary banks are in compliance with the Comptroller's minimum capital guidelines. See the discussion of the capital adequacy guidelines set forth in the portion of Part II of this Form 10-K entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Management."

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

As of December 31, 2002, the subsidiary banks had retained earnings of $24.6 million which were available for distribution to the parent as dividends in 2003 subject to regulatory and administrative restrictions. Of this amount, approximately $22.8 million was available for distribution without obtaining the prior approval of the appropriate bank regulator. In 2002 and 2001, the subsidiary banks paid total dividends to the parent of $59.8 million and $47.3 million. The range of dividend payouts (dividends paid divided by net income) was 24.3% to 116.5% in 2002 and 0.0% to 210.9% in 2001.

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

Dividends from the Company. Our payment of dividends is limited by, among other things, the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Reserve Board. These guidelines are substantially similar to those promulgated by the Comptroller with respect to national banks, which are discussed above. The payment of dividends by a bank holding company also is subject to the general limitation that the Federal Reserve Board could take the position that it has the power to prohibit the bank holding company from paying dividends if, in its view, such payments would constitute an unsafe or unsound practice.

We declared and paid dividends to the Foundation and all other holders of our class A common stock of $19.8 million in 2002 and $19.2 million in 2001. We paid $5.4 million of dividends in the final quarter of 2002 and $4.8 million of dividends in each of the first three quarters of 2002 and in each of the four quarters of 2001. The dividend yield, which consists of dividends paid during the year divided by shareholders' equity as of the last day of the preceding year, was 5.1% and 5.4% for the years ended December 31, 2002 and 2001.

ITEM 6.     SELECTED FINANCIAL DATA

                                                            BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                   At or for the year ended December 31,
                                                                   -------------------------------------
                                                         2002             2001             2000            1999             1998
                                                         ----             ----             ----            ----             ----
                                                                (dollars in thousands, except per share data)

   Operating results
        Total interest income                        $   298,741      $   329,078      $   314,171     $   263,967      $   245,525
        Net interest income                              195,059          171,666          150,989         139,053          124,101
        Net interest income (1)                          203,374          179,806          159,051         146,370          131,678
        Provision for credit losses                       18,161           12,054            8,338           8,321            5,570
        Noninterest income                                74,643           67,738           54,217          52,465           51,270
        Noninterest expense                              159,129          148,673          126,630         121,944          107,013
        Net income                                        61,649           51,626           45,781          40,111           41,511
        Dividends                                         19,800           19,200           16,680          15,840           15,840

   Average balances
        Total assets                                 $ 4,997,860      $ 4,656,013      $ 4,010,098     $ 3,584,460      $ 3,248,180
        Securities (2)                                 1,088,518        1,104,541        1,001,031       1,043,771          954,994
        Loans and leases (3)                           3,540,323        3,210,537        2,749,662       2,315,105        2,084,462
        Total deposits                                 3,647,435        3,461,900        2,982,220       2,679,237        2,456,807
        Short-term borrowings                            427,309          450,407          423,258         391,396          367,601
        Long-term debt                                   369,045          252,929          215,009         156,708           73,047
        Mandatorily redeemable preferred securities       76,500           53,164                -               -                -
        Redeemable class A common stock                   32,960           29,758           26,677          24,650           23,205
        Shareholders' equity                             379,044          342,216          306,781         283,467          266,862

   Period-end balances
        Total assets                                 $ 5,259,543      $ 5,094,064      $ 4,192,596     $ 3,851,485      $ 3,398,079
        Securities (2)                                 1,126,501        1,201,645          951,627       1,038,372          996,673
        Loans and leases (3)                           3,679,669        3,498,839        2,915,601       2,542,897        2,172,631
        Total deposits                                 3,750,329        3,806,018        3,106,082       2,849,946        2,569,904
        Short-term borrowings                            511,476          448,912          441,746         427,431          353,959
        Long-term debt                                   417,678          315,923          232,660         215,832          116,286
        Mandatorily redeemable preferred securities       76,500           76,500                -               -                -
        Redeemable class A common stock                   34,728           31,193           28,324          25,029           24,270
        Shareholders' equity                             399,368          358,719          325,715         287,847          279,108

   Financial ratios
        Return on average assets (4)                        1.23%            1.11%            1.14%           1.12%            1.30%
        Return on average realized equity (5)(6)           15.30            14.00            13.54           12.88            14.55
        Average realized equity to average
          assets (5)(6)                                     8.06             7.92             8.43            8.69             8.79
        Tangible realized equity to assets (5)(6)           6.14             5.56             7.33            7.37             8.38
        Dividend payout                                    32.12            37.19            36.43           39.49            38.16
        Net interest margin (1)                             4.38             4.15             4.22            4.34             4.31
        Operating efficiency ratio (1)(7)                  56.50            57.63            57.56           60.51            59.05
        Reserve to total loans and leases                   1.60             1.54             1.57            1.65             1.70
        Net charge-offs to average loans and leases         0.37             0.26             0.17            0.24             0.13

   Per share of common stock (5)
        Net income-basic and diluted                 $      5.14      $      4.30      $      3.82     $      3.34      $      3.46
        Dividends paid per share                            1.65             1.60             1.39            1.32             1.32
        Book value                                         36.17            32.49            29.50           26.07            25.28
        Realized book value (6)                            35.08            32.08            29.37           26.95            24.93

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

In preparing the financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. A summary of our significant accounting policies can be found in Note A to the consolidated financial statements and many of these policies are relatively straightforward. However, management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements and management's discussion and analysis.

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

Reserves for Credit Losses. In general, determining the amount of the reserve for credit losses requires significant judgment and the use of estimates by management. We maintain an allowance for credit losses to absorb probable losses in the loan and lease portfolio based on a quarterly analysis of the portfolio and expected future losses. Reserves for credit losses include charges to reduce the recorded balances of loans receivable and real estate to their estimated net realizable value or fair value, as applicable. The policy for accounting for the reserves for credit losses is described in the later section titled "Financial Condition - Reserve for Credit Losses" and in Note A to the consolidated financial statements.

Investment Securities. Investment securities are recorded at cost, which includes premiums and discounts if purchased at other than par or face value. We amortize premiums and discounts as an adjustment to interest income using the effective interest method over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.

Investments in marketable equity and debt securities are classified into three categories - held to maturity, available for sale, or trading - pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 2002, no investments were classified as trading securities. Held-to-maturity securities represent investments for which we have the ability and intent to hold to maturity and may be sold only under very limited circumstances. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities.

Management periodically evaluates investment securities for other than temporary declines in fair value. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other than temporary will be written down to current market value and included in earnings as realized losses. There were no investment securities which management identified to be other-than-temporarily impaired for the year ended December 31, 2002. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

Interest Income Recognition. We recognize interest income by methods that conform to general accounting practices within the banking industry. Interest income is accrued on loan and lease balances based on the principal amount outstanding. Loans and leases are reviewed regularly by management and placed on nonaccrual status when the collection of interest or principal is unlikely. The accrual of interest on loans and leases is suspended when the credit becomes 90 days or more past due, unless the loan or lease is fully secured and in the process of collection. Thereafter, no interest is recognized as income unless received in cash or until such time the borrower demonstrates the ability to pay interest and principal.

Goodwill and Other Intangible Assets. SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, SFAS No. 147, "Acquisitions of Certain Financial Institutions," establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At December 31, 2002, we had $85.1 million of goodwill, which is not subject to periodic amortization, and $21.0 million in other intangible assets, which is subject to periodic amortization.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Our recorded goodwill relates to value inherent in the banking business, and the value is dependent upon our ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in revenue as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Under accounting principles generally accepted in the United States of America in effect through December 31, 2001, we amortized goodwill on a straight-line basis over periods ranging from 15 to 25 years. Effective January 1, 2002, we no longer were required to amortize previously recorded goodwill as a result of adopting SFAS No. 142 and SFAS No. 147.

We have performed the transitional impairment tests on our goodwill assets and have concluded that the recorded value of goodwill was not impaired as of December 31, 2002. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and our goodwill is impaired, which would result in us recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Recent Accounting Pronouncements and Developments

Note A to the consolidated financial statements discusses new accounting policies adopted by us during 2002 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of the financial review and the notes to the consolidated financial statements.

Overview

Earnings. We reported net income of $61.6 million or $5.14 basic and diluted earnings per share for the year ended December 31, 2002. This compares to net income of $51.6 million or $4.30 basic and diluted earnings per share in 2001 and $45.8 million or $3.82 basic and diluted earnings per share in 2000. Return on average realized equity was 15.30% in 2002, as compared to 14.00% in 2001 and 13.54% in 2000. Realized equity excludes the impact on equity of unrealized gains and losses associated with available-for-sale securities. Return on average assets was 1.23% in 2002, versus 1.11% in 2001 and 1.14% in 2000.

Assets. Total assets at December 31, 2002 increased $165.5 million, or 3.2%, to $5.3 billion from $5.1 billion at December 31, 2001. During 2001, assets increased $901.5 million, or 21.5%, from $4.2 billion at December 31, 2000. Loans and leases net of unearned discount as a percentage of total assets were 70.0% at December 31, 2002, compared to 68.7% at December 31, 2001 and 69.5% at December 31, 2000.

Acquisitions. Two acquisitions impacted our operating results during the three year period ended December 31, 2002. In March 2000, we acquired, for cash in a purchase transaction, the stock of Northwest Equity Corp. of Amery, Wisconsin, and its wholly-owned subsidiary, Northwest Savings Bank, with offices in Amery, New Richmond, and Siren, Wisconsin. In May 2000, we merged Northwest Savings Bank with and into our subsidiary bank in Wisconsin, which added about

$91.8 million in assets and $61.6 million in deposits to that bank and resulted in the closing of duplicate facilities in Siren and Amery, Wisconsin.

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

The following pro forma financial information was prepared assuming the Branch Acquisition had been completed at January 1, 2001:


                                              Years Ended December 31,
                                              ------------------------
                                              2002                2001
                                              ----                ----
                                        (in thousands, except per share data)
 Net Interest Income                        $ 195,059          $ 177,191
 Net Income                                 $  61,649          $  51,917
 Net Income Per Share                       $    5.14          $    4.33


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

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities.  In addition, the table shows resultant yields or costs, net interest income, net interest spread and net interest margin:

                                                                            Years ended December 31,
                                                                            ------------------------
                                                        2002                           2001                           2000
                                                        ----                           ----                           ----
                                                               Average                        Average                        Average
                                         Average                 Rate/   Average               Rate/    Average                Rate/
                                         Balance    Interest(1) Yield    Balance   Interest(1) Yield    Balance    Interest(1) Yield
                                         -------    -----------------    -------   -----------------    -------    -----------------
                                                                                (dollars in thousands)
Assets
Loans and leases (2)
 Commercial and other                   $  856,382   $ 53,671   6.27%   $  804,688   $ 64,462   8.01%  $  663,494  $  62,507   9.42%
 Commercial real estate                  1,067,489     77,308   7.24       923,695     77,063   8.34      753,402     67,881   9.01
 Agricultural                              421,631     28,205   6.69       409,463     34,535   8.43      421,539     39,384   9.34
 Residential real estate                   749,459     52,623   7.02       668,943     55,625   8.32      548,876     48,545   8.84
 Consumer                                  335,661     26,704   7.96       318,502     28,885   9.07      289,779     26,351   9.09
 Tax-exempt                                109,701      9,395   8.56        85,246      7,880   9.24       72,572      6,855   9.45
                                           -------      -----               ------      -----              ------      -----
  Total Loans and Leases                 3,540,323    247,906   7.00     3,210,537    268,450   8.36    2,749,662    251,523   9.15
 Reserve for credit losses                 (57,122)                        (49,964)                       (44,647)
                                           -------                         -------                        -------
  Net Loans and Leases                   3,483,201                       3,160,573                      2,705,015
Securities
 Mortgage-backed                           771,653     39,853   5.16       720,043     43,885   6.09      639,065     42,510   6.65
 Other taxable                             120,887      3,962   3.28       176,825      8,175   4.62      151,890     10,530   6.93
 Tax-exempt                                195,978     14,940   7.62       207,673     15,961   7.69      210,076     16,799   8.00
                                           -------     ------              -------     ------             -------     ------
  Total Securities                       1,088,518     58,755   5.40     1,104,541     68,021   6.16    1,001,031     69,839   6.98
Federal funds sold                          15,031        244   1.62        15,313        569   3.72        9,466        612   6.47
Other earning assets                         4,194        151   3.60         4,624        178   3.85        5,763        259   4.49
                                             -----        ---                -----        ---               -----        ---
  Total Earning Assets (3)              $4,648,066  $ 307,056   6.61%   $4,335,015   $337,218   7.78%  $3,765,922   $322,233   8.56%
Cash and due from banks                    145,321                         142,388                        122,611
Other noninterest earning assets           261,595                         228,574                        166,212
                                           -------                         -------                        -------
  Total Assets                          $4,997,860                      $4,656,013                     $4,010,098
                                        ===========                      ==========                     ==========

Liabilities and Shareholders' Equity
Noninterest bearing deposits            $  584,071                      $  480,949                     $  386,511
Interest bearing deposits
 Savings and NOW accounts                  424,950    $ 2,134   0.50%      344,738   $  3,178   0.92%     312,038    $ 3,965   1.27%
 Money market checking                     238,338        574   0.24       195,261      1,123   0.58      164,080      1,557   0.95
 Money market savings                      952,847     10,596   1.11       892,428     26,999   3.03      596,794     29,469   4.94
 Savings certificates                    1,177,926     45,125   3.83     1,264,654     70,683   5.59    1,155,466     66,076   5.72
 Certificates over $100,000                269,303     10,153   3.77       283,870     16,270   5.73      367,331     22,678   6.17
                   --------                -------     ------              -------     ------             -------     ------
  Total Interest Bearing Deposits        3,063,364     68,582   2.24     2,980,951    118,253   3.97    2,595,709    123,745   4.77
                                         ---------     ------            ---------    -------           ---------    -------
  Total Deposits                         3,647,435                       3,461,900                      2,982,220
Short-term borrowings                      427,309      6,587   1.54       450,407     17,959   3.99      423,258     25,329   5.98
Long-term debt                             369,045     21,340   5.78       252,929     16,215   6.41      215,009     14,108   6.56
Company obligated mandatorily
 redeemable preferred securities            76,500      7,173   9.38        53,164      4,985   9.38            -          -     NM
                                            ------      -----               ------      -----              ------      -----
  Total Interest Bearing Liabilities    $3,936,218  $ 103,682   2.63%   $3,737,451   $157,412   4.21%  $3,233,976  $ 163,182   5.05%
Noninterest bearing liabilities             65,417                          65,489                         56,003
                                            ------                          ------                         ------
  Total Liabilities                      4,585,706                       4,283,889                      3,676,490
Minority interest                              150                             150                            150
Redeemable class A common stock             32,960                          29,758                         26,677
Shareholders' equity                       379,044                         342,216                        306,781
                                           -------                         -------                        -------
  Total Liabilities and Equity          $4,997,860                      $4,656,013                     $4,010,098
                                        ==========                      ==========                     ==========
Net interest income                                 $ 203,374                        $179,806                      $ 159,051
                                                    =========                        ========                      =========
Net interest spread                                             3.97%                           3.57%                          3.51%
Net Interest margin                                             4.38%                           4.15%                          4.22%

(1)  Interest income includes $8,315, $8,140 and $8,062, in 2002, 2001 and 2000 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)  Net of unearned discount and includes nonaccrual loans and leases.
(3)  Before deducting the reserve for credit losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                 2002 vs. 2001                            2001 vs. 2000
                                                                 -------------                            -------------
                                                              Increase (Decrease)                      Increase (Decrease)
                                                               Due to Change in                         Due to Change in
                                                               ----------------                         ----------------
                                                       Volume         Rate           Total       Volume         Rate        Total
                                                       ------         ----           -----       ------         ----        -----
                                                                                      (in thousands)

Interest earning assets:
     Loans and leases (1)                             $ 27,575      $(48,119)      $(20,544)    $ 42,159     $(25,231)     $16,928
     Taxable securities                                   (251)       (7,994)        (8,245)       7,102       (8,082)        (980)
     Tax-exempt securities (1)                            (899)         (123)        (1,022)        (192)        (646)        (838)
     Federal funds sold                                    (10)         (315)          (325)         378         (421)         (43)
     Other interest earning assets                         (16)          (10)           (26)         (51)         (31)         (82)
                                                           ---           ---            ---          ---          ---          ---
        Total interest earning assets                 $ 26,399      $(56,561)      $(30,162)    $ 49,396     $(34,411)     $14,985
                                                      ========      ========       ========     ========     ========      =======

Interest bearing liabilities:
     Savings and NOW accounts                            $ 408      $ (1,452)      $ (1,044)     $ 1,329      $(2,116)      $ (787)
     Money market accounts                               3,607       (20,559)       (16,952)      10,396      (13,300)      (2,904)
     Savings certificates                               (5,688)      (25,987)       (31,675)       1,499       (3,300)      (1,801)
     Short-term borrowings                                (921)      (10,451)       (11,372)       1,625       (8,995)      (7,370)
     Long-term debt                                      7,444        (2,319)         5,125        2,488         (381)       2,107
     Mandatorily redeemable preferred securities         2,188             -          2,188        4,985            -        4,985
                                                         -----                        -----        -----                     -----
        Total interest bearing liabilities               7,038       (60,768)       (53,730)      22,322      (28,092)      (5,770)
                                                         -----       -------        -------       ------      -------       ------
Change in net interest income                         $ 19,361       $ 4,207       $ 23,568     $ 27,074      $(6,319)     $20,755
                                                      ========       =======       ========     ========      =======      =======

(1)     Interest income includes $8,315, $8,140 and $8,062 in 2002, 2001 and 2000 to adjust to a fully taxable basis using the federal statutory rate of 35%.



Tax-equivalent net interest income for 2002 was $203.4 million, an increase of 13.1% from the 2001 total of $179.8 million. Tax-equivalent net interest income in 2001 increased 13.0% from $159.1 million in 2000. The increase in net interest income resulted primarily from our average earning assets, which increased by $313.1 million or 7.2% in 2002 from 2001 and by $569.1 million or 15.1% in 2001 from 2000. Most of the increase in average earning assets was due to growth in loans. Average loans and leases increased by $329.8 million, or 10.3%, in 2002 from 2001 and by $460.9 million, or 16.8%, in 2001 from 2000. The
Branch Acquisition in 2001 contributed significantly to the growth in loans.

Also contributing to the increase in net interest income for 2002 was an increase in the net interest margin to 4.38% in 2002 from 4.15% in 2001. Reductions in the general level of interest rates and a migration of customer deposits to lower yielding products reduced the average annual cost of our interest bearing liabilities by 158 basis points when comparing 2002 with 2001. Offsetting some of this positive impact to the net interest margin was a 117 basis point decline on the average yield of earning assets between the same two periods. While the net interest margin for the full year 2002 was 4.38%, the net interest margin did decline to 4.21% for the fourth quarter of 2002 from 4.43% in the third quarter of 2002. The fourth quarter decline in net interest margin, which was primarily due to the effects of historically low interest rates, is expected to continue during the first half of 2003.

In 2001, net interest margin decreased to 4.15% from 4.22% in 2000. During 2001, reductions in the general level of interest rates and some pricing adjustments on our interest bearing deposits reduced our overall cost of average interest bearing liabilities. The ratio of interest expense to average earning assets declined by 70 basis points to 3.63% in 2001 from 4.33% in 2000. These pricing adjustments made during 2001 were possible partially as a result of the Branch Acquisition, which added approximately $715 million of deposits to our balance sheet and reduced the need for us to compete as aggressively for deposits. Offsetting this positive impact to the net interest margin was a 78 basis point decline in the average yield of average earning assets between the same two periods. In addition, the cost of funding the non-earning asset created by the premium associated with the Branch Acquisition reduced the 2001 net interest margin by approximately eight basis points compared to 2000.

Provision for Credit Losses. We establish the provision for credit losses based on a quarterly assessment of the adequacy of the reserve for credit losses. The provision for credit losses was $18.2 million in 2002, $12.1 million in 2001 and $8.3 million in 2000. Net charge-offs were $13.1 million in 2002, $8.2 million in 2001 and in $4.6 million in 2000. For further information regarding the provision for credit losses, see the section entitled "Financial Condition - Reserve for Credit Losses."

Noninterest Income. Noninterest income was $74.6 million in 2002 compared to $67.7 million in 2001 and $54.2 million in 2000. Recurring noninterest income, which excludes gains from other asset and securities sales, was $71.3 million in 2002 compared to $65.2 million in 2001 and $53.8 million in 2000. Recurring noninterest income increased by 9.3% in 2002 and 21.3% in 2001. The following table summarizes the components of noninterest income:

                                                Years Ended December 31,
                                                ------------------------
                                             2002         2001         2000
                                             ----         ----         ----

                                                     (in thousands)

Service charges                           $ 28,908     $ 26,833     $ 22,284
Insurance                                   10,195       10,282       10,045
Trust                                        9,418        9,443        9,139
Brokerage                                    5,150        4,550        5,481
Gain on sale of loans                       12,640        9,375        2,758
Other recurring noninterest income           5,018        4,751        4,063
                                             -----        -----        -----
     Recurring noninterest income           71,329       65,234       53,770
Gain on sale of other assets                 1,070          376          177
Gain on sale of securities                   2,244        2,128          270
                                             -----        -----          ---

     Total noninterest income             $ 74,643     $ 67,738     $ 54,217
                                          ========     ========     ========

Service charge income increased by 7.7% in 2002 from 2001 and 20.4% in 2001 from 2000. The Branch Acquisition in 2001 contributed significantly to the growth in service charge income. Brokerage revenue increased by 13.2% in 2002 after a decrease of 17.0% in 2001. Trust revenue decreased by .3% in 2002 and increased 3.3% in 2001 while insurance revenue decreased by .8% in 2002 and increased 2.4% in 2001. Both brokerage and trust revenue have been negatively impacted by the weak performance of the domestic equity markets over the last few years. Gains on sales of loans result primarily from the sale of fixed rate residential real estate first mortgages into the secondary market. The higher volume of loan sales and resulting income has been due in a large part to customer refinancing activity caused by historically low interest rates. Income from loan sales increased by 34.8 % in 2002 and 239.9% in 2001.

Noninterest Expense. Noninterest expense increased $10.5 million, or 7.0%, in 2002 and $22.0 million, or 17.4%, in 2001. The following table summarizes the components of noninterest expense:

                                               Years ended December 31,
                                               ------------------------
                                           2002           2001           2000
                                           ----           ----           ----
                                                    (in thousands)
Salaries and wages                      $ 72,740       $ 65,703       $ 58,331
Employee benefits                         20,801         15,992         14,018
Occupancy                                 10,525          9,662          7,651
Furniture and equipment                    9,602         10,075          9,432
Printing, postage and telephone            6,491          6,581          5,850
Marketing                                  5,775          6,951          4,862
Data processing fees                       9,012          8,421          7,244
Professional fees                          4,821          3,939          2,878
Other real estate owned                       97            101            106
FDIC premiums and examination fees         1,743          1,616          1,652
Amortization of intangibles                2,986          6,653          3,713
Other noninterest expense                 14,536         12,979         10,893
                                          ------         ------         ------
   Total noninterest expense           $ 159,129      $ 148,673      $ 126,630
                                       =========      =========      =========

Personnel costs, which include salaries, wages and employee benefits, accounted for 58.8% of noninterest expense in 2002 and increased by $11.8 million, or 14.5%, from 2001 and $9.3 million, or 12.9%, from 2000 to 2001. Ongoing operating costs related to our Branch Acquisition in 2001 contributed significantly to the growth in personnel costs. Employee benefit costs increased by $4.8 million, or 30.0%, from 2001 to 2002, primarily as a result of increased employee medical insurance and pension costs, after increasing by $2.0 million, or 14.1%, from 2000 to 2001.

Excluding personnel costs, noninterest expense decreased $1.4 million, or 2.1%, from 2001 to 2002. The adoption of new accounting rules in 2002, which eliminated the requirement to amortize goodwill arising from business combinations, reduced the amortization of intangibles by $3.7 million in 2002 compared to 2001.

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

A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. Our operating efficiency ratio was 56.5% in 2002 and 57.6% in each of 2001 and 2000. Our strategic goal is to move the operating efficiency ratio to 55.0% or below.

Income Taxes. Income tax expense, which consists of provisions for federal and state income taxes, was $30.8 million for 2002 compared to $27.1 million in 2001 and $24.5 million in 2000. Our effective tax rate was 33.3% in 2002, a decrease from the effective rates of 34.4% in 2001 and 34.8% in 2000.

Financial Condition

Loan and Lease Portfolio. We maintain a diversified loan and lease portfolio consisting of commercial, commercial real estate, agricultural, residential real estate, consumer and tax-exempt loans and leases. The following table summarizes the components of our gross loan and lease portfolio:

                                                                   At December 31,
                                                                   ---------------
                                  2002                 2001                 2000                   1999                   1998
                                  ----                 ----                 ----                   ----                   ----
                             Amount       %       Amount       %       Amount       %        Amount        %        Amount       %
                             ------       -       ------       -       ------       -        ------        -        ------       -
                                                               (dollars in thousands)

Commercial and other      $  872,597    23.7%  $  883,099    25.2%   $ 717,936    24.6%   $  596,680     23.4%   $  475,556    21.8%
Commercial real estate     1,052,194    28.6      957,318    27.3      733,746    25.1       648,029     25.4       501,205    23.0
   Construction               76,460     2.1       83,388     2.4       68,296     2.3        70,869      2.8        59,913     2.8
Agricultural                 436,364    11.9      417,069    11.9      416,660    14.3       433,357     17.0       444,784    20.4
Residential real estate      768,068    20.9      708,334    20.2      578,876    19.8       450,812     17.7       376,652    17.3
   Construction               23,546     0.6       19,300     0.6       18,051     0.6        15,274      0.6        13,397     0.6
Consumer                     332,428     9.0      334,472     9.6      302,824    10.4       275,320     10.8       250,803    11.5
Tax-exempt                   118,465     3.2       97,308     2.8       83,082     2.9        59,815      2.3        55,477     2.6
                             -------     ---       ------     ---       ------     ---        ------      ---        ------     ---
 Total loans and leases   $3,680,122   100.0%  $3,500,288   100.0%  $2,919,471   100.0%   $2,550,156    100.0%   $2,177,787   100.0%
                          ==========   =====   ==========   =====   ==========   =====    ==========    =====    ==========   =====

At December 31, 2002, our loan and lease portfolio of $3.7 billion was comprised of 57.6% commercial credit, 30.5% consumer credit and 11.9% agricultural credit. The loan and lease portfolio increased $179.8 million, or 5.1%, in 2002 and $580.8 million, or 19.9%, in 2001. Approximately 53% of the loan growth during 2001 was related to the Branch Acquisition.

Our commercial portfolio is primarily secured with collateral consisting of inventory, receivables and equipment. We utilize standard advance rates in determining amounts that can be advanced for each collateral type. Advances secured by inventory and receivables are normally short-term floating rate advances. Equipment loans typically amortize over five years. The commercial portfolio decreased by $10.5 million, or 1.2%, to $872.6 million as of December 31, 2002 but had grown in excess of 20.0% for each of the prior three years.

Our commercial real estate portfolio, which includes interim commercial real estate construction loans, consists primarily of loans to business customers who occupy the property or use the property for income production. Commercial real estate loans are generally made for up to 80.0% of appraised value or cost and typically have a term of five years with 15 to 20 year amortization. The commercial real estate portfolio increased $87.9 million, or 8.5%, in 2002 and $238.7 million, or 29.8%, in 2001. The Branch Acquisition was a significant contributor to the growth of the commercial real estate portfolio in 2001.

Our agricultural loans include term loans secured by farmland or equipment, and operating loans used for commodity production. Our agricultural customers and agricultural-based communities are diversified across the three states we serve and we extend credit to 12 different types of commodity producers. Agricultural loans increased to $436.4 million, an increase of $19.3 million, or 4.6%, in 2002 compared to a modest increase of $409.0 thousand, or .1%, in 2001. For our agricultural customers, 2002 was a fairly average year with respect to crop conditions and prices. Government support programs continue to play an important role in the overall economics of farm production. At December 31, 2002 and December 31, 2001, agricultural loans represented 11.9% of our total loans and leases, down from 14.3% at December 31, 2000 and 17.0% at December 31, 1999.

Residential real estate loans increased $64.0 million, or 8.8%, in 2002 and $130.7 million, or 21.9%, in 2001. The residential real estate portfolio includes home equity loans, first mortgage residential real estate loans, and some construction loans. The construction loans are typically made to builders on homes under construction that have been pre-sold. Home equity loans comprise approximately 76% of our $791.6 million in residential real estate loans as of December 31, 2002. Combined loan to value ratios for home equity loans typically range from 80.0% to 100.0%. Most of the increase in residential real estate loans in 2002 and 2001was in home equity loans, which increased $111.3 million, or 22.5%, in 2002 and $183.5 million, or 59%, in 2001. A substantial portion of the home equity loan increase in 2001 was due to the Branch Acquisition. First mortgage residential real estate lending is generally conducted in compliance with secondary market underwriting guidelines, and most newly originated fixed rate first mortgage loans are sold into the secondary market.

Our consumer loan portfolio decreased by $2.0 million, or .6%, in 2002 after an increase of $31.6 million, or 10.5%, in 2001. As of December 31, 2002, approximately $142.8 million, or 42.9%, of the consumer portfolio consisted of indirect auto loans, generally to borrowers within our market area. The remainder of the portfolio consisted of direct consumer loans, with credit card loans making up only about 1.8% of the total consumer portfolio.

Tax-exempt loans and leases, which are made to municipalities and qualifying non-profit organizations, increased by $21.2 million, or 21.7%, in 2002 and $14.2 million, or 17.1%, in 2001.

The following table summarizes the amount and maturity of the loan and lease portfolio as of December 31, 2002:


                                                             At December 31, 2002, Maturing in
                                                             ---------------------------------
                                                One Year            One to            Over
                                                 or Less         Five Years        Five Years           Total
                                                 -------         ----------        ----------           -----
                                                                     (in thousands)
Commercial and other                          $  438,700         $  383,542         $ 50,355         $  872,597
Commercial real estate                           179,197            616,691          256,306          1,052,194
      Construction                                33,257             29,794           13,409             76,460
Agricultural                                     204,073            181,922           50,369            436,364
Residential real estate                           78,875            501,378          187,815            768,068
      Construction                                22,042              1,144              360             23,546
Consumer                                         108,237            218,659            5,532            332,428
Tax-exempt                                        13,004             24,079           81,382            118,465
                                                  ------             ------           ------            -------
      Total loans and leases                  $1,077,385         $1,957,209         $645,528         $3,680,122
                                              ==========         ==========         ========         ==========

Loans and leases maturing after one year
      Fixed interest rate                                        $1,041,613         $342,656         $1,384,269
      Variable interest rate                                        915,596          302,872          1,218,468
                                                                    -------          -------          ---------
      Total                                                      $1,957,209         $645,528         $2,602,737
                                                                 ==========         ========         ==========


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

                                                                                       At December 31,
                                                                                       ---------------

                                                                2002           2001           2000          1999           1998
                                                                ----           ----           ----          ----           ----

                                                                                    (dollars in thousands)

Nonaccrual loans and leases                                  $ 28,782       $ 20,307       $ 13,941      $ 16,608       $ 13,077
Restructured loans and leases                                     323            499             50            48            178
                                                                  ---            ---             --            --            ---
     Total nonperforming loans and leases                      29,105         20,806         13,991        16,656         13,255
Other real estate owned (OREO)                                  2,805          1,616          3,658           527            620
                                                                -----          -----          -----           ---            ---
     Total nonperforming assets                              $ 31,910       $ 22,422       $ 17,649      $ 17,183       $ 13,875
                                                             ========       ========       ========      ========       ========

Accruing loans and leases 90 days or more past due            $ 3,407        $ 2,995        $ 3,590       $ 4,753        $ 1,142
                          ==                                  =======        =======        =======       =======        =======

Nonperforming loans and leases to total loans and leases         0.79 %         0.60 %         0.48 %        0.65 %         0.61 %
Nonperforming assets to total loans, leases and OREO             0.87           0.64           0.61          0.68           0.64
Nonperforming assets and accruing loans and leases 90 days
     or more past due to total loans, leases and OREO            0.96           0.73           0.73          0.86           0.69



Nonperforming assets were $31.9 million at December 31, 2002, compared to $22.4 million at the end of 2001 and $17.6 million at the end of 2000. Correspondingly, nonperforming assets as a percentage of total loans, leases, and other real estate owned increased to 0.87% at December 31, 2002, compared to 0.64% in 2001 and 0.61% in 2000. Nonperforming loans and leases, including nonaccrual and restructured loans and leases, totaled $29.1 million, or 0.79% of total loans and leases, at December 31, 2002, versus $20.8 million, or 0.60% of total loans and leases, at December 31, 2001, and $14.0 million, or 0.48% of total loans and leases, at December 31, 2000. The $8.3 million increase in nonperforming loans and leases between December 31, 2001 and December 31, 2002 is primarily due to commercial credits originated in our finance company subsidiary and is a result of a weaker economic environment.

Other real estate owned ("OREO") increased to $2.8 million at December 31, 2002, compared to $1.6 million at December 31, 2001 and $3.7 million at December 31, 2000. The increase in OREO in 2002 was primarily due to two commercial real estate properties with a carrying value of $959.7 thousand that were acquired through foreclosure in the fourth quarter of 2002. We sold $733.2 thousand of these properties during January 2003.

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

The reserve for credit losses was $58.8 million, or 1.60% of total loans and leases, at December 31, 2002, compared to $53.7 million, or 1.54% of loans and leases, at December 31, 2001, and $45.9 million, or 1.57% of loans and leases, at December 31, 2000. Activity in the reserve for credit losses for the past five years is shown in the following table:


                                                                           For the Years Ended December 31,
                                                                           --------------------------------
                                                      2002              2001              2000              1999             1998
                                                      ----              ----              ----              ----             ----
                                                                                (dollars in thousands)
Beginning of year                                $   53,716        $   45,895        $   41,895        $   37,019       $   34,253
Charge-offs:
    Commercial and other                              9,368             6,316             3,273             1,270              820
    Commercial real estate                            2,510               174               287             1,445              152
       Construction                                       -                 -                24                 -               25
    Agricultural                                        330               377               518             2,138              835
    Residential real estate                             301               422               320               351              328
    Consumer                                          2,662             2,563             1,481             1,860            1,808
                                                      -----             -----             -----             -----            -----
       Total charge-offs                             15,171             9,852             5,903             7,064            3,968
                                                     ------             -----             -----             -----            -----
Recoveries:
    Commercial and other                                874               555               320               351              218
    Commercial real estate                              105               100               226               152              322
       Construction                                       6                 -                 5                 -                -
    Agricultural                                        399               384               165               355              102
    Residential real estate                              70                35                64                36               30
    Consumer                                            639               545               491               545              492
                                                        ---               ---               ---               ---              ---
       Total recoveries                               2,093             1,619             1,271             1,439            1,164
                                                      -----             -----             -----             -----            -----
Net charge-offs                                      13,078             8,233             4,632             5,625            2,804
Provision for credit losses                          18,161            12,054             8,338             8,321            5,570
Reserve related to acquired assets                        -             4,000               294             2,180                -
                                                      -----             -----               ---             -----            -----
End of year                                      $   58,799        $   53,716        $   45,895        $   41,895       $   37,019
                                                   ========          ========          ========          ========         ========
Average loans and leases                         $3,540,323        $3,210,537        $2,749,662        $2,315,105       $2,084,462
Annualized net charge-offs to average
     loans and leases                                  0.37 %            0.26 %            0.17 %            0.24 %           0.13 %

Reserve as a percentage of:
    Period-end loans and leases                        1.60 %            1.54 %            1.57 %            1.65 %           1.70 %
    Nonperforming loans and leases                   202.02            258.17            328.03            251.53           279.28
    Nonperforming assets                             184.27            239.57            260.04            243.82           266.80


Net charge-offs were $13.1 million in 2002, $8.2 million in 2001, and $4.6 million in 2000. Expressed as a percentage of average loans and leases, net charge-offs increased to 0.37% in 2002 from 0.26% in 2001. Charge-offs of commercial loans increased to $9.4 million in 2002 from $6.3 million in 2001. Charge-offs in 2002 included a $5.5 million charge-off in the fourth quarter related to a leveraged lease to a U.S. airline entering bankruptcy during the quarter. Charge-offs of commercial real estate loans increased to $2.5 million in 2002 from $174 thousand in 2001. This was primarily the result of a single credit charged off during the third quarter. The provision for credit losses was $18.2 million in 2002, $12.1 million in 2001, and $8.3 million in 2000.

The reserve to nonperforming loans and leases decreased to 202.02% at December 31, 2002, from 258.17% at December 31, 2001 and 328.03% at December 31, 2000.
The ratio of classified loans and leases, which include those loans and leases with an internal loan review rating of substandard, doubtful or loss, to total loans and leases was 3.6% at December 31, 2002 compared to 3.7% at December 31, 2001 and 2.9% at December 31, 2000.

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

The following table shows the allocation of the reserve for credit losses to sectors for each of the last five years:

                                                                     At December 31,
                                                                     ---------------
                               2002                  2001                   2000                    1999                 1998
                               ----                  ----                   ----                    ----                 ----
                                  Percent of            Percent of             Percent of            Percent of           Percent of
                                  Loans and             Loans and              Loans and             Loans and            Loans and
                                  Leases to             Leases to              Leases to             Leases to            Leases to
                                 Total Loans           Total Loans            Total Loans           Total Loans          Total Loans
                          Amount  and Leases   Amount   and Leases     Amount  and Leases    Amount  and Leases    Amount and Leases
                          ------  ----------   ------   ----------     ------  ----------    ------  ----------    -----------------
                                                                   (dollars in thousands)

Commercial and other     $22,400     23.7%    $18,800       25.2%     $12,800      24.6%    $10,200      23.4%    $ 8,300     21.8%
Commercial real estate    14,200     30.7      13,900       29.7        9,900      27.4       9,200      28.2      10,100     25.8
Agricultural               8,400     11.9       8,700       11.9        9,300      14.3      11,900      17.0       8,200     20.4
Residential real estate    4,400     21.5       3,600       20.8        1,900      20.4       1,900      18.3       2,700     17.9
Consumer                   2,800      9.0       2,800        9.6        2,500      10.4       2,300      10.8       1,500     11.5
Tax-exempt                 1,200      3.2         100        2.8          100       2.9         600       2.3         300      2.6
Unallocated                5,399        -       5,816          -        9,395         -       5,795         -       5,919        -
                           -----    -----       -----      -----        -----     -----       -----     -----       -----    -----
     Total reserve       $58,799    100.0%    $53,716      100.0%     $45,895     100.0%    $41,895     100.0%    $37,019    100.0%
                         =======    =====     =======      =====      =======     =====     =======     =====     =======    =====


At December 31, 2002, the commercial portfolio includes $16.6 million of exposure to major U.S. airlines in the form of airplane leases, and $5.0 million of the commercial and other reserve allocation at that date is related to these airline leases. Approximately $5.4 million, or 9.2%, of the reserve for loan and lease losses is not allocated to specific credits at December 31, 2002, compared to $5.8 million, or 10.8%, at December 31, 2001 and $9.4 million, or 20.5%, at December 31, 2000.

Securities. Our investment portfolio consists of investments and mortgage backed securities that we intend to hold to maturity which are valued at amortized cost. Our portfolio also includes debt and equity securities that are available-for-sale which are valued at current market value. The investment portfolio is maintained primarily for liquidity and collateral purposes and to generate interest income. Our investment portfolio consists primarily of low-risk government and government agency-backed securities and high-grade municipal bonds.

The securities portfolio decreased by $75.1 million, or 6.3%, to $1.1 billion at December 31, 2002 from $1.2 billion at December 31, 2001 and $951.6 million at December 31, 2000. We sold $211.9 million of securities during 2002, resulting in a $2.2 million gain on sale of securities. An additional $411.0 million of securities matured during 2002. We reinvested $532.0 million of the total proceeds from sales and maturities in other securities during 2002 and utilized the rest of the funds received to fund loan growth during the year. The increase in the portfolio during 2001 was primarily due to the investment of cash received as a result of the Branch Acquisition.

The following table presents the amortized cost and fair value of securities held on December 31, 2002:

                                                                               At December 31, 2002
                                                                               --------------------

                                                                               Gross               Gross
                                                        Amortized           Unrealized          Unrealized          Fair
                                                          Cost                 Gain                Loss            Value
                                                          ----                 ----                ----            -----
                                                                                    (in thousands)
Securities available-for-sale:
     U. S. Treasury securities                         $  1,810              $   130               $ -            $ 1,823
     U. S. government agency obligations                 83,499                  783                 -             84,282
     Obligations of state and political
      subdivisions                                       19,362                1,087                 -             20,449
     Mortgage-backed securities                         746,721               19,654                 60           766,315
     Equity securities                                   44,528                  120                 -             44,648
     Other                                               45,331                  240                 -             45,571
                                                         ------                  ---                               ------
        Total securities available-for-sale            $941,251              $21,897               $ 60          $963,088
                                                       ========              =======               ====          ========

Securities held-to-maturity:
     U. S. government agency obligations               $  1,000              $    -                $ -           $  1,000
     Obligations of state and political
      subdivisions                                      162,413                7,848                 28           170,233
                                                        -------                -----                 --           -------
        Total securities held-to-maturity              $163,413              $ 7,848               $ 28          $171,233
                                                       ========              =======               ====          ========



The following table presents the maturity of securities held at December 31, 2002 and the weighted average rates by range of maturity. The table includes projected payments on mortgage-backed securities. Certain equity securities, which include Federal Home Loan Bank stock, Federal Reserve Bank stock, Federal Home Loan Mortgage Corporation preferred stock, and Federal National Mortgage Association preferred stock, do not have a stated face rate or maturity. Equity securities are presented in this table based on estimated rates at December 31, 2002:

                                                                            Amortized Cost
                                                                            --------------
                                   Within 1 Year          1-5 Years            5-10 Years       After 10 Years           Totals
                                   -------------          ---------            ----------       --------------           ------
                                  Amount    Yield      Amount    Yield       Amount   Yield     Amount   Yield      Amount   Yield
                                  ------    -----      ------    -----       ------   -----     ------   -----      ------   -----
                                                                        ( dollars in thousands)
U.S. Treasury securities and
  obligations of U.S.
  government agencies            $ 14,004    3.13 %   $ 72,305    2.53 %    $     -      - %   $     -      - %  $   86,309   2.63 %
Obligations of states and
  political subdivisions (1)       18,793    7.49       75,680    7.73        84,260   7.33       3,042   7.07      181,775   7.58
Mortgage-backed securities        228,099    5.05      415,332    4.84        82,115   4.74      21,175   4.33      746,721   4.88
Equity securities                      -       -            -       -             -      -           -      -        44,528   3.71
Other securities                   43,296    1.77           -       -          2,035   6.81          -      -        45,331   2.00
                                   ------    ----       ------    ----        ------   ----       -----   ----       ------   ----

  Total Investment Securities    $304,192    4.65 %   $563,317    4.93 %    $168,410   6.06 %  $ 24,217   4.68 % $1,104,664   4.98 %
                                 ========    ====     ========    ====      ========   ====    ========   ====   ==========   ====

(1)  Yields are presented on a tax-equivalent basis to reflect the tax-exempt nature of these securities.  The incremental federal statutory rate applied is 35%.


The average maturity of the portfolio was 38 months at December 31, 2002, with an average tax-equivalent yield to maturity on the portfolio of 4.98%, unrealized gains of $29.7 million and unrealized losses of $88.0 thousand. This compares to an average maturity of 50 months at December 31, 2001, and an average tax-equivalent yield to maturity of 5.44%, unrealized gains of $12.6 million, and unrealized losses of $1.7 million. At December 31, 2002, the market value of our securities was $1.1 billion, or $29.7 million over their amortized cost. This compares to a market value of $1.2 billion, or $10.8 million over amortized cost, at December 31, 2001.

Total Deposits. Deposits decreased by $55.7 million, or 1.5% in 2002, after an increase of $699.9 million, or 22.5%, in 2001. The Branch Acquisition was a significant contributor to overall deposit growth in 2001. Noninterest bearing deposits increased by $67.5 million, or 10.3%, in 2002, and $200.1 million, or 43.8%, in 2001. Savings, NOW, and money market accounts increased $36.7 million, or 2.2%, in 2002 and $493.4 million, or 43.1%, in 2001.

Savings certificate balances decreased by $159.8 million, or 10.6%, in 2002 but increased $6.4 million, or 0.4%, in 2001. The continued decline in interest rates during 2002 and 2001 made savings certificates a less attractive product option for customers. At December 31, 2002 and 2001, savings certificates included $10.0 million of deposits acquired through brokers. This compares with $76.7 million of brokered deposits at December 31, 2000. These brokered deposits mature during the first half of 2003 and we do not expect to replace them.

The following table sets forth the distribution of our deposits by type:

                                                                    At December 31,
                                                                    ---------------
                                              2002                       2001                        2000
                                              ----                       ----                        ----
                                      Amount     Percent         Amount      Percent          Amount      Percent
                                      ------     -------         ------      -------          ------      -------
                                                                    (dollars in thousands)

Noninterest bearing deposits       $  724,102      19.3  %    $  656,651       17.3  %     $  456,571       14.7  %
Savings and NOW accounts              460,454      12.3          411,193       10.8           318,481       10.3
Money market accounts               1,215,674      32.4        1,228,282       32.3           827,578       26.6
Time certificates of deposit:
  Less than $100,000                1,096,297      29.2        1,241,710       32.6         1,175,006       37.8
  $100,000 or more                    253,802       6.8          268,182        7.0           328,446       10.6
                                      -------       ---          -------        ---           -------       ----
                                   $3,750,329     100.0  %    $3,806,018      100.0  %     $3,106,082      100.0  %
                                   ==========     =====       ==========      =====        ==========      =====


Included in interest bearing deposits at December 31, 2002 were $253.8 million of time deposits that had balances of $100,000 or more. Maturities of these time deposits are summarized as follows:

                                                 At December 31, 2002
                                                 --------------------
                                                    (in thousands)
Three months or less                                   $ 87,453
Over three months to six months                          48,389
Over six months to twelve months                         47,652
Over twelve months                                       70,308
                                                         ------
      Total                                           $ 253,802
                                                      =========


Short-Term Borrowings. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank ("FHLB") advances with original maturities of one year or less, and advances under an unsecured revolving credit facility. Short-term borrowings increased 13.9% to $511.5 million at December 31, 2002 from $448.9 million at December 31, 2001 and from $441.7 million at December 31, 2000. Repurchase agreements with customers, which constitute 79.0% of short-term borrowings at December 31, 2002, increased to $404.0 million at the end of 2002 from $371.8 million at the end of 2001 and $285.1 million at the end of 2000. At December 31, 2002, 86.2% of the customer repurchase agreements were related to daily checking account sweep mechanisms that are part of our cash management product line. FHLB advances with maturities of one year or less increased to $60.0 million at the end of 2002 from $35.0 million at the end of 2001 and declined from $95.0 million at the end of 2000. The decline of short-term FHLB advances in 2001 came as the result of the Branch Acquisition, which increased our deposit base and decreased our need for this type of funding. The total amount that can be borrowed under the unsecured revolving credit facility is $30.0 million. The facility is maintained primarily for contingency purposes. There were no advances outstanding under this short-term revolving credit facility at December 31, 2002 compared to $33.0 million at December 31, 2001 and $15.0 million at December 31, 2000.

The following table presents a summary of our short-term borrowings for the periods ended on the dates indicated:

                                                          Federal Funds       Federal Home        Treasury       Revolving
                                                          and Repurchase        Loan Bank       Tax and Loan       Credit
                                                            Agreements          Borrowings          Notes         Facility
                                                            ----------          ----------          -----         --------
                                                                                 (dollars in thousands)

Balance at December 31
      2002                                                  $ 449,970          $  60,000          $ 1,506        $     -
      2001                                                    377,762             35,000            3,150          33,000
      2000                                                    329,061             95,000            2,685          15,000
Weighted average interest rate at December 31
      2002                                                       1.24  %            1.53  %          1.11  %            -  %
      2001                                                       2.08               3.55             1.68            2.77
      2000                                                       6.49               6.55             6.25            7.16
Maximum amount outstanding at any month end
      2002                                                  $ 449,970          $ 103,000          $ 3,047        $ 19,000
      2001                                                    415,261            331,000            3,150          42,000
      2000                                                    329,102            165,419            3,899          40,000
Average amount outstanding during the year
      2002                                                  $ 385,065          $  33,731          $ 1,953         $ 6,560
      2001                                                    337,511             84,152            2,188          26,556
      2000                                                    287,563            105,428            2,412          27,855
Weighted average interest rate during the year
      2002                                                       1.45  %            2.01  %          1.52  %         4.48  %
      2001                                                       3.60               5.21             3.32            5.06
      2000                                                       5.72               6.28             6.18            7.58


Long-Term Debt. Long-term debt, which includes senior notes, FHLB advances with original maturities of greater than one year, and installment promissory notes, increased $101.8 million, or 32.2%, in 2002 and $83.3 million, or 35.8%, in 2001. The following table summarizes long-term debt for the last three years:

                                                  At December 31,
                                                  ---------------
                                         2002           2001           2000
                                         ----           ----           ----
                                                  (in thousands)

Senior notes                          $ 65,000       $ 65,000       $ 65,000
Federal Home Loan Bank borrowings      350,773        248,594        164,908
Installment promissory notes             1,905          2,329          2,752
                                         -----          -----          -----
    Total                             $417,678       $315,923       $232,660
                                      ========       ========       ========

We issued the senior notes in November 1999. The proceeds were used in connection with acquisitions. The installment promissory note obligations were also incurred in connection with acquisitions.

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

Equity of Shareholders and Redeemable Class A Common Stock. Shareholders' equity and redeemable class A common stock was $434.1 million at December 31, 2002 compared to $389.9 million at December 31, 2001 and $354.0 million at December 31, 2000. Book value per share increased to $36.17 at December 31, 2002 from $32.49 at December 31, 2001 and $29.50 at December 31, 2000. Dividends paid per share increased to $1.65 in 2002 from $1.60 in 2001 and $1.39 in 2000. The dividends paid in 2002 of $19.8 million represented 5.1% of the equity of shareholders at December 31, 2001 and 32.1% of 2002 net income. Realized book value per share, which excludes the impact of the net unrealized gain or loss on securities available-for-sale, increased to $35.08 at December 31, 2002 from $32.08 at December 31, 2001 and $29.37 at December 31, 2000.

Capital Management. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board's implementation of FDICIA defines "well-capitalized" institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. We have maintained our capital at the "well-capitalized" level in each of these categories in the past and expect to do so in the future. The capital ratios of the Subsidiary Banks in each of these categories met or exceeded the "well-capitalized" ratios as of December 31, 2002. The following table compares the consolidated capital ratios with the minimum requirements for well capitalized and adequately capitalized banks as of December 31, 2002:

                                                         Minimum Requirements
                                                         --------------------
                                                          Well       Adequately
Capital Category                              Actual   Capitalized   Capitalized
----------------                              ------   -----------   -----------

Tier I capital to risk-weighted assets         10.44 %     6.00 %       4.00 %
Total capital to risk-weighted assets          11.70      10.00         8.00
Tier I capital to average tangible assets       7.86       5.00         4.00


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

Several factors provide for a favorable liquidity position. The first is the ability to acquire and retain funds in the local markets we serve. This in-market funding provides an historically stable source of funding and represented approximately 86% of total liabilities during 2002. Our available-for-sale securities portfolio is a secondary source of liquidity because of its readily marketable nature and predictable stream of maturities. While we prefer to fund the balance sheet with in-market funding sources, another source of liquidity is our ready access to regional and national wholesale funding markets, including federal funds purchased, Federal Home Loan Bank advances, and brokered deposits. As of December 31, 2002, we also had available $30.0 million of borrowing capacity under an unsecured credit facility. As of December 31, 2002, there were no advances outstanding under this facility. This credit facility is used primarily for contingency purposes.

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

In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows to be generated. In each case, the cash flows are discounted by a market interest rate chosen to reflect as closely as possible the characteristics of the given asset or liability as obtained from independent broker quotations and other public sources. The impact on valuations is then calculated for a 200 basis point rate shock. The rate shock is an instantaneous change in market rates across the yield curve. Significant assumptions required in the use of the valuation model include estimates regarding prepayment activity and the behavior of non-maturity deposits in various interest rate environments. The model does not reflect actions that ALCO could initiate in response to a change in interest rates. The valuation model indicates that the value of assets would decline approximately 2.2% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity impact from this 200 basis point increase in rates would be negligible. This is within our maximum risk limit of 20.0% for this risk measure.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it matures or reprices within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based on certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based on certain assumptions, to mature or reprice within that same time period. An interest rate sensitivity gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities that mature or reprice within a specified time period. An interest rate gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets that mature or reprice within a specified time period.

The following table sets forth at December 31, 2002 the amounts of interest earning assets and interest bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto:

                                                                             Amount Repricing or Maturing
                                                                             ----------------------------
                                                         Within          3 - 12         1 - 5           Over 5
                                                        3 Months         Months         Years            Years            Total
                                                        --------         ------         -----            -----            -----
                                                                                (dollars in thousands)
Interest earning assets (1)
    Loans and leases                                   $1,853,280     $  662,069      $1,017,076       $ 147,697       $3,680,122
    Securities                                            172,275        465,716         341,367         147,143        1,126,501
    Other earning assets                                   24,213              -               -               -           24,213
                                                           ------                                                          ------
       Total interest earning assets                   $2,049,768     $1,127,785      $1,358,443       $ 294,840       $4,830,836
                                                       ==========     ==========      ==========       =========       ==========
Interest bearing liabilities
    Interest bearing deposits (2)                      $1,221,074     $  726,034      $1,078,509           $ 610       $3,026,227
    Short-term borrowings                                 493,669         12,645           5,162               -          511,476
    Long-term debt (3)                                      2,026         48,504         247,198         119,950          417,678
    Mandatorily redeemable preferred securities                 -              -               -          76,500           76,500
                                                           ------         ------          ------          ------           ------
       Total interest bearing liabilities              $1,716,769     $  787,183      $1,330,869       $ 197,060       $4,031,881
                                                       ==========     ==========      ==========       =========       ==========
Rate sensitive gap                                     $  332,999     $  340,602      $   27,574       $  97,780       $  798,955
                                                       ==========     ==========      ==========       =========       ==========
Cumulative rate sensitive gap                          $  332,999     $  673,601      $  701,175       $ 798,955
                                                       ==========     ==========      ==========       =========
Rate sensitive gap % to total assets                          6.3 %          6.5 %           0.5 %           1.9 %           15.2 %
Cumulative rate sensitive gap % to total assets               6.3 %         12.8 %          13.3 %          15.2 %
------------------------------

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


The repricing gaps are within our risk tolerances, which limit the maximum 90-day and one-year gaps to 15.0% of total assets.

We also use simulation modeling of future net interest income and net income as a risk management tool. Simulation modeling results indicate that net income would decrease by approximately 5.8% over the next year with a 300 basis point decline in the level of rates and increase approximately 3.0% with a 300 basis point increase in the level of rates. The projected changes in net income are within the current policy limit that requires that the change in net income over the next 12 months not exceed 8.0%.

Pension Plans. The Company maintains the Bremer Retirement Plan ("Pension Plan"), which is a qualified defined benefit pension plan designed to provide retirement benefits to substantially all of the employees of the Company and its subsidiaries. In addition, the Company has a Supplemental Executive Retirement Plan ("SERP") designed to supplement the benefits determined under the Pension Plan for certain highly compensated employees of the Company to the extent the benefits under the Pension Plan are capped by compensation limits.

Our pension expense for all pension plans approximated $1.5 million and $382 thousand for the years ended December 31, 2002 and December 31, 2001. Pension expense is calculated per SFAS No. 87 "Employers' Accounting for Pensions" and is based upon a number of actuarial assumptions, including an expected long-term rate of return on Pension Plan assets. For the years 2002 and 2001, our expected long-term rate of return was 10.0%. In developing our expected long-term rate of return assumption, we evaluated input from our actuaries and accountants, including their review of asset class return expectations based on broad equity and bond indices, as well as long-term inflation assumptions. We also considered our historical 10-year average actual returns on Pension Plan assets of 14.13% for the period from January 1, 1990 through December 31, 1999, which have been in excess of the broader equity and bond benchmark indices.

For 2003, we have lowered our expected long-term rate of return on Pension Plan assets from 10% to 9% as a result of the review discussed above and other external factors. This expected return is based on an asset allocation assumption of 70% equities and 30% fixed income, which we expect to be our long-term asset allocation average as outlined in our Pension Investment Policy. The equity allocation is distributed over nine professionally managed mutual funds covering six different equity styles. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. We believe that 9.0% is a reasonable long-term rate of return on our Pension Plan assets, despite the recent market downturn in which our Pension Plan assets had a loss of 9.1% for the twelve months ended December 31, 2002. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually, and will adjust as necessary.

The discount rate that we utilize for determining future pension obligations is based primarily on a review of current AAA rated long-term bond rates. The discount rate determined as a result of this review has decreased to 6.75% as of the measurement date, September 30, 2002, from 7.25% as of the measurement date, September 30, 2001. Due to the lowering of the expected long-term rate of return on our Pension Plan assets to 9.0%, a discount rate of 6.75%, and various other assumptions, we estimate that our pension expense for 2003 will approximate $3.9 million compared to $1.5 million for 2002. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in our pension plans.

While the return on our Pension Plan assets was a negative 9.1% for the year ended December 31, 2002, the value of Pension Plan assets increased to $42.2 million at December 31, 2002 from $40.1 million at December 31, 2001. This increase was the result of a $5.8 million cash contribution to the Pension Plan in December 2002. As of September 30, 2002, the measurement date for purposes of determining the funded status of the Pension Plan, the fair value of assets was $35.0 million. At that time the Accumulated Pension Benefit Obligation ("APBO"), which reflects the present value of the pension benefits earned by employees as of a certain date, was $38.5 million. As a result, the Company, in accordance with SFAS 87, was required to record an Additional Minimum Pension Liability on its books of $9.7 million as of December 31, 2002, resulting in an after-tax reduction of Accumulated Other Comprehensive Income and Shareholders' Equity of $5.8 million.

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

Effects of a Recessionary Economy

This past year has been one of substantial economic and market turmoil. During such times, it is not uncommon for borrowers to have cash flow difficulties and stress on their debt servicing abilities. This is one of our greatest risks as a financial services provider in this type of an environment. We have been closely monitoring credit trends and customer situations in order to make necessary adjustments to our loan loss reserves and credit policies. When we first saw signs of a slowing economy in late 2000, we increased our loan loss reserves. In 2001 and 2002, we increased our provision for loan losses approximately 50% each year as a reaction to this risk. Conversely, we have seen our net interest margin increase during the latter half of 2001 and the first three quarters of 2002, as our lower cost of wholesale borrowing and customer deposit preferences have had a positive impact on our interest bearing liability costs.

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

Commitments and Contingencies

We utilize various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent our contractual obligations to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations at December 31:
                                             2002             2001
                                             ----             ----
                                               (in thousands)

Standby letters of credit                 $ 37,245         $ 18,394
Loan commitments                         1,040,027          848,391


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

Under substantially noncancelable contracts, we are obligated to pay approximately $4.8 million in annual data processing and item processing fees to third party providers through May 2008. The costs under the item processing contract are calculated in accordance with a volume-based fee schedule, which is subject to change annually.

We are routinely involved in legal actions which are incidental to our business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or operations.

ITEM 7A.  QUANTITATIVE  AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See the information regarding disclosures about market risk under "Management's Discussion and Analysis" on pages 30 through 34, and in "Risk Factors" attached as Exhibit 99.1.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                              December 31, 2002 and 2001
                                           (in thousands except share data)

                                                                                             2002                    2001
                                                                                             ----                    ----

Assets
      Cash and due from banks                                                           $ 256,900               $  213,101
      Interest bearing deposits                                                              4,185                   4,250
      Investment securities available-for-sale                                             196,773                 240,036
      Mortgage-backed securities available-for-sale                                        766,315                 780,538
                                                                                           -------                 -------
           Total securities available-for-sale                                             963,088               1,020,574
      Investment securities held-to-maturity
        (fair value:  12/31/02 - $171,233, 12/31/01 - $183,570)                            163,413                 181,071
      Loans and leases                                                                   3,680,122               3,500,288
        Reserve for credit losses                                                          (58,799)                (53,716)
        Unearned discount                                                                     (453)                 (1,449)
                                                                                              ----                  ------
           Net loans and leases                                                          3,620,870               3,445,123
      Interest receivable                                                                   33,854                  37,350
      Premises and equipment, net                                                           82,152                  65,062
      Goodwill                                                                              85,148                  85,148
      Other intangibles                                                                     21,025                  23,504
      Other assets                                                                          28,908                  18,881
                                                                                            ------                  ------
Total assets                                                                            $5,259,543              $5,094,064
                                                                                        ==========              ==========

Liabilities and Shareholders' Equity
      Noninterest bearing deposits                                                      $  724,102              $  656,651
      Interest bearing deposits                                                          3,026,227               3,149,367
                                                                                         ---------               ---------
           Total deposits                                                                3,750,329               3,806,018
      Federal funds purchased and repurchase agreements                                    449,970                 377,762
      Other short-term borrowings                                                           61,506                  71,150
      Long-term debt                                                                       417,678                 315,923
      Company obligated mandatorily redeemable
        preferred securities of subsidiary trusts
        holding junior subordinated debentures                                              76,500                  76,500
      Accrued expenses and other liabilities                                                69,314                  56,649
                                                                                            ------                  ------
Total liabilities                                                                        4,825,297               4,704,002
      Minority interests                                                                       150                     150
      Redeemable class A common stock, 960,000 shares
        issued and outstanding                                                              34,728                  31,193
      Shareholders' equity
        Common stock
           Class A, no par, 12,000,000 shares authorized;
             240,000 shares issued and outstanding                                              57                      57
           Class B, no par, 10,800,000 shares authorized,
             issued and outstanding                                                          2,562                   2,562
        Retained earnings                                                                  389,998                 351,497
        Accumulated other comprehensive income                                               6,751                   4,603
                                                                                             -----                   -----
           Total shareholders' equity                                                      399,368                 358,719
                                                                                           -------                 -------
Total liabilities and shareholders' equity                                              $5,259,543              $5,094,064
                                                                                        ==========              ==========

See notes to consolidated financial statements.


                                       BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                       Years Ended December 31, 2002, 2001 and 2000
                                         (in thousands, except per share amounts)

                                                                          2002            2001             2000
                                                                          ----            ----             ----

Interest income
     Loans and leases, including fees                                 $ 244,694       $ 265,758        $ 249,178
     Securities
        Taxable                                                          43,815          52,060           53,040
        Tax-exempt                               `                        9,837          10,514           11,082
     Federal funds sold                                                     244             569              612
     Other                                                                  151             177              259
                                                                            ---             ---              ---
           Total interest income                                        298,741         329,078          314,171
Interest expense
     Deposits                                                            68,582         118,253          123,745
     Federal funds purchased and repurchase agreements                    5,577          12,155           16,445
     Other short-term borrowings                                          1,010           5,804            8,884
     Long-term debt                                                      21,340          16,215           14,108
     Company obligated manditorily redeemable
        preferred securities of subsidiary trusts
        holding junior subordinated debentures                            7,173           4,985                -
                                                                          -----           -----            -----
           Total interest expense                                       103,682         157,412          163,182
                                                                        -------         -------          -------
        Net interest income                                             195,059         171,666          150,989
     Provision for credit losses                                         18,161          12,054            8,338
                                                                         ------          ------            -----
Net interest income after provision for credit losses                   176,898         159,612          142,651
Noninterest income
     Service charges                                                     28,908          26,833           22,284
     Insurance                                                           10,195          10,282           10,045
     Trust                                                                9,418           9,443            9,139
     Brokerage                                                            5,150           4,550            5,481
     Gain on sale of loans                                               12,640           9,375            2,758
     Gain on sale of securities                                           2,244           2,128              270
     Other                                                                6,088           5,127            4,240
                                                                          -----           -----            -----
        Total noninterest income                                         74,643          67,738           54,217
Noninterest expense
     Salaries and wages                                                  72,740          65,703           58,331
     Employee benefits                                                   20,801          15,992           14,018
     Occupancy                                                           10,525           9,662            7,651
     Furniture and equipment                                              9,602          10,075            9,432
     Data processing fees                                                 9,012           8,421            7,244
     FDIC premiums and examination fees                                   1,743           1,616            1,652
     Amortization of intangibles                                          2,986           6,653            3,713
     Other                                                               31,720          30,551           24,589
                                                                         ------          ------           ------
        Total noninterest expense                                       159,129         148,673          126,630
                                                                        -------         -------          -------
Income before income tax expense                                         92,412          78,677           70,238
     Income tax expense                                                  30,763          27,051           24,457
                                                                         ------          ------           ------
Net income                                                             $ 61,649        $ 51,626         $ 45,781
                                                                       ========        ========         ========
     Per common share amounts:
        Net income-basic and diluted                                   $   5.14        $   4.30           $ 3.82
        Dividends paid                                                     1.65            1.60             1.39

See notes to consolidated financial statements.


                                         BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         Years Ended December 31, 2002, 2001 and 2000
                                           ( in thousands, except per share amounts)


                                                                          Accumulated
                                                          Common Stock       Other
                                                          ------------   Comprehensive  Comprehensive    Retained
                                                      Class A    Class B Income (Loss)      Income       Earnings        Total
                                                      -------    ------- -------------      ------       --------        -----

Balance, December 31, 1999
     Comprehensive income                               $ 57     $ 2,562   $ (9,664)                    $ 294,892      $ 287,847
        Net income                                                                        $ 45,781         45,781         45,781
        Other comprehensive income, net of tax:
        Unrealized losses on securities:
        Unrealized holding gains arising during
         the period                                                          12,222         12,222
        Less:  Reclassified adjustment for gains
         included in income                                                    (162)          (162)
                                                                               ----           ----
        Other comprehensive income                                           12,060         12,060                        12,060
                                                                                            ------
        Comprehensive income                                                                57,841
                                                                                            ======
     Dividends, $1.39 per share                                                                           (16,680)       (16,680)
     Allocation of net income in excess of
      dividends and other comprehensive income
      to redeemable class A common stock                                                      (965)        (2,328)        (3,293)
                                                          --       -----                      ----         ------         ------
Balance, December 31, 2000                                57       2,562      1,431                       321,665        325,715

     Comprehensive income
        Net income                                                                          51,626         51,626         51,626
        Other comprehensive income, net of tax:
        Unrealized gains on securities:
        Unrealized holding gains arising during
         the period                                                           4,725         4,725
        Less:  Reclassified adjustment for gains
         included in income                                                  (1,277)        (1,277)
                                                                             ------         ------
        Other comprehensive income                                            3,448          3,448                         3,448
                                                                                             -----
        Comprehensive income                                                                55,074
                                                                                            ======
     Dividends, $1.60 per share                                                                           (19,200)       (19,200)
     Allocation of net income in excess of
      dividends and other comprehensive income
      to redeemable class A common stock                                       (276)                       (2,594)        (2,870)
                                                          --       -----       ----                        ------         ------
Balance, December 31, 2001                                57       2,562      4,603                       351,497        358,719
     Comprehensive income
        Net income                                                                          61,649         61,649         61,649
        Other comprehensive income, net of tax:
        Unrealized gains on securities:
        Unrealized holding gains arising during
         the period                                                           9,442          9,442
        Less:  Reclassified adjustment for gains
         included in income                                                  (1,347)        (1,347)
        Minimum pension liability, net of tax                                (5,760)        (5,760)
                                                                             ------         ------
        Other comprehensive income                                            2,335          2,335                         2,335
                                                                                             -----
        Comprehensive income                                                              $ 63,984
                                                                                          ========
     Dividends, $1.65 per share                                                                           (19,800)       (19,800)
     Allocation of net income in excess of
      dividends and other comprehensive income
      to redeemable class A common stock                                       (187)                       (3,348)        (3,535)
                                                          --        ----       ----                        ------         ------
Balance, December 31, 2002                              $ 57     $ 2,562    $ 6,751                     $ 389,998      $ 399,368
                                                        ====     =======    =======                     =========      =========

See notes to consolidated financial statements.


                                     BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Years Ended December 31, 2002, 2001 and 2000
                                                     (in thousands)

                                                                                    2002             2001             2000
                                                                                    ----             ----             ----

Cash flows from operating activities
     Net income                                                                 $  61,649        $  51,626        $  45,781
     Adjustments to reconcile net income to net cash
       provided by operating activities
        Provision for credit losses                                                18,161           12,054            8,338
        Depreciation and amortization                                              14,182           15,754           11,521
        Deferred income taxes                                                         754              317            3,825
        Minority interests in earnings of subsidiaries                                  -                -               21
        Gain on sale of securities                                                 (2,244)          (2,128)            (270)
        Gain on sale of other real estate owned, net                                 (159)             (52)             (72)
        Other assets and liabilities, net                                         (10,776)         (14,864)           9,683
        Proceeds from loans originated for sale                                   555,440          354,654          135,936
        Loans originated for sale                                                (537,700)        (362,290)        (133,404)
                                                                                 --------         --------         --------
Net cash provided by operating activities                                          99,307           55,071           81,359
Cash flows from investing activities
     Interest bearing deposits, net                                                    65            1,481             (845)
     Purchases of mortgage-backed securities                                     (335,139)        (516,515)          (4,909)
     Purchases of available-for-sale investment securities                       (183,462)        (120,375)         (49,338)
     Purchases of held-to-maturity securities                                     (13,416)         (55,570)         (12,180)
     Proceeds from maturities of mortgage-backed securities                       346,544          239,090           91,324
     Proceeds from maturities of available-for-sale investment securities          33,403           21,958           14,062
     Proceeds from maturities of held-to-maturity securities                       31,074           42,655           22,621
     Proceeds from sales of mortage-backed securities                              15,951           77,353           28,025
     Proceeds from sales of available-for-sale investment securities              195,926           69,263           17,495
     Proceeds from sales of other real estate owned                                 1,010            3,779            1,092
     Loans and leases, net                                                       (211,648)        (259,835)        (379,574)
     Acquisition of minority interests                                                  -             (225)            (458)
     Acquisitions, net of cash acquired                                                 -          326,546          (18,416)
     Purchase of premises and equipment                                           (24,646)          (5,276)          (5,717)
                                                                                  -------           ------           ------
Net cash used in investing activities                                            (144,338)        (175,671)        (296,818)
Cash flows from financing activities
     Noninterest bearing deposits, net                                             67,451          109,848           50,093
     Savings, NOW and money market accounts, net                                   36,653          132,470          113,030
     Certificates of deposits, net                                               (159,793)        (256,893)          93,013
     Federal funds purchased and repurchase agreements,net                         72,208           48,701           27,578
     Other short-term borrowings, net                                              (9,644)         (41,535)         (13,263)
     Proceeds from issuance of long-term debt                                     116,013           85,000           33,099
     Repayments of long-term debt                                                 (14,258)          (1,737)         (16,271)
     Proceeds from issuance of trust preferred securities                               -           76,500                -
     Common stock dividends paid                                                  (19,800)         (19,200)         (16,680)
                                                                                  -------          -------          -------
Net cash provided by financing activities                                          88,830          133,154          270,599
                                                                                   ------          -------          -------
Net decrease in cash and due from banks                                            43,799           12,554           55,140
     Cash and due from banks at beginning of period                               213,101          200,547          145,407
                                                                                  -------          -------          -------
     Cash and due from banks at end of period                                   $ 256,900        $ 213,101        $ 200,547
                                                                                =========        =========        =========

Supplemental disclosures of cash flow information
     Cash paid during the year for interest                                     $ 111,859        $ 164,222        $ 153,534
     Cash paid during the year for income taxes                                    28,089           26,123           17,274

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

Cash flows - For purposes of this statement, the Company has defined cash equivalents as cash and due from banks. During the years ended December 31, 2002, 2001, and 2000, the Company received real estate valued at $2,645,000, $1,166,000 and $3,454,000 in satisfaction of outstanding loan balances.

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

Comprehensive income - Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on available-for-sale securities and the change in the minimum pension liability.

Goodwill and intangible assets - Intangible assets consist of goodwill, core deposit intangibles, and other intangibles. The remaining unamortized balances at December 31, 2002 and 2001 were approximately $106,173,000 and $108,652,000.
The core deposit and other intangibles have remaining amortization lives of 5 to 10 years. Goodwill is not amortized but is tested regularly for impairment. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting and reporting for acquired goodwill and other intangible assets, on January 1, 2002. Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives, will no longer be amortized into net income over an estimated useful life. However, these intangible assets will be tested for impairment at least annually based on specific guidance provided in the new standard. Management has performed a transitional impairment test on its goodwill assets and its annual assessment, and no impairment loss was recorded as a result of this test.

In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement removes acquisitions of financial institutions from the scope of both SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business
Combination Accounted for by the Purchase Method." SFAS No. 72 included a requirement to recognize and subsequently amortize any excess of the fair value of the liabilities assumed in certain acquisitions over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. Under the requirements of SFAS No. 147, for a transaction that is a business combination, the unidentifiable intangible asset that is required to be recognized under SFAS No. 72 represents goodwill that should be accounted for under SFAS No. 142.

Had the Company been accounting for its goodwill under SFAS No. 142 and SFAS No. 147 for all periods presented, the Company's net income and income per share would have been as follows:

                                                  Year Ended December 31,
                                                  -----------------------
                                                      2002        2001
                                                      ----        ----
                                           (in thousands, except per share data)


 Reported net income                               $ 61,649    $ 51,626
 Add:  Goodwill amortization, net of tax                  -       3,513
                                                      -----       -----
        Pro forma adjusted net income              $ 61,649    $ 55,139
                                                   ========    ========

 Net income per share
        As reported                                  $ 5.14      $ 4.30
        Add:  Goodwill amortization, net of tax           -        0.29
                                                      -----        ----
        Pro forma adjusted net income per share      $ 5.14      $ 4.59
                                                     ======      ======

The following table presents relevant information about the Company's amortized and unamortized intangible assets:

                                                 As of December 31, 2002
                                                 -----------------------
                                           Gross Carrying         Accumulated
                                               Amount            Amortization
                                               ------            ------------
 Amortized intangible assets
       Core deposit premium                  $ 21,313              $ 4,743
       Other                                    7,413                2,958
                                                -----                -----
           Total                             $ 28,726              $ 7,701
                                             ========              =======

 Unamortized intangible assets
       Goodwill                              $ 85,148
                                             --------
           Total                             $ 85,148
                                             ========

                                                As of December 31, 2001
                                                -----------------------

                                           Gross Carrying         Accumulated
                                               Amount            Amortization
                                               ------            ------------
 Amortized intangible assets
       Core deposit premium                  $ 21,313              $ 2,151
       Other                                    6,138                1,796
                                                -----                -----
           Total                             $ 27,451              $ 3,947
                                             ========              =======

 Unamortized intangible assets
       Goodwill                              $ 85,148
                                             --------
           Total                             $ 85,148
                                             ========


The Company recorded aggregate intangible amortization expense of $3.0 million for the year ended December 31, 2002. The estimated amortization expense for each of the next five years is approximately $2.6 million. Goodwill was $85.1 million at December 31, 2002 and December 31, 2001.

Recent accounting pronouncements - In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is required to be adopted for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003. The Company does not expect the provisions of SFAS No. 143 to have a material impact on our financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods after December 15, 2002. The adoption of FIN No. 45 did not have a significant impact on the Company's financial statement disclosures and is not expected to have a significant impact on the Company's consolidated balance sheet or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of Account Research Bulletin No. 51, Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate that the adoption of FIN No. 46 will have a material effect on its financial position or results of operations.

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

The following pro forma financial information was prepared assuming the Branch Acquisition had been completed at January 1, 2001:

                                           Years Ended December 31,
                                           ------------------------
                                         2002                   2001
                                         ----                   ----
                                   (in thousands, except per share data)

 Net Interest Income                 $ 195,059              $ 177,191
 Net Income                             61,649                 51,917
 Net Income Per Share                $    5.14              $    4.33


Note C:   Restrictions on Cash and Due From Banks

The Subsidiary Banks are required to maintain average reserve balances in the form of vault cash or balances maintained either directly with a Reserve Bank or in a pass-through account, in accordance with the Federal Reserve Bank requirements. The amount of those cash reserve balances was approximately $10,092,000 and $6,920,000 as of December 31, 2002 and 2001.

Note D:   Investment and Mortgage-Backed Securities

At December 31, 2002 and 2001, investment and mortgage-backed securities with an amortized cost of $433,885,000 and $749,497,000 were pledged as collateral to secure public deposits and for other purposes. The amortized cost and estimated fair value by maturity at December 31, 2002, are shown below (contractual maturity or, with mortgage-backed securities, projected principal payments are used):

                                         Held-to-Maturity                Available-for-Sale
                                         ----------------                ------------------
                                    Amortized          Fair          Amortized            Fair
                                       Cost           Value             Cost              Value
                                       ----           -----             ----              -----
                                                           (in thousands)
Within 1 year                        $ 18,502       $ 18,760          $285,690         $293,427
1 - 5 years                            60,237         63,274           503,080          514,613
5 - 10 years                           82,132         86,626            86,278           88,386
After 10 years                          2,542          2,573            21,675           22,014
Equity securities                           -              -            44,528           44,648
                                       ------         ------            ------           ------
    Total investment securities      $163,413       $171,233          $941,251         $963,088
                                     ========       ========          ========         ========


The amortized cost and fair value of investment and mortgage-backed securities available-for-sale as of December 31 consisted of the following:

                                                       2002                                             2001
                                                       ----                                             ----
                                                Gross         Gross                              Gross        Gross
                                  Amortized   Unrealized   Unrealized     Fair    Amortized    Unrealized   Unrealized       Fair
                                     Cost       Gains        Losses      Value      Cost         Gains        Losses        Value
                                     ----       -----        ------      -----      ----         -----        ------        -----
                                                                          (in thousands)
U.S. Treasury securities          $  1,810     $    13        $ -     $  1,823   $    1,318     $   68       $   -       $    1,386
Obligations of U.S.
  government agencies               83,499          783         -       84,282      123,808      1,142          97          124,853
Obligations of state and
  political subdivisions            19,362        1,087         -       20,449       33,787        797           1           34,583
Mortgage-backed securities         746,721       19,654        60      766,315      774,274      7,111         847          780,538
Equity securities                   44,528          120         -       44,648       43,201        103           8           43,296
Other                               45,331          240         -       45,571       35,842         76           -           35,918
                                    ------          ---       ---       ------       ------         --         ---           ------
   Total securities available-
    for-sale                     $ 941,251     $ 21,897      $ 60     $963,088   $1,012,230    $ 9,297       $ 953       $1,020,574
                                 =========     ========      ====     ========   ==========    =======       =====       ==========

Proceeds from sales of investments and mortgage-backed securities were $211,877,000, $146,616,000, and $45,520,000 for 2002, 2001 and 2000. Gross gains of $2,244,000, $2,134,000, and $434,000 and gross losses of $0, $6,000, and
$164,000 were realized on those sales for 2002, 2001 and 2000.

A summary of amortized cost and fair value of investment securities held-to-maturity at December 31 consisted of the following:

                                                       2002                                             2001
                                                       ----                                             ----
                                                Gross        Gross                               Gross        Gross
                                 Amortized    Unrealized   Unrealized      Fair    Amortized   Unrealized   Unrealized      Fair
                                    Cost        Gains       Losses        Value       Cost       Gains        Losses       Value
                                    ----        -----       ------        -----       ----       -----        ------       -----
                                                                           (in thousands)
Obligations of U.S.
Obligations of U.S.
 government agencies             $  1,000      $    -        $  -       $  1,000    $  5,064      $   56      $  -      $   5,120
Obligations of state and
 political subdivisions           162,413        7,848          28       170,233     176,007       3,199        756       178,450
                                  -------        -----          --       -------     -------       -----        ---       -------
   Total securities held-to-
    maturity                     $163,413      $ 7,848       $ 288      $171,233    $181,071      $3,255      $ 756     $183,5706
                                 ========      =======       =====      ========    ========      ======      =====     =========

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


Note E:   Loans and Leases

The Company is engaged in lending activities with borrowers in a wide variety of industries. Lending is concentrated in the areas in which its Subsidiary Banks are located. A decline in the local economies in these areas could negatively impact the quality of these loans. Loans and leases at December 31 consisted of the following:


                                               2002              2001
                                               ----              ----
                                                  (in thousands)

Commercial and other                      $  872,597         $  883,099
Commercial real estate                     1,052,194            957,318
      Construction                            76,460             83,388
Agricultural                                 436,364            417,069
Residential real estate                      768,068            708,334
      Construction                            23,546             19,300
Consumer                                     332,428            334,472
Tax-exempt                                   118,465             97,308
                                             -------             ------
         Total loans and leases           $3,680,122         $3,500,288
                                          ==========         ==========


Impaired loans and leases were $29,105,000 and $20,806,000 at December 31, 2002 and 2001, respectively. Impaired loans and leases include nonaccrual and restructured loans and leases. Restructured loans and leases are those for which the terms (principal and/or interest) have been modified as a result of the inability of the borrower to meet the original terms of the loan or lease. The reserve for credit losses included approximately $7,520,000 and $4,049,000 relating to impaired loans and leases at December 31, 2002 and 2001, respectively.

Following is a summary of information pertaining to impaired loans and leases. No significant amounts of interest income were recognized during each of the three years ending December 31:

                                                            2002         2001         2000
                                                            ----         ----         ----
                                                                    (in thousands)
Average investment in impaired loans, net of reserves    $ 21,056     $ 12,730     $ 11,898
                                                         ========     ========     ========
Interest income as originally contracted                 $  1,689     $  1,327     $  1,335
                                                         ========     ========     ========


Other nonperforming assets, consisting of other real estate owned, amounted to $2,805,000 and $1,616,000 at December 31, 2002 and 2001.

At December 31, 2002 and 2001, loans totaling $1,627,865,000, and $1,411,135,000 had been pledged to secure Federal Home Loan Bank ("FHLB") advances. Acceptable collateral is defined by the

FHLB and we currently pledge residential, agricultural, and commercial real estate mortgages and certain other eligible business and agricultural loans.

The Subsidiary Banks of the Company have had, and expect to have in the future, banking transactions in the ordinary course of business with some directors and officers of the Company and its subsidiaries, or with an associate of such persons (the "Group"). Such transactions have been and will be made on substantially the same terms, including interest rates on loans and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not and will not involve more than normal risk of collection. No loans to a related person were restructured to provide for a deferral of payments and/or a reduction in interest rates.

The aggregate dollar amount of loans to the Group was $24,909,000 and $24,679,000 at December 31, 2002 and 2001. During 2002, $62,461,000 of new loans were made, repayments totaled $65,231,000, and changes in the composition of the Group increased loans outstanding by $3,000,000.

Note F:   Reserve for Credit Losses

Changes in the reserve for credit losses are as follows:

                                             2002          2001         2000
                                             ----          ----         ----

                                                     (in thousands)

Beginning of year                         $ 53,716      $ 45,895     $ 41,895
  Charge-offs                              (15,171)       (9,852)      (5,903)
  Recoveries                                 2,093         1,619        1,271
                                             -----         -----        -----
    Net charge-offs                        (13,078)       (8,233)      (4,632)
  Provision for credit losses               18,161        12,054        8,338
  Reserve related to acquired assets             -         4,000          294
                                             -----         -----          ---

End of year                               $ 58,799      $ 53,716     $ 45,895
                                          ========      ========     ========


Note G:   Premises and Equipment

Premises and equipment at December 31 consisted of the following:

                                                       2002          2001
                                                       ----          ----

                                                        (in thousands)

Land                                                $ 12,745      $  9,787
Buildings and improvements                            86,883        73,558
Furniture and equipment                               59,257        55,844
                                                      ------        ------
           Total premises and equipment              158,885       139,189
Less:  accumulated depreciation and amortization      76,733        74,127
                                                      ------        ------
Premises and equipment, net                         $ 82,152      $ 65,062
                                                    ========      ========

Note H:   Short-term Borrowings

Short-term borrowings consist of federal funds and repurchase agreements (which generally mature within one to sixty days of the transaction date), treasury tax and loan notes (which generally mature within one to thirty days), FHLB advances (which mature within one year), and advances under an unsecured revolving credit facility agreement. The available credit facility of $30.0 million was unused at December 31, 2002. The facility agreement contains covenants, including a requirement to maintain certain minimum levels of capitalization.

Information related to short-term borrowings for the three years ended December 31 is provided below:

                                                     Federal Funds       Federal Home       Treasury       Revolving
                                                     and Repurchase     Loan Bank          Tax and Loan      Credit
                                                       Agreements         Borrowings          Notes         Facility
                                                       ----------         ----------          -----         --------
                                                                             (dollars in thousands)

Balance at December 31
      2002                                              $ 449,970         $  60,000         $ 1,506         $     -
      2001                                                377,762            35,000           3,150           33,000
      2000                                                329,061            95,000           2,685           15,000
Weighted average interest rate at December 31
      2002                                                   1.24  %           1.53  %         1.11  %             -  %
      2001                                                   2.08              3.55            1.68             2.77
      2000                                                   6.49              6.55            6.25             7.16
Maximum amount outstanding at any month end
      2002                                              $ 449,970         $ 103,000         $ 3,047         $ 19,000
      2001                                                415,261           331,000           3,150           42,000
      2000                                                329,102           165,419           3,899           40,000
Average amount outstanding during the year
      2002                                              $ 385,065         $  33,731         $ 1,953         $  6,560
      2001                                                337,511            84,152           2,188           26,556
      2000                                                287,563           105,428           2,412           27,855
Weighted average interest rate during the year
      2002                                                   1.45  %           2.01  %         1.52  %          4.48  %
      2001                                                   3.60              5.21            3.32             5.06
      2000                                                   5.72              6.28            6.18             7.58



Note I:   Long-term Debt

Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

                                                        At December 31,
                                                        ---------------
                                              2002            2001        2000
                                              ----            ----        ----
                                                        (in thousands)

Senior notes                               $ 65,000        $ 65,000     $ 65,000
Federal Home Loan Bank borrowings           350,773         248,594      164,908
Installment promissory notes                  1,905           2,329        2,752
                                              -----           -----        -----
    Total                                  $417,678        $315,923     $232,660
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

The FHLB borrowings bear interest at rates ranging from 3.19% to 6.68%, with maturity dates from 2003 through 2013, and are secured by certain loans.

The installment promissory notes bear interest at 7.59% and are payable in semi-annual installments through 2007.

Maturities of long-term debt outstanding at December 31, 2002, were as follows:

                                             (in thousands)

2003                                            $ 50,529
2004                                              79,536
2005                                              48,767
2006                                              64,550
2007                                              54,346
Beyond 2007                                      119,950
                                                 -------
   Total                                        $417,678
                                                ========



At December 31, 2002, $71 million of the FHLB borrowings due in years beyond 2007 were subject to call prior to maturity at the option of the FHLB. Of this amount, $57 million is callable in 2003 and $14 million is currently callable on a quarterly basis.

Note J:   Company Obligated Mandatorily Redeemable Preferred Securities
The Company issued $76.5 million of mandatorily redeemable preferred securities in two separate transactions in 2001 in conjunction with the Branch Acquisition. On February 22, 2001, the Company issued $16.5 million of 10.2% Capital Securities through Bremer Statutory Trust I ("BST") and on May 8, 2001, the Company issued $60 million of 9.0% Cumulative Capital Securities through Bremer Capital Trust I ("BCT.") The proceeds of both of these offerings, combined with the proceeds from the sale by BST and BCT to the parent of their common securities, were invested by BST and BCT in Junior Subordinated Deferrable Interest Debentures ("debentures") of the parent company. The debentures mature not earlier than July 15, 2006 and not later than July 15, 2031. At December 31, 2002, $76.5 million in Capital Securities qualified as Tier I capital under guidelines of the Federal Reserve.

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

The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 2002 and 2001. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2002 and, therefore, current estimates of fair value may differ from the amounts presented. As of December 31, carrying amounts and estimated fair values were:

                                                                          2002                                2001
                                                                          ----                                ----
                                                                                 Estimated                            Estimated
                                                               Carrying             Fair             Carrying            Fair
                                                                Amount             Value              Amount            Value
                                                                ------             -----              ------            -----
                                                                                     ( in thousands)
Financial assets:
     Cash and due from banks                                  $  256,900        $  256,900          $  213,101       $  213,101
     Interest bearing deposits                                     4,185             4,185               4,250            4,250
     Investment securities held-to-maturity                      163,413           171,233             181,071          183,570
     Investment securities available-for-sale                    963,088           963,088           1,020,574        1,020,574
     Loans and leases                                          3,620,870         3,669,981           3,445,123        3,508,794

Financial liabilities:
     Demand deposits                                          $2,400,230        $2,400,230          $2,296,126       $2,296,126
     Time deposits                                             1,350,099         1,371,880           1,509,892        1,530,871
     Short-term borrowings                                       511,476           511,642             448,912          449,119
     Long-term debt                                              417,678           442,094             315,923          329,083
     Mandatorily redeemable preferred securities                  76,500            85,489              76,500           79,500



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

Other postretirement benefits - The Company provides certain retiree health care benefits relating primarily to medical insurance co-payments to retired employees between the ages of 55 and 65. In accordance with SFAS No. 106 as amended by SFAS No. 132, "Employers' Accounting for Postretirement Benefits Other than Pensions," the Company accrues the cost of these benefits during the employees' active service. Contributions to the pension plan are intended to provide for benefits attributed to service to date and for those expected to be earned in the future. Benefits under SFAS No. 106 are funded as incurred.

The costs of these programs are as follows:

                                                                                             Other
                                                      Pension Benefits              Postretirement Benefits
                                                      ----------------              -----------------------
                                                2002        2001        2000       2002       2001       2000
                                                ----        ----        ----       ----       ----       ----
                                                                         (in thousands)
Net pension cost
Service cost                                  $ 2,362     $ 1,932     $ 1,757      $ 293      $ 222      $ 151
Interest cost                                   2,734       2,507       2,271        223        230        167
Expected long-term return on assets            (3,750)     (4,052)     (3,704)         -          -          -
Net (gain) recognition                             82        (157)       (197)       (18)       (26)       (78)
Prior service cost amortization                   113         152         173        (12)       (12)        (6)
                                                  ---         ---         ---        ---        ---         --
   Net pension cost                           $ 1,541     $   382     $   300      $ 486      $ 414      $ 234
                                              =======     =======     =======      =====      =====      =====

The following tables set forth the plans' funded status (based on a valuation date of September 30), along with a description of how the status changed during the past two years and the amount recognized on the Company's balance sheet at December 31. The funded status of the plans is equal to the fair value of plan assets less the benefit obligation at end of year.

                                                                                                         Other
                                                                                                     Postretirement
                                                                         Pension Benefits               Benefits
                                                                         ----------------               --------
                                                                      2002          2001           2002           2001
                                                                      ----          ----           ----           ----
                                                                                      (in thousands)
Change in benefit obligation
Benefit obligation at end of prior year (9/30)                     $ 38,268       $32,812        $ 3,163        $ 2,825
Service cost                                                          2,362         1,932            293            222
Interest cost                                                         2,734         2,507            223            230
Plan particpants' contributions                                           -             -            129            104
Amendments                                                             (110)          226              -              -
Actuarial loss                                                        7,480         2,708          1,764             66
Benefits paid                                                        (1,221)       (1,917)          (767)          (284)
                                                                     ------        ------           ----           ----
Benefit obligation at end of year (9/30)                           $ 49,513       $38,268        $ 4,805        $ 3,163
                                                                   ========       =======        =======        =======

Change in plan assets
Fair value of plan assets at end of prior year (9/30)              $ 35,637       $40,219        $    -         $    -
Actual return on plan assets                                         (2,868)       (3,814)            -              -
Employer contribution                                                 3,464         1,149             -              -
Benefits paid                                                        (1,221)       (1,917)            -              -
                                                                     ------        ------          ----           ----
Fair value of plan assets at end of year (9/30)                    $ 35,012       $35,637        $    -         $    -
                                                                   =========       =======        ======         ======

Funded status of plans
Funded status of plans                                             $(14,501)      $(2,631)       $(4,805)       $(3,163)
Unrecognized net loss/(gain)                                         18,733         4,716          1,212           (570)
Unrecognized prior service costs                                        438           662            (54)           (67)
Contributions between September 30 and December 31                    5,829         2,473             -              -
                                                                      -----         -----           ----           ----
Prepaid benefit asset/(accrued benefit liability)                  $ 10,499       $ 5,220        $(3,647)       $(3,800)
                                                                   ========       =======        =======        =======

Amounts Recognized in Consolidated
Statement of Financial Position
Prepaid benefit cost                                               $ 12,053       $ 6,727        $    -         $    -
Accrued benefit liability                                           (11,343)       (1,507)        (3,647)        (3,800)
Intangible asset                                                        189            -              -              -
Accumulated other comprehensive income                                9,600            -              -              -
                                                                      -----          ----           ----           ----
Net amount recognized                                              $ 10,499       $ 5,220        $(3,647)       $(3,800)
                                                                   ========       =======        =======        =======

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation and the expected long-term rates of return on assets are as follows:


                                                                                                           Other
                                                           Pension Benefits                       Postretirement Benefits
                                                           ----------------                       -----------------------
Weighted average assumptions                     2002            2001          2000           2002          2001         2000
----------------------------                     ----            ----          ----           ----          ----         ----

Discount rate                                    6.75 %          7.25 %        7.75 %         6.75 %        7.25 %       7.75 %
Expected long-term return on assets              9.00           10.00         10.00             -             -            -
Rate of compensation increase                    4.25            4.25          4.25             -             -            -


For purposes of the 2002 postretirement benefits measurements, the Company has assumed a health-care cost trend rate of 9.00%. For 2003, the Company assumes grading down to an ultimate trend rate of 5% for 2011 and later years. The health-care trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the health-care trend rate would have the following effects on 2002 service and interest cost on the accumulated postretirement benefit obligation at December 31, 2002:


                                                                             One (1) Percentage Point
                                                                             ------------------------
                                                                            Increase         Decrease
                                                                            --------         --------
                                                                                 (in thousands)
Effect on service and interest cost components of net periodic cost          $  72            $ (76)
Effect on accumulated postretirement benefit obligation                        551             (478)



Profit sharing plan - The profit sharing plan is a defined contribution plan with contributions made by the Company. The profit sharing plan is noncontributory at the employee level, except for the employees' option to contribute under a 401(k) savings plan available as part of the profit sharing plan.

Contributions are calculated using a formula based primarily upon the Company's earnings. Total contributions made for 2002, 2001, and 2000 were approximately $4,139,000, $3,504,000 and $3,157,000, respectively.

Employee stock ownership plan - The ESOP is a defined contribution plan covering substantially all employees, with contributions made exclusively by the Company on a discretionary year-by-year basis. The contribution was $400,000 for 2002, $300,000 for 2001 and $100,000 for 2000.

Note M:   Other Noninterest Income

Other noninterest income at December 31 consisted of the following:

                              2002              2001             2000
                              ----              ----             ----
                                          ( in thousands)

Fees on loans               $ 3,799           $ 3,517          $ 3,024
Other                         2,289             1,610            1,216
                              -----             -----            -----
     Total                  $ 6,088           $ 5,127          $ 4,240
                            =======           =======          =======

Note N:   Other Noninterest Expense

Other noninterest expense at December 31 consisted of the following:

                                       2002             2001              2000
                                       ----             ----              ----
                                                  ( in thousands)

Printing, postage and telephone      $ 6,491          $ 6,581           $ 5,850
Marketing                              5,775            6,951             4,862
Professional fees                      4,821            3,939             2,878
Other real estate owned                   97              101               106
Other                                 14,536           12,979            10,893
                                      ------           ------            ------
     Total                           $31,720          $30,551           $24,589
                                     =======          =======           =======

Note O:   Income Taxes

The components of the provision for income taxes at December 31 were as follows:

                                     2002            2001             2000
                                     ----            ----             ----
                                              ( in thousands)

Current
    Federal                       $ 24,717        $ 21,822         $ 16,538
    State                            5,292           4,912            4,094
Deferred                               754             317            3,825
                                       ---             ---            -----
          Total                   $ 30,763        $ 27,051         $ 24,457
                                  ========        ========         ========


A reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate at December 31 was as follows:

                                                                         2002          2001          2000
                                                                                ( in thousands)

Tax at statutory rate                                                 $ 32,359      $ 27,537      $ 24,583
Plus state income tax, net of federal tax benefits                       3,498         3,250         3,110
                                                                         -----         -----         -----
                                                                        35,857        30,787        27,693
Less tax effect of:
     Interest on state and political subdivision securities              3,053         3,011         2,890
     Other tax-exempt interest                                           2,109         1,706         1,714
     Amortization                                                           60        (1,225)       (1,176)
     Other                                                                (128)          244          (192)
                                                                          ----           ---          ----
                                                                         5,094         3,736         3,236
                                                                         -----         -----         -----
        Income tax expense                                            $ 30,763      $ 27,051      $ 24,457
                                                                      ========      ========      ========

The following table sets forth the temporary differences comprising the net deferred taxes included with other assets on the consolidated balance sheet at December 31:

                                                             2002        2001
                                                             ----        ----
                                                             ( in thousands)

Deferred tax assets
      Provision for credit losses                          $23,342     $21,298
      Employee compensation and benefits accruals            1,569         (87)
      Deferred income                                        1,259       1,001
      Other                                                    149           9
                                                               ---           -
           Total                                           $26,319     $22,221
                                                           =======     =======
Deferred tax liabilities
      Deferred expense                                     $ 3,326     $ 1,724
      Depreciation and amortization                         21,365      20,674
      Unrealized gain on securities available-for-sale       8,738       3,325
      Other                                                    310          85
                                                               ---          --
           Total                                            33,739      25,808
                                                            ------      ------
Net deferred tax liabilities                               $ 7,420     $ 3,587
                                                           =======     =======

Note P:   Commitments and Contingencies

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations at December 31:

                                                       2002              2001
                                                       ----              ----
                                                         (in thousands)

Standby letters of credit                          $   37,245       $   18,394
Loan commitments                                    1,040,027          848,391


Standby letters of credit represent a conditional commitment to satisfy an obligation to a third party, generally to support public and private borrowing arrangements, on behalf of the customer. Loan commitments represent contractual agreements to provide funding to customers over a specified time period as long as there is no violation of any condition of the contract. These loans most often take the form of operating lines.

The Company's potential exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The credit risk associated with letters of credit and loan commitments is substantially the same as extending credit in the form of a loan; therefore, the same credit policies apply in evaluating potential letters of credit or loan commitments. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management's credit evaluation. The type of collateral held varies, but includes real estate, accounts receivable, inventory, and productive assets.

Under substantially noncancelable contracts, the Company is obligated to pay approximately $4.8 million in annual data processing and item processing fees to third party providers through May 2008. The costs under the item processing contract are calculated in accordance with a volume-based fee schedule, which is subject to change annually.

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

At December 31, 2002 and 2001, 960,000 shares of redeemable class A stock were issued and outstanding. At December 31, 2002, these shares were subject to redemption at a price of $36.17 per share, which approximated book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. It is the Company's intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation.

Federal law prevents the Company and its non-bank subsidiaries from borrowing from the Subsidiary Banks unless the loans are secured by specified U.S. obligations. Further, the secured loans that may be made by Subsidiary Banks are generally limited in amount to 10% of the Subsidiary Bank's equity if made to the Company or any individual affiliate and 20% of the Subsidiary Bank's equity if made to all affiliates and the Company in the aggregate. At December 31, 2002, 2001 and 2000, no Subsidiary Banks had extended credit to the Company.

Payment of dividends to the Company by its Subsidiary Banks is subject to various limitations by bank regulators, which includes maintenance of certain minimum capital ratios. As of December 31, 2002, $24,634,000 of retained earnings of the Subsidiary Banks was available for distribution to the Company as dividends subject to these limitations. Approximately $22,827,000 was available for distribution without obtaining the prior approval of the appropriate bank regulator.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company meets all capital adequacy requirements to which it is subject.

The Company's and Subsidiary Banks' actual capital amounts and ratios as of December 31 are also presented below:

                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                              For Capital                    Prompt Corrective
                                                   Actual                  Adequacy Purposes                 Action Provisions
                                                   ------                  -----------------                 -----------------
                                           Amount          Ratio            Amount       Ratio             Amount         Ratio
                                           ------          -----            ------       -----             ------         -----
                                                                        (dollars in thousands)
As of December 31, 2002:
    Total capital (to risk
        weighted assets)
          Consolidated                    $ 440,181        11.70  %      $ 301,011 >      8.00  %             N/A
          Subsidiary Banks                $ 406,928        10.67  %      $ 305,116 >      8.00  %        $ 381,395  >     10.00  %
    Tier I capital (to risk
        weighted assets)
          Consolidated                    $ 392,933        10.44  %      $ 150,506 >      4.00  %             N/A
          Subsidiary Banks                $ 359,103         9.42  %      $ 152,558 >      4.00  %        $ 228,837  >      6.00  %
    Tier I capital (to
        average assets)
          Consolidated                    $ 392,933         7.86  %      $ 200,054 >      4.00  %             N/A
          Subsidiary Banks                $ 359,103         7.28  %      $ 197,238 >      4.00  %        $ 246,548  >      5.00  %

As of December 31, 2001:
    Total capital (to risk
        weighted assets)
          Consolidated                    $ 398,719        11.19  %      $ 285,058 >      8.00  %             N/A
          Subsidiary Banks                $ 388,413        10.86  %      $ 286,103 >      8.00  %        $ 357,629  >     10.00  %
    Tier I capital (to risk
        weighted assets)
          Consolidated                    $ 354,021         9.94  %      $ 142,529 >      4.00  %             N/A
          Subsidiary Banks                $ 343,588         9.61  %      $ 143,051 >      4.00  %        $ 214,577  >      6.00  %
    Tier I capital (to
        average assets)
          Consolidated                    $ 354,021         7.27  %      $ 194,904 >      4.00  %             N/A
          Subsidiary Banks                $ 343,588         7.18  %      $ 191,500 >      4.00  %        $ 239,375  >      5.00  %


The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board's implementation of FDICIA defines "well-capitalized" institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. The Company's Subsidiary Banks ratios in each of these categories met or exceeded the "well-capitalized" ratios as of December 31, 2002.

Note S:   Bremer Financial Corporation (Parent Company Only) Condensed
          Statements:

Balance Sheets

                                                                                        December 31,
                                                                                        ------------
                                                                                     2002             2001
                                                                                     ----             ----
                                                                                       (in thousands)

Assets
     Cash and cash equivalents                                                   $     454        $     149
     Investment securities available-for-sale                                       38,497           17,814
     Investment in and advances to:
        Bank subsidiaries                                                          475,523          454,754
        Non-bank subsidiaries                                                       63,672           94,944
     Other assets                                                                    6,422            6,215
                                                                                     -----            -----
           Total assets                                                          $ 584,568        $ 573,876
                                                                                 =========        =========


Liabilities and Shareholders' Equity
     Short-term borrowings                                                       $      -         $  33,000
     Long-term debt                                                                 66,905           67,329
     Junior subordinated debentures issued to subsidiary trusts                     78,867           78,867
     Accrued expenses and other liabilities                                          4,700            4,768
     Redeemable class A common stock                                                34,728           31,193
     Shareholders' equity                                                          399,368          358,719
                                                                                   -------          -------
           Total liabilities and shareholders' equity                            $ 584,568        $ 573,876
                                                                                 =========        =========


Statements of Income

                                                                   Years Ended December 31,
                                                                   ------------------------
                                                                2002            2001           2000
                                                                ----            ----           ----
                                                                          (in thousands)
Income
     Dividends from:
        Bank subsidiaries                                     $59,780         $47,330        $46,475
        Non-bank subsidiaries                                   3,200             300          1,300
     Interest from subsidiaries                                 2,793           4,737          5,107
     Interest income on taxable securities                        258             259            222
     Other income                                               1,331             504              -
                                                                -----             ---
        Total income                                           67,362          53,130         53,104
Expenses
     Interest expense:
        Short-term borrowings                                     294           1,344          2,112
        Long-term debt                                          5,667           5,700          5,736
        Junior subordinated debentures
            issued to subsidiary trusts                         7,392           5,137              -
     Salaries and benefits                                      1,010             961            792
     Operating expense paid to subsidiaries                     1,393           1,241            998
     Other operating expenses                                     548           1,479          1,239
                                                                  ---           -----          -----
        Total expenses                                         16,304          15,862         10,877
                                                               ------          ------         ------
        Income before income tax benefit                       51,058          37,268         42,227
     Income tax benefit                                         4,680           4,308          2,432
                                                                -----           -----          -----
        Income of parent company only                          55,738          41,576         44,659
     Equity in undistributed earnings of subsidiaries           5,911          10,050          1,122
                                                                -----          ------          -----
Net income                                                    $61,649         $51,626        $45,781
                                                              =======         =======        =======

Note S:   Bremer Financial Corporation (Parent Company Only) Condensed
Statements (continued):

Statements of Cash Flows

                                                                                         Years Ended December 31,
                                                                                         ------------------------
                                                                                 2002              2001             2000
                                                                                 ----              ----             ----
                                                                                              (in thousands)

Cash flows from operating activities
     Net income                                                               $ 61,649          $ 51,626         $ 45,781
     Adjustments to reconcile net income to
        net cash provided by operating activities
           Equity in undistributed (earnings) of subsidiaries                   (5,911)          (10,050)          (1,122)
           Depreciation and amortization                                           953               744              662
           Other, net                                                           (6,989)             (860)             232
                                                                                ------              ----              ---
              Net cash provided by operating activities                         49,702            41,460           45,553
                                                                                ------            ------           ------
Cash flows from investing activities
     Investment in and advances to subsidiaries, net                            24,510          (104,949)         (23,290)
     Purchases of securities, net                                              (26,545)          (15,364)          (4,626)
     Proceeds from sales of securities                                           5,862             1,537              639
                                                                                 -----             -----              ---
              Net cash provided (used) by investing activities                   3,827          (118,776)         (27,277)
                                                                                 -----          --------          -------
Cash flows from financing activities
     Short-term borrowings, net                                                (33,000)           18,000           (1,000)
     Repayments of long-term debt                                                 (424)             (423)            (424)
     Proceeds from issuance of junior subordinated debentures                        -            78,867                -
     Dividends paid                                                            (19,800)          (19,200)         (16,680)
                                                                               -------           -------          -------
              Net cash (used) provided by financing activities                 (53,224)           77,244          (18,104)
                                                                               -------            ------          -------
Increase (decrease) in cash and cash equivalents                                   305               (72)             172
Cash and cash equivalents
     Beginning of year                                                             149               221               49
                                                                                   ---               ---               --
     End of year                                                              $    454          $    149         $    221
                                                                                  ====             =====            =====


Note T:   Quarterly Consolidated Financial Information(Unaudited):

                                           BREMER FINANCIAL CORPORATION
                                 SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                   2002 Quarter Ended
                                                                                   ------------------
                                                                    (dollars in thousands, except per share data)
                                                           March 31            June 30           September 30       December 31
                                                           --------            -------           ------------       -----------
Interest income                                            $ 75,365           $ 74,878            $ 75,733           $ 72,765
Interest expense                                             27,573             26,081              25,610             24,418
Net interest income                                          47,792             48,797              50,123             48,347
Net income                                                   16,511             16,174              16,208             12,756
Per share of common stock
     Net income-basic and diluted                              1.38               1.35                1.35               1.06

                                                                                   2001 Quarter Ended
                                                                                   ------------------
                                                                     (dollars in thousands, except per share data)
                                                           March 31            June 30           September 30       December 31
                                                           --------            -------           ------------       -----------
Interest income                                            $ 79,046           $ 83,349            $ 85,919           $ 80,764
Interest expense                                             41,988             41,968              40,299             33,157
Net interest income                                          37,058             41,381              45,620             47,607
Net income                                                   11,174             12,466              14,113             13,873
Per share of common stock
     Net income-basic and diluted                              0.93               1.04                1.18               1.15

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Bremer Financial Corporation
Saint Paul, Minnesota

We have audited the accompanying consolidated balance sheets of Bremer Financial Corporation and subsidiaries (the Company), a subsidiary of the Otto Bremer Foundation, as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bremer Financial Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/  Deloitte & Touche LLP

Minneapolis, Minnesota
January 24, 2003

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

No event requiring disclosure pursuant to this Item 9 has occurred during the two years ended December 31, 2002.

                                    PART III

Items 10 through 13 of the Form 10-K are omitted because the Company will file before April 30, 2003 a definitive Proxy Statement (the "Proxy Statement") conforming to Schedule 14A involving the election of directors. The information required by Items 10, 11, 12 and 13 of Part III of the Form 10-K are hereby incorporated by reference to such Proxy Statement.


ITEM 14.      CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) The following financial statements of Bremer Financial Corporation are part of this document under Item 8. Financial Statements and Supplementary Data:

           Consolidated Balance Sheets - December 31, 2002 and December 31, 2001

           Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000

           Consolidated Statements of Shareholders' Equity - Years ended December 31, 2002, 2001 and 2000

           Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000

           Notes to Consolidated Financial Statements

           Independent Auditors' Report

     (2) Financial statement schedules are omitted as they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

     (3) The following exhibits are filed as a part of this report:

           10.1   Bremer Financial Corporation 2002 Variable Compensation Plan.

           10.2 Bremer Financial Corporation Executive Stock Purchase Plan effective August 1, 2002.

           12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

           21     Subsidiaries of the Company.

           99.1   Risk Factors.

           99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

           99.4 The portion of the final Prospectus of the Company dated April 20, 1989 ("Prospectus"), which was filed with the SEC on April 20, 1989, entitled "Description of Capital Stock Description of Class A Common Stock - Restrictions on Transfer."

           99.5 The portion of the Prospectus entitled "Description of Capital Stock - Description of Class A Common Stock - First Call Option to Company" on page 64 of the Prospectus.

The following exhibit is incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the SEC on February 10, 1989:

           3.2 Restated Articles of Incorporation of the Company in effect on the date hereof.

The following exhibits are incorporated by reference to Exhibits 4.1 and 4.2, respectively, to the Company's Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on March 29, 1989:

           4.9    Specimen of Stock Certificate evidencing Class A Common Stock.

           4.10   Specimen of Stock Certificate evidencing Class B Common Stock.


(b) The Company filed no Current Reports on Form 8-K during the fourth quarter of 2002, which ended December 31, 2002.

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


March 21, 2003.                       Bremer Financial Corporation


                                      By: /s/Stan K. Dardis
                                      -----------------------------
                                      Stan K. Dardis
                                      Its President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on March 21, 2003 in the capacities indicated.


                                       /s/Stan K. Dardis
                                       ----------------------------
                                       Stan K. Dardis
                                       Its President and Chief Executive Officer
                                       and Director



                                       /s/Terry M. Cummings
                                       ----------------------------
                                       Terry M. Cummings
                                       Chairman of the Board and Director



                                       /s/William H. Lipschultz
                                       ----------------------------
                                       William H. Lipschultz
                                       Vice President and Director



                                       /s/Charlotte S. Johnson
                                       ----------------------------
                                       Charlotte S. Johnson
                                       Vice President and Director



                                       /s/Sherman Winthrop
                                       ----------------------------
                                       Sherman Winthrop
                                       Director



                                       /s/Daniel C. Reardon
                                      ---------------------------
                                       Daniel C. Reardon
                                       Vice President and Director



                                       /s/Patrick J. Donovan
                                      ---------------------------
                                       Patrick J. Donovan
                                       Director



                                       /s/Robert B. Buck
                                       ---------------------------
                                       Robert B. Buck
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)



                                       /s/Stuart F. Bradt
                                       ---------------------------
                                       Stuart F. Bradt
                                       Controller (Principal Accounting Officer)

CERTIFICATIONS


I, Stan K. Dardis, certify that:

1. I have reviewed this annual report on Form 10-K of Bremer Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:   March 21, 2003
                                       /s/Stan K. Dardis
                                       ---------------------------
                                       Stan K. Dardis
                                       Chief Executive Officer

I, Robert B. Buck , certify that:

1. I have reviewed this annual report on Form 10-K of Bremer Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:   March 21, 2003
                                       /s/ Robert B. Buck
                                       ---------------------------
                                       Robert B. Buck
                                       Chief Financial Officer