Form 10-K/A
period 2002-12-31
BREMER FINANCIAL CORP
filed 2003-05-13
CIK 846616

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

ITEMS AMENDED

This amended filing of the Annual Report on Form 10K for Bremer Financial Corporation for the period ending 12/31/2002 is solely for the purpose of filing the Index to the Exhibits found on page 65 and Exhibit 12.1 which were inadvertently omitted from the electronic filing. Item 15, Exhibits, Financial Statement Schedules, and Reports on Form 8-K is found on page 60 listing exhibit
12.1 as Item 15.(a)(3).

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


May 13, 2003.                       Bremer Financial Corporation


                                      By: /s/Stan K. Dardis
                                      -----------------------------
                                      Stan K. Dardis
                                      Its President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on May
13, 2003 in the capacities indicated.


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



                                       /s/Daniel C. Reardon
                                      ---------------------------
                                       Daniel C. Reardon
                                       Vice President and Director



                                       /s/Patrick J. Donovan
                                      ---------------------------
                                       Patrick J. Donovan
                                       Director



                                       /s/Robert B. Buck
                                       ---------------------------
                                       Robert B. Buck
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)



                                       /s/Stuart F. Bradt
                                       ---------------------------
                                       Stuart F. Bradt
                                       Controller (Principal Accounting Officer)

CERTIFICATIONS


I, Stan K. Dardis, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of Bremer Financial Corporation;

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

 Date:   May 13, 2003
                                       /s/Stan K. Dardis
                                       ---------------------------
                                       Stan K. Dardis
                                       Chief Executive Officer

I, Robert B. Buck , certify that:

1. I have reviewed this amended annual report on Form 10-K/A of Bremer Financial Corporation;

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

 Date:   May 13, 2003
                                       /s/ Robert B. Buck
                                       ---------------------------
                                       Robert B. Buck
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

Description of Exhibits

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