Form 10-Q
period 2003-03-31
BREMER FINANCIAL CORP
filed 2003-05-14
CIK 846616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                March 31, 2003.

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________

                         Commission file number 0-18342

                          Bremer Financial Corporation

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                    41-0715583
---------------------------------          ------------------------------------
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

Yes    X             No  _____
     --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ______ No__X__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           As of March 31, 2003, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                             BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                         FINANCIAL HIGHLIGHTS
                            (dollars in thousands, except per share amounts)
                                                                Three months ended March 31,
                                                                ----------------------------
                                                             2003            2002         Change
                                                             ----            ----         ------
Operating Results:
  Total interest income                                  $   68,845      $   75,365        (8.65) %
  Total interest expense                                     22,768          27,573       (17.43)
                                                             ------          ------
  Net interest income                                        46,077          47,792        (3.59)
  Provision for credit losses                                 3,478           3,937       (11.66)
                                                              -----           -----
  Net interest income after provision for credit losses      42,599          43,855        (2.86)
  Noninterest income                                         22,805          19,309        18.11
  Noninterest expense                                        40,886          38,204         7.02
                                                             ------          ------
  Income before income tax expense                           24,518          24,960        (1.77)
  Income tax expense                                          8,330           8,449        (1.41)
                                                              -----           -----
  Net income                                             $   16,188      $   16,511        (1.95) %
                                                         ==========      ==========

  Net income per share                                   $     1.35          $ 1.38        (1.95) %
  Dividends paid per share                                     0.45            0.40        12.50

  Tax equivalent net interest income                     $   48,071      $   49,890        (3.65) %
  Net charge-offs                                             1,007           2,272       (55.70)

Selected Financial Ratios:
  Return on average assets                                     1.28  %         1.36  %     (0.08)
  Return on average equity (1)                                15.02           16.99        (1.97)
  Average equity to average assets (1)                         8.54            8.02         0.52
  Net interest margin (2)                                      4.10            4.42        (0.32)
  Operating efficiency ratio (2)(3)                           60.19           56.20         3.99
  Net charge-offs to average loans and leases                  0.11            0.27        (0.16)

                                                          March 31        March 31                     December 31
                                                             2003            2002                        2002           Change
                                                             ----            ----                        ----           ------
Balance Sheet Data:
  Total assets                                           $5,234,910      $4,925,947         6.27  %    $5,259,543        (0.47) %
  Securities (4)                                          1,131,415       1,142,680        (0.99)       1,126,501         0.44
  Loans and leases (5)                                    3,720,464       3,461,905         7.47        3,679,669         1.11
  Total deposits                                          3,720,139       3,658,352         1.69        3,750,329        (0.80)
  Short-term borrowings                                     457,854         397,608        15.15          511,476       (10.48)
  Long-term debt                                            415,657         340,789        21.97          417,678        (0.48)
  Mandatorily redeemable preferred securities                76,500          76,500            -           76,500            -
  Total shareholders' equity and redeemable Class A
      common stock                                          440,190         398,534        10.45          434,096         1.40
  Per share book value of common stock                        36.68           33.21        10.45            36.17         1.40

Asset Quality:
  Reserve for credit losses                              $   61,270      $   55,381        10.63  %    $   58,799         4.20  %
  Nonperforming assets                                       35,234          29,831        18.11           31,910        10.42
  Nonperforming assets to total loans, leases
      and OREO                                                 0.95  %         0.86  %      0.09             0.87  %      0.08
  Reserve to nonperforming loans and leases                  185.65          194.94        (9.29)          202.02       (16.37)
  Reserve to total loans and leases                            1.65            1.60         0.05             1.60         0.05
------------------------

(1)  Calculation includes shareholders' equity and redeemable class A common stock.
(2)  Tax-equivalent basis.
(3)  Calculation excludes nonrecurring gains and losses, other nonrecurring noninterest income and amortization of intangibles.
(4)  Includes securities held-to-maturity and securities available-for-sale.
(5)  Net of unearned discount and includes nonaccrual loans and leases.



                                              BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                               SUMMARY BALANCE SHEET AND INCOME STATEMENT
                                                      (dollars in thousands)

                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                   2003                             2002
                                                                   ----                             ----
                                                                          Average                          Average
                                                            Average        Rate/            Average         Rate/
                                                            Balance       Yield (1)         Balance        Yield (1)
                                                            -------       ---------         -------        ---------
Summary Average Balance Sheet:
     Total loans and leases (2)                           $3,655,398         6.43  %      $3,417,091         7.30  %
     Total securities (3)                                  1,079,739         4.82          1,146,233         5.62
     Total other earning assets                               16,716         1.29             18,478         1.98
                                                              ------                          ------
     Total interest earning assets (4)                    $4,751,853         6.05  %      $4,581,802         6.86  %
     Total noninterest earning assets                        369,763                         335,120
                                                             -------                         -------
     Total assets                                         $5,121,616                      $4,916,922
                                                          ==========                      ==========
     Noninterest bearing deposits                         $  621,303                       $ 544,453
     Interest bearing deposits                             3,053,604         1.82  %       3,123,192         2.50  %
     Short-term borrowings                                   449,882         1.31            377,460         1.62
     Long-term debt                                          417,181         5.63            339,964         5.95
     Mandatorily redeemable preferred securities              76,500         9.51             76,500         9.51
                                                              ------                          ------
     Total interest bearing liabilities                   $3,997,167         2.31  %      $3,917,116         2.85  %
     Other noninterest bearing liabilities                    65,854                          60,981
     Minority interest                                           150                             150
     Total shareholders' equity and redeemable
        Class A common stock                                 437,142                         394,222
                                                             -------                         -------
     Total liabilities and equity                         $5,121,616                      $4,916,922
                                                          ==========                      ==========

                                                                        Three months ended March 31,
                                                                        ----------------------------
                                                               2003         2002            $ Change      % Change
                                                               ----         ----            --------      --------
Summary Income Statement:
     Total interest income                                $   68,845     $ 75,365         $   (6,520)       (8.65) %
     Total interest expense                                   22,768       27,573             (4,805)      (17.43)
                                                              ------       ------             ------
     Net interest income                                      46,077       47,792             (1,715)       (3.59)
     Provision for credit losses                               3,478        3,937               (459)      (11.66)
                                                               -----        -----               ----
     Net interest income after provision for credit losses    42,599       43,855             (1,256)       (2.86)
     Service charges                                           7,098        6,641                457         6.88
     Insurance                                                 2,238        2,408               (170)       (7.06)
     Trust                                                     2,340        2,397                (57)       (2.38)
     Brokerage                                                 1,237        1,386               (149)      (10.75)
     Gain on sale of loans                                     4,312        2,363              1,949        82.48
     Gain on sale of securities                                4,202        1,600              2,602           NM
     Other                                                     1,378        2,514             (1,136)      (45.19)
                                                               -----        -----             ------
        Total noninterest income                              22,805       19,309              3,496        18.11
     Salaries and wages                                       18,288       17,494                794         4.54
     Employee benefits                                         6,171        4,862              1,309        26.92
     Occupancy                                                 2,789        2,573                216         8.39
     Furniture and equipment                                   2,612        2,406                206         8.56
     Data processing fees                                      2,485        2,179                306        14.04
     FDIC premiums and examination fees                          437          448                (11)       (2.46)
     Amortization of intangibles                                 717          747                (30)       (4.02)
     Other                                                     7,387        7,495               (108)       (1.44)
                                                               -----        -----               ----
        Total noninterest expense                             40,886       38,204              2,682         7.02
                                                              ------       ------              -----
     Income before income tax expense                         24,518       24,960               (442)       (1.77)
        Income tax expense                                     8,330        8,449               (119)       (1.41)
                                                               -----        -----               ----
     Net income                                           $   16,188     $ 16,511         $     (323)       (1.95) %
                                                          ==========     ========         ==========
----------------------------

(1)     Calculation is based on interest income including $1,994 and $2,098 for the three months ending March 2003 and March 2002 to adjust to a fully taxable  basis using the federal statutory rate of 35%.
(2)     Net of unearned discount and includes nonaccrual loans and leases.
(3)     Excluding net unrealized gain (loss) on securities available-for-sale.
(4)     Before deducting the reserve for credit losses.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2003

                                      INDEX

PART I --   FINANCIAL INFORMATION                                          Page
                                                                           ----


  Item 1.       Financial Statements                                          3

  Item 2.       Management's Discussion and Analysis of Financial            13
                Condition and Results of Operations

  Item 3.       Quantitative and Qualitative Disclosure About Market Risk    24

  Item 4.       Controls and Procedures                                      24

PART II --  OTHER INFORMATION

  Item 4.       Submission of Matters to a Vote of Security Holders.         24

  Item 6.       Exhibits and Reports on Form 8-K                             25

  Signatures                                                                 26

  Exhibit 12.1  Statement Regarding Computation of Ratio of
                Earnings to Fixed Charges

  Exhibit       99.1 Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.

  Exhibit       99.2 Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.

Forward-Looking Statements

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities Exchange Act of 1934, as amended ("Exchange Act"). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in "Risk Factors" filed with the Annual Report on Form 10-K as Exhibit 99.1 on March 21, 2003, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                        BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands, except share data)

                                                                               March 31,          December 31,
                                                                                 2003                2002
                                                                                 ----                ----
                                                                              (unaudited)
Assets
    Cash and due from banks                                                   $  188,876          $  256,900
    Interest bearing deposits                                                      4,202               4,185
    Investment securities available-for-sale                                     227,901             196,773
    Mortgage-backed securities available-for-sale                                744,879             766,315
                                                                                 -------             -------
         Total securities available-for-sale                                     972,780             963,088
    Investment securities held-to-maturity
      (fair value:  03/31/03 - $166,239, 12/31/02 - $171,233,
       03/31/02 - $176,035 )                                                     158,635             163,413
    Loans and leases                                                           3,720,806           3,680,122
      Reserve for credit losses                                                  (61,270)            (58,799)
      Unearned discount                                                             (342)               (453)
                                                                                    ----                ----
         Net loans and leases                                                  3,659,194           3,620,870
    Interest receivable                                                           32,957              33,854
    Premises and equipment, net                                                   83,024              82,152
    Goodwill                                                                      85,148              85,148
    Other intangibles                                                             20,124              21,025
    Other assets                                                                  29,970              28,908
                                                                                  ------              ------
Total assets                                                                  $5,234,910          $5,259,543
                                                                              ==========          ==========

Liabilities and Shareholders' Equity
    Noninterest bearing deposits                                              $  664,921          $  724,102
    Interest bearing deposits                                                  3,055,218           3,026,227
                                                                               ---------           ---------
         Total deposits                                                        3,720,139           3,750,329
    Federal funds purchased and repurchase agreements                            446,801             449,970
    Other short-term borrowings                                                   11,053              61,506
    Long-term debt                                                               415,657             417,678
    Company obligated mandatorily redeemable
      preferred securities of subsidiary trusts
      holding junior subordinated debentures                                      76,500              76,500
    Accrued expenses and other liabilities                                       124,420              69,314
                                                                                 -------              ------
Total liabilities                                                              4,794,570           4,825,297
    Minority interests                                                               150                 150
    Redeemable class A common stock, 960,000 shares
      issued and outstanding                                                      35,215              34,728
    Shareholders' equity
      Common stock
         Class A, no par, 12,000,000 shares authorized;
           240,000 shares issued and outstanding                                      57                  57
         Class B, no par, 10,800,000 shares authorized,
           issued and outstanding                                                  2,562               2,562
      Retained earnings                                                          399,923             389,998
      Accumulated other comprehensive income                                       2,433               6,751
                                                                                   -----               -----
         Total shareholders' equity                                              404,975             399,368
                                                                                 -------             -------
Total liabilities and shareholders' equity                                    $5,234,910          $5,259,543
                                                                              ==========          ==========

See notes to consolidated financial statements.



                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)
                                                                              For the Three Months Ended
                                                                                       March 31
                                                                                 2003                2002
                                                                                 ----                ----

   Interest income
      Loans and leases, including fees                                        $ 57,132            $ 60,762
      Securities
         Taxable                                                                 9,412              11,868
         Tax-exempt                                                              2,248               2,645
      Federal funds sold                                                            36                  57
      Other                                                                         17                  33
                                                                                    --                  --
            Total interest income                                               68,845              75,365
                                                                                ------              ------
   Interest expense
      Deposits                                                                  13,737              19,284
      Federal funds purchased and repurchase agreements                          1,275               1,291
      Other short term borrowings                                                  173                 220
      Long term debt                                                             5,790               4,985
      Company-obligated manditorily redeemable
         preferred securities of subsidiary trusts
         holding junior subordinated debentures                                  1,793               1,793
                                                                                 -----               -----
            Total interest expense                                              22,768              27,573
                                                                                ------              ------
         Net interest income                                                    46,077              47,792
      Provision for credit losses                                                3,478               3,937
                                                                                 -----               -----
         Net interest income after provision for credit losses                  42,599              43,855
                                                                                ------              ------
   Noninterest income
      Service charges                                                            7,098               6,641
      Insurance                                                                  2,238               2,408
      Trust                                                                      2,340               2,397
      Brokerage                                                                  1,237               1,386
      Gain on sale of loans                                                      4,312               2,363
      Gain on sale of securities                                                 4,202               1,600
      Other                                                                      1,378               2,514
                                                                                 -----               -----
         Total noninterest income                                               22,805              19,309
                                                                                ------              ------
   Noninterest expense
      Salaries and wages                                                        18,288              17,494
      Employee benefits                                                          6,171               4,862
      Occupancy                                                                  2,789               2,573
      Furniture and equipment                                                    2,612               2,406
      Data processing fees                                                       2,485               2,179
      FDIC premiums and examination fees                                           437                 448
      Amortization of intangibles                                                  717                 747
      Other                                                                      7,387               7,495
                                                                                 -----               -----
         Total noninterest expense                                              40,886              38,204
                                                                                ------              ------
   Income before income tax expense                                             24,518              24,960
      Income tax expense                                                         8,330               8,449
                                                                                 -----               -----
   Net income                                                                 $ 16,188            $ 16,511
                                                                              ========            ========
   Per common share amounts:
      Net income-basic and diluted                                              $ 1.35              $ 1.38
      Dividends paid                                                              0.45                0.40

   See notes to consolidated financial statements.

                                                        BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                        (unaudited)
                                                          ( in thousands, except per share amounts)

                                                                                       Accumulated
                                                                       Common Stock       Other
                                                                       ------------   Comprehensive  Comprehensive Retained
                                                                    Class A   Class B  Income (Loss)    Income     Earnings  Total
                                                                    -------   -------  -------------    ------     --------  -----

For the Three Months Ended March 31, 2002

Balance, December 31, 2001                                          $ 57      $ 2,562    $ 4,603                  $351,497 $358,719
    Comprehensive income
      Net income                                                                                     $ 16,511       16,511   16,511
      Other comprehensive income, net of tax:
      Unrealized gains on securities:
      Unrealized holding losses arising during the period,
        net of tax                                                                        (2,129)      (2,129)
      Less:  Reclassified adjustment for gains included in income,
        net of tax                                                                          (960)        (960)
                                                                                            ----         ----
      Other comprehensive income                                                          (3,089)      (3,089)               (3,089)
                                                                                                       ------
      Comprehensive income                                                                           $ 13,422
                                                                                                     ========
    Dividends, $.40 per share                                                                                       (4,800)  (4,800)
    Allocation of net income in excess of dividends and other
      comprehensive income to redeemable class A common stock                                247                      (937)    (690)
                                                                     ---       -------     -----                   -------  -------
Balance, March 31, 2002                                             $ 57      $ 2,5627   $ 1,761                  $362,271 $366,651
                                                                    ====      ========   =======                  ======== ========

For the Three Months Ended March 31, 2003

Balance, December 31, 2002                                          $ 57      $ 2,562    $ 6,751                  $389,998 $399,368
    Comprehensive income
      Net income                                                                                     $ 16,188       16,188   16,188
      Other comprehensive income, net of tax:
      Unrealized gains on securities:
      Unrealized holding losses arising during the period,
        net of tax                                                                        (2,173)      (2,173)
      Less:  Reclassified adjustment for gains included in income,
        net of tax                                                                        (2,521)      (2,521)
                                                                                          ------       ------
      Other comprehensive income                                                          (4,694)      (4,694)               (4,694)
                                                                                                       ------
      Comprehensive income                                                                           $ 11,494
                                                                                                     ========
    Dividends, $.45 per share                                                                                       (5,400)  (5,400)
    Allocation of net income in excess of dividends and other
      comprehensive income to redeemable class A common stock                                376                      (863)    (487)
                                                                     ---        -----      -----                   -------  -------
Balance, March 31, 2003                                             $ 57      $ 2,562    $ 2,433                  $399,923 $404,975
                                                                    ====      =======    =======                  ======== ========

    See notes to consolidated financial statements.



                                      BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (in thousands)
                                                      (unaudited)
                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                                  ---------------
                                                                                             2003                2002
                                                                                             ----                ----

Cash flows from operating activities
     Net income                                                                           $ 16,188             $16,511
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for credit losses                                                         3,478               3,937
         Depreciation and amortization                                                       3,988               3,450
         Gain on sale of securities                                                         (4,202)             (1,600)
         Gain on sale of other real estate owned, net                                          (41)               (138)
         Other assets and liabilities, net                                                  56,834              (6,995)
         Gain on sale of loans                                                               4,312               2,363
         Proceeds from loans originated for sale                                           176,662              60,636
         Loans originated for sale                                                        (162,095)            (46,795)
                                                                                          --------             -------
Net cash provided by operating activities                                                   95,124              31,369
Cash flows from investing activities
     Interest bearing deposits, net                                                            (17)                 39
     Purchases of mortgage-backed securities                                              (160,364)            (90,888)
     Purchases of available-for-sale investment securities                                 (57,977)            (75,275)
     Purchases of held-to-maturity securities                                               (2,522)             (2,543)
     Proceeds from maturities of mortgage-backed securities                                 95,486              84,636
     Proceeds from maturities of available-for-sale investment securities                    7,668              18,537
     Proceeds from maturities of held-to-maturity securities                                 7,300              10,054
     Proceeds from sales of mortage-backed securities                                       78,474                   -
     Proceeds from sales of available-for-sale investment securities                        23,401             110,899
     Proceeds from sales of other real estate owned                                            272                 406
     Loans and leases, net                                                                 (60,681)             18,458
     Purchase of premises and equipment                                                     (2,955)             (3,171)
                                                                                            ------              ------
Net cash (used in) provided by investing activities                                        (71,915)             71,152
Cash flows from financing activities
     Noninterest bearing deposits, net                                                     (59,181)            (94,099)
     Savings, NOW and money market accounts, net                                           114,144             (25,873)
     Certificates of deposits, net                                                         (85,153)            (27,694)
     Federal funds purchased and repurchase agreements,net                                  (3,169)               (770)
     Other short-term borrowings, net                                                      (50,453)            (50,534)
     Proceeds from issuance of long-term debt                                                    -              25,000
     Repayments of long-term debt                                                           (2,021)               (134)
     Common stock dividends paid                                                            (5,400)             (4,800)
                                                                                            ------              ------
Net cash used in financing activities                                                      (91,233)           (178,904)
                                                                                           -------            --------
Net decrease in cash and due from banks                                                    (68,024)            (76,383)
     Cash and due from banks at beginning of period                                        256,900             213,101
                                                                                           -------             -------
     Cash and due from banks at end of period                                            $ 188,876            $136,718
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

Note B:   General

The consolidated financial statements include the accounts of Bremer Financial Corporation and subsidiaries. All material intercompany transactions and balances are eliminated in consolidation. The Company has not changed its accounting policies from those stated for the year ended December 31, 2002 included in its Annual Report on Form 10-K for that year filed on March 21, 2003.

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

Note E:   Securities

Investment securities classified as held-to-maturity are valued at amortized historical cost. Investment securities and mortgage-backed securities classified as available-for-sale are valued at fair value. Unrealized holding gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized, except for the portion allocated to redeemable class A stock. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Note F:   Redeemable Class A Common Stock

At March 31, 2003, 960,000 shares of redeemable class A stock were issued and outstanding. At March 31, 2003, these shares were subject to redemption at a price of $36.68 per share, which approximated book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. It is the Company's intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation. During the period from January 1, 2003 through March 31, 2003, we did not directly purchase any shares of class A common stock but assigned to various parties our options that arose during that period to purchase a total of 33,767.8806 shares. These options were assigned to the Bremer Financial Corporation Employee Stock Ownership Plan ("ESOP") (2,008.7076 shares), the Bremer Banks Profit Sharing Plus Plan (6,160.1730 shares), and executives and directors under the Executive Stock Purchase Plan (25,599.0000 shares). To the best of our knowledge, shares purchased by these parties upon exercise of these assigned options were the only transfers of shares of class A common stock effected during the period from January 1, 2003 through March 31, 2003.

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

Note H:   Comprehensive Income

The Company reported comprehensive income for the first three months of 2003 of $11.5 million, compared to the $13.4 million reported for the same period in 2002. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on available-for-sale securities and the change in the minimum pension liability.

Note I:   Goodwill and Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles, and other intangibles. The remaining unamortized balances at March 31, 2003 and 2002 were approximately $105.3 million and $108.1 million. The core deposit and other intangibles have remaining amortization lives of 5 to 10 years. Goodwill is not amortized but is tested regularly for impairment. On January 1,

2002, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives, will no longer be amortized into net income over an estimated useful life. However, these intangible assets will be tested for impairment at least annually based on specific guidance provided in the new standard. Management performed its annual impairment assessment on its goodwill assets and no impairment loss was recorded as a result of this test.

In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement removes acquisitions of financial institutions from the scope of both SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, "Applying Accounting Principles Board Opinion ("APB") Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method." SFAS No. 72 included a requirement to recognize and subsequently amortize any excess of the fair value of the liabilities assumed in certain acquisitions over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. Under the requirements of SFAS No. 147, for a transaction that is a business combination, the unidentifiable intangible asset that is required to be recognized under SFAS No. 72 represents goodwill that should be accounted for under SFAS No. 142.

The following table presents relevant information about the Company's amortized and unamortized intangible assets:

                                                  As of March 31, 2003
                                                  --------------------

                                           Gross Carrying           Accumulated
                                                Amount              Amortization
                                                ------              ------------
Amortized intangible assets
       Core deposit premium                    $ 21,313                $ 5,363
       Other                                      7,862                  3,688
                                                  -----                  -----
           Total                               $ 29,175                $ 9,051
                                               ========                =======

Unamortized intangible assets
       Goodwill                                $ 85,148
                                               --------
           Total                               $ 85,148
                                               ========

                                                 As of March 31, 2002
                                                 --------------------

                                           Gross Carrying           Accumulated
                                                Amount              Amortization
                                                ------              ------------
Amortized intangible assets
       Core deposit premium                    $ 21,313                $ 2,799
       Other                                      6,457                  1,984
                                                  -----                  -----
           Total                               $ 27,770                $ 4,783
                                               ========                =======

Unamortized intangible assets
       Goodwill                                $ 85,148
                                               --------
           Total                               $ 85,148
                                               ========



The Company recorded aggregate intangible amortization expense of $716.6 thousand for the three months ended March 31, 2003 and $746.8 thousand for the three months ended March 31, 2002. The estimated amortization expense for each of the next five years is approximately $2.6 million.

Note J: Accounting for Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is required to be adopted for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003, and the adoption did not have a material impact on its financial position or results of operations.

Note K:   Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods after December 15, 2002. The adoption of FIN No. 45 did not have a significant impact on the Company's financial statement disclosures, consolidated balance sheet, or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of Account Research Bulletin No. 51, Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal quarter beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate that the adoption of FIN No. 46 will have a material effect on its financial position or results of operations.

Note L:   Commitments and Contingencies

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following table represents the outstanding obligations:

                                         March 31                December 31
                                         --------                -----------
                                           2003                     2002
                                           ----                     ----
                                                  (in thousands)

Standby letters of credit              $    49,930               $   37,245
Loan commitments                         1,109,471                1,040,027

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

Under substantially noncancelable contracts, the Company is obligated to pay approximately $4.8 million in annual data processing and item processing fees to a third party provider through May 2008. The costs under the item processing contract are calculated in accordance with a volume-based fee schedule, which is subject to change annually.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

In preparing the financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. A summary of our significant accounting policies can be found in the footnotes to the consolidated financial statements, and many of these policies are relatively straightforward. However, management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in these policies, are critical to an understanding of our consolidated financial statements and management's discussion and analysis.

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

Investment Securities. Purchased investment securities are recorded at cost, which includes premiums and discounts if purchased at other than par or face value. We amortize premiums and discounts as an adjustment to interest income using the effective interest method over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.

Investments in marketable equity and debt securities are classified into three categories - held to maturity, available for sale, or trading - pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of March 31, 2003, no investments were classified as trading securities. Held-to-maturity securities represent investments for which we have the ability and intent to hold to maturity and may be sold only under very limited circumstances. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at fair value with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, and the resultant allocation to redeemable class A common stock reflected as a separate component of shareholders' equity until realized. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Management periodically evaluates investment securities for other than temporary declines in fair value. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other than temporary will be written down to current market value and included in earnings as realized losses. There were no investment securities which management identified to be other-than-temporarily impaired for the period ended March 31, 2003. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

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

Goodwill and Other Intangible Assets. SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, SFAS No. 147, "Acquisitions of Certain Financial Institutions," establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At March 31, 2003, we had $85.1 million of goodwill, which is not subject to periodic amortization, and $20.1 million in other intangible assets, which is subject to periodic amortization.

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

We performed the annual impairment test on our goodwill assets and have concluded that the recorded value of goodwill was not impaired as of March 31, 2003. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and our goodwill is impaired, which would result in us recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Overview

Earnings. We reported net income of $16.2 million or $1.35 basic and diluted earnings per share for the first quarter of 2003. This compares to $16.5 million or $1.38 basic and diluted earnings per share in the first quarter of 2002. Return on average equity was 15.02% for the first quarter of 2003 compared to 16.99% for the same quarter of 2002. Return on average assets decreased to 1.28% in the first quarter of 2003 from 1.36% in the first quarter of 2002.

Results of Operations

Net Interest Income. Net interest income for the first quarter of 2003 was $46.1 million, a decrease of 3.6% from the $47.8 million reported for the same period a year ago, as our net interest margin decreased to 4.10% in the first quarter of 2003 from 4.42% in the first quarter of 2002. The decline in net interest margin, which was primarily due to the effects of historically low interest rates, is expected to continue during the second and third quarters of 2003. The average yield on our earning assets declined by 81 basis points when comparing the first quarter of 2003 with the first quarter of 2002. Largely as a result of competitive pressure in deposit markets, we were able to reduce the average cost of our interest bearing liabilities by only 54 basis points when comparing the same two periods. Net interest income for the quarter was positively impacted by a $238 million or 7.0% increase in average loans and leases, to $3.7 billion in the first quarter of 2003 from $3.4 billion in the first quarter of 2002.

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities. In addition, the table shows resultant yields or costs, net interest income, net interest spread, and net interest margin:

                                                                     For the Three Months Ended March 31,
                                                                     ------------------------------------
                                                                                 (unaudited)
                                                                   2003                                     2002
                                                                   ----                                     ----
                                                                            Average                                  Average
                                                   Average                   Rate/          Average                   Rate/
                                                   Balance      Interest(1)  Yield          Balance      Interest(1)  Yield
                                                   -------      -----------  -----          -------      -----------  -----
                                                                            (dollars in thousands)
Assets
Loans and Leases (2)
     Commercial and other                        $   869,436     $ 12,358     5.76%      $   845,973      $ 13,690     6.56%
     Commercial real estate                        1,146,744       18,802     6.65         1,034,829        18,992     7.44
     Agricultural                                    411,723        6,312     6.22           390,046         6,888     7.16
     Residential real estate                         773,516       11,978     6.28           714,368        12,977     7.37
     Consumer                                        335,148        6,092     7.37           334,994         6,817     8.25
     Tax-exempt                                      118,831        2,416     8.25            96,881         2,125     8.90
                                                     -------        -----                     ------         -----
        Total Loans and Leases                     3,655,398       57,958     6.43         3,417,091        61,489     7.30
     Reserve for Credit Losses                       (60,062)                                (54,952)
                                                     -------                                 -------
        Net Loans and Leases                       3,595,336                               3,362,139
Securities (3)
     Mortgage-backed                                 719,097        8,168     4.61           765,482        10,579     5.60
     Other taxable                                   178,870        1,244     2.82           167,153         1,289     3.13
     Tax-exempt                                      181,772        3,416     7.62           213,598         4,016     7.63
                                                     -------        -----                    -------         -----
        Total Securities                           1,079,739       12,828     4.82         1,146,233        15,884     5.62
Federal funds sold                                    12,523           36     1.17            14,242            57     1.62
Other earning assets                                   4,193           17     1.64             4,236            33     3.16
                                                       -----           --                      -----            --
                                                      16,716           53     1.29            18,478            90     1.98
        Total Earning Assets (4)                 $ 4,751,853     $ 70,839     6.05%      $ 4,581,802      $ 77,463     6.86%
Cash and due from banks                              148,553                                 138,262
Other non interest earning assets                    281,272                                 251,810
                                                     -------                                 -------
        Total Assets                             $ 5,121,616                             $ 4,916,922
                                                 ===========                             ===========

Liabilities and Shareholders' Equity
Noninterest bearing deposits                       $ 621,303                               $ 544,453
Interest bearing deposits
     Savings and NOW accounts                        466,125     $    410     0.36%          410,716      $    524     0.52%
     Money market checking                           248,961           97     0.16           235,529           149     0.26
     Money market savings                          1,029,832        3,264     1.29           986,650         2,669     1.10
     Savings certificates                          1,067,008        8,162     3.10         1,221,395        13,106     4.35
     Certificates over $100,000                      241,678        1,804     3.03           268,902         2,836     4.28
                                                     -------        -----                    -------         -----
        Total Interest Bearing Deposits            3,053,604       13,737     1.82         3,123,192        19,284     2.50
                                                   ---------       ------                  ---------        ------
        Total Deposits                             3,674,907                               3,667,645
     Short-term borrowings                           449,882        1,448     1.31           377,460         1,511     1.62
     Long-term debt                                  417,181        5,790     5.63           339,964         4,985     5.95
     Company obligated mandatorily redeemable
        preferred securities                          76,500        1,793     9.51            76,500         1,793     9.51
                                                      ------        -----                     ------         -----
        Total Interest Bearing Liabilities       $ 3,997,167     $ 22,768     2.31%      $ 3,917,116      $ 27,573     2.85%
Other noninterest bearing liabilities                 65,854                                  60,981
                                                      ------                                  ------
        Total Liabilities                          4,684,324                               4,522,550
Minority Interest                                        150                                     150
Redeemable Class A Common Stock                       34,971                                  31,538
Shareholders' equity                                 402,171                                 362,684
                                                     -------                                 -------
        Total Liabilities and Equity             $ 5,121,616                             $ 4,916,922
                                                 ===========                             ===========

Net interest income                                              $ 48,071                                 $ 49,890
                                                                 ========                                 ========
Net interest spread                                                           3.74%                                     4.00%
Net interest margin                                                           4.10%                                     4.42%
--------------------------------

(1)  Interest income includes $1,994 and $2,098 in 2003 and 2002 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)  Net of unearned discount and includes nonaccrual loans and leases.
(3)  Excluding net unrealized gain (loss) on available-for-sale securities.
(4)  Before deducting the reserve for credit losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

                                               Three Months Ended March 31,
                                               ----------------------------
                                                     2003 vs. 2002
                                                     -------------
                                                  Increase (Decrease)
                                                   Due to Change in
                                                   ----------------
                                             Volume          Rate        Total
                                             ------          ----        -----
                                                       (in thousands)
Interest earning assets:
  Loans and leases (1)                      $ 4,287      $ (7,818)    $ (3,531)
  Taxable securities                           (441)       (2,015)      (2,456)
  Tax-exempt securities (1)                    (598)           (2)        (600)
  Federal funds sold                             (7)          (14)         (21)
  Other interest earning assets                   -           (16)         (16)
                                              -----         -----        -----
    Total interest earning assets           $ 3,241      $ (9,865)    $ (6,624)
                                            =======      ========     ========

Interest bearing liabilities:
  Savings and NOW accounts                  $    36      $   (150)    $   (114)
  Money market accounts                         193           350          543
  Savings certificates                       (1,943)       (4,033)      (5,976)
  Short-term borrowings                         290          (353)         (63)
  Long-term debt                              1,132          (327)         805
                                              -----          ----          ---
    Total interest bearing liabilities         (292)       (4,513)      (4,805)
                                               ----        ------       ------

Change in net interest income               $ 3,533      $ (5,352)    $ (1,819)
                                            =======      ========     ========
--------------------
(1) Interest income includes $1,994 and $2,098 in 2003 and 2002 to adjust to a fully taxable basis using the federal statutory rate of 35%.



Provision for Credit Losses. The provision for credit losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance for credit losses at an acceptable level to cover losses inherent in the portfolio as of the reporting date. The provision for credit losses decreased to $3.5 million for the first quarter of 2003 from $3.9 million for the same quarter in 2002. Net charge-offs were $1.0 million during the first quarter of 2003 compared to $2.3 million for the same period in 2002. Our ratio of reserve to total loans and leases increased slightly to 1.65% at March 31, 2003 from 1.60% at March 31, 2002. Our reserve coverage on nonperforming loans and leases was 186% at March 31, 2003 and 195% at March 31, 2002. For further discussion related to the allowance for credit losses, see the later section entitled "- Financial Condition - Reserve for Credit Losses."

Noninterest Income. Noninterest income increased $3.5 million, or 18.1%, to $22.8 million for the first quarter of 2003 compared to $19.3 million for the first quarter of 2002. The most significant contributors to the increase in noninterest income were gains on sale of loans and securities. Gain on sale of loans increased by $1.9 million, or 82.5%, to $4.3 million for the first quarter of 2003 from $2.4 million for the first quarter of 2002, as residential mortgage loan activity remained strong due largely to the refinancing of mortgages by customers. In order to better balance our interest rate risk position, we sold shorter duration mortgage backed securities with high prepayment rates and reinvested the proceeds in longer duration securities that better matched the duration of our liabilities. These securities sales resulted in securities gains of $4.2 million in the first quarter of 2003, compared to securities gains of $1.6 million in the first quarter of 2002. Other noninterest income declined to $1.4 million in the first quarter of 2003 from $2.5 million recorded in the first quarter of 2002, as the first quarter of 2002 included more than $1.0 million of miscellaneous nonrecurring revenue.

The following table summarizes the components of noninterest income:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2003             2002
                                                      ----             ----


Service charges                                    $  7,098         $  6,641
Insurance                                             2,238            2,408
Trust                                                 2,340            2,397
Brokerage                                             1,237            1,386
Gain on sale of loans                                 4,312            2,363
Other recurring noninterest income                    1,319            1,485
                                                      -----            -----
      Recurring noninterest income                   18,544           16,680
Gain on sale of other assets                             59            1,029
Gain on sale of securities                            4,202            1,600
                                                      -----            -----
      Total noninterest income                     $ 22,805         $ 19,309
                                                   ========         ========



Noninterest Expense. Noninterest expense increased $2.7 million, or 7.0%, to $40.9 million in the first quarter of 2003 from $38.2 million in the first quarter of 2002. Employee benefit costs, primarily in the form of higher pension expense and health care premiums, contributed most significantly to the increase in noninterest expenses when comparing the first quarter of 2003 to the first quarter of 2002.

The following table summarizes the components of noninterest expense:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     2003               2002
                                                     ----               ----


Salaries and wages                                $ 18,288           $ 17,494
Employee benefits                                    6,171              4,862
Occupancy                                            2,789              2,573
Furniture and equipment                              2,612              2,406
Printing, postage and telephone                      1,780              1,569
Marketing                                            1,919              1,766
Data processing fees                                 2,485              2,179
Professional fees                                      621              1,031
Other real estate owned                                 20                 12
FDIC premiums and examination fees                     437                448
Amortization of intangibles                            717                747
Other noninterest expense                            3,047              3,117
                                                     -----              -----
     Total noninterest expense                    $ 40,886           $ 38,204
                                                  ========           ========



A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. Our operating efficiency ratio was 60.2% for the first quarter of 2003 compared to 56.2% for the first quarter of 2002.

Income Taxes. The provision for income taxes was $8.3 million for the quarter ended March 31, 2003 compared to $8.4 million for the same period in 2002. Comparing the first quarter of 2003 to the same period in 2002, our effective tax rate increased slightly to 34.0% from 33.9%.
Financial Condition

Loan and Lease Portfolio. The following table presents the components of our gross loans and lease portfolio:

                                 At March 31, 2003        At December 31, 2002
                                 -----------------        --------------------
                                          Percent of                 Percent of
                                Amount    Total Loans       Amount   Total Loans
                                ------    -----------       ------   -----------
                                                  (in thousands)

Commercial and other         $  917,904        24.7%     $  872,597       23.7%
Commercial real estate        1,101,349        29.6       1,052,194       28.6
       - Construction            66,331         1.8          76,460        2.1
Agricultural                    421,409        11.3         436,364       11.9
Residential real estate         740,669        19.9         768,068       20.9
       - Construction            19,368         0.5          23,546        0.6
Consumer                        333,107         9.0         332,428        9.0
Tax-exempt                      120,669         3.2         118,465        3.2
                                -------         ---         -------        ---
       Total                 $3,720,806       100.0%     $3,680,122      100.0%
                             ==========       =====      ==========      =====



Our total loan and lease portfolio was $3.7 billion at March 31, 2003 and at December 31, 2002. Commercial loans increased by $45.3 million, or 5.2%, during the first three months of 2003. Commercial real estate loans increased by $39.0 million, or 3.5%, during the first three months of 2003, with over one-third of the increase taking place in the Twin Cities market and almost one-third of the increase occurring in the Brainerd, Minnesota market. Residential real estate loans decreased by $31.6 million, or 4.0%, with most of the decrease from the sale of loans in the secondary market. These sales resulted in gains on sale of loans of $4.3 million in the first quarter of 2003 as residential mortgage loan activity remained strong due largely to the refinancing of mortgages by customers. Agricultural loans decreased by $15.0 million, or 3.4%, during the first three months of 2003, with the decrease being primarily seasonal in nature. Tax-exempt loans increased by $2.2 million, or 1.9%.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets were $35.2 million at March 31, 2003, an increase of $3.3 million, or 10.4%, from the $31.9 million level at December 31, 2002. Nonperforming assets as a percentage of total loans, leases and OREO increased to .95% as of March 31, 2003 from .87% as of December 31, 2002. The increase in nonperforming assets is primarily due to commercial credits originated in our finance company subsidiary and is a result of a weaker economic environment. Accruing loans and leases 90 days or more past due totaled $12.2 million at March 31, 2003, compared to $3.4 million at December 31, 2002. One commercial credit accounts for the majority of this increase.

Our nonperforming assets are summarized in the following table:

                                                           March 31  December 31
                                                           --------  -----------
                                                              2003        2002
                                                              ----        ----
                                                          (dollars in thousands)
Nonaccrual loans and leases                                 $32,689     $28,782
Restructured loans and leases                                   314         323
                                                                ---         ---
  Total nonperforming loans and leases                       33,003      29,105
Other real estate owned (OREO)                                2,231       2,805
                                                              -----       -----
  Total nonperforming assets                                $35,234     $31,910
                                                            =======     =======

Accruing loans and leases 90 days or more past due          $12,212     $ 3,407
                                                            =======     =======

Nonperforming loans and leases to total loans and leases       0.89%       0.79%
Nonperforming assets to total loans, leases and OREO           0.95        0.87
Nonperforming assets and accruing loans and leases 90
  days or more past due to total loans, leases and OREO        1.28        0.96



Reserve for Credit Losses. At March 31, 2003, the reserve for credit losses was $61.3 million, an increase of $2.5 million or 4.2% from the balance of $58.8 million at December 31, 2002. At March 31, 2003, the reserve for credit losses as a percentage of total loans and leases was 1.65%, compared to 1.60% at December 31, 2002.

Activity in the reserve for credit losses for the following periods is shown in the following table:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2003             2002
                                                      ----             ----
                                                      (dollars in thousands)

Balance at beginning of period                   $   58,799       $   53,716
Charge-offs:
      Commercial and other                              594            2,347
      Commercial real estate                             35                7
      Agricultural                                        1               28
      Residential real estate                           117               35
      Consumer                                          476              593
                                                        ---              ---
          Total charge-offs                           1,223            3,010
Recoveries:
      Commercial and other                               21              488
      Commercial real estate                              6               46
      Agricultural                                        6               22
      Residential real estate                            13               21
      Consumer                                          170              161
                                                        ---              ---
          Total recoveries                              216              738
                                                        ---              ---
Net charge-offs                                       1,007            2,272
Provision for credit losses                           3,478            3,937
                                                      -----            -----
Balance at end of period                         $   61,270       $   55,381
                                                 ==========       ==========
Average loans and leases                         $3,655,398       $3,417,091
Annualized net charge-offs to average
  loans and leases                                     0.11 %           0.27 %
   --------------------------

Reserve as a percentage of:
      Period-end loans and leases                      1.65 %           1.60 %
      Nonperforming loans and leases                 185.65           194.94
      Nonperforming assets                           173.89           185.65

Securities. Our investment portfolio, including available-for-sale securities and held-to-maturity securities, increased by $4.9 million, remaining at $1.1 billion at March 31, 2003 and at December 31, 2002. In order to better balance our interest rate risk position, we sold shorter duration mortgage backed securities with high prepayment rates during the first quarter of 2003 and reinvested the proceeds in longer duration securities that better matched the duration of our liabilities. These securities sales resulted in securities gains of $4.2 million in the first quarter of 2003, compared to securities gains of $1.6 million in the first quarter of 2002.

Deposits. Total deposits were $3.7 billion at March 31, 2003 compared to $3.8 billion at December 31, 2002. Noninterest bearing deposits decreased $59.2 million, or 8.2%, to $664.9 million at March 31, 2003 from $724.1 million at December 31, 2002. Interest bearing deposits increased $29.0 million, or 1.0%, to $3.1 billion at March 31, 2003, compared to $3.0 billion at December 31, 2002.

Borrowings. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, and Federal Home Loan Bank ("FHLB") advances, decreased $53.6 million or 10.5% to $457.9 million at March 31, 2003 from $511.5 million at December 31, 2002.

Long-term debt. Long-term debt consists primarily of FHLB advances and $65.0 million of privately-placed senior debt. FHLB advances decreased $2.0 million to $348.8 million at March 31, 2003 from $350.8 million at December 31, 2002.

Company Obligated Mandatorily Redeemable Preferred Securities. The $76.5 million in outstanding Company Obligated Mandatorily Redeemable Preferred Securities at March 31, 2003 qualifies as Tier I capital under guidelines of the Federal Reserve.

Capital Management. The following table compares our consolidated capital ratios with the minimum requirements for well capitalized and adequately capitalized banks as of March 31, 2003:

                                                                                      Minimum Requirements
                                                                                      --------------------
                                                  March 31      December 31         Well           Adequately
                                                    2003            2002         Capitalized       Capitalized
                                                    ----            ----         -----------       -----------


Tier I capital to risk-weighted assets              10.41 %         10.44 %           6.00 %            4.00 %
Total capital to risk-weighted assets               11.66           11.70            10.00              8.00
Tier I capital to average tangible assets            8.09            7.86             5.00              4.00


We have maintained our capital at the well-capitalized level in each of these categories in the past and expect to do so in the future. The capital ratios of the subsidiary banks in each of these categories met or exceeded the well-capitalized ratios as of March 31, 2003.

Commitments and Contingencies. There have been no material changes in our outstanding commitments and contingencies since those reported at December 31, 2002 in the Form 10-K for 2002.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2002 in the 2002 Form 10-K.

Item 4.  Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Company held its annual meeting of shareholders on April 22, 2003. At the meeting, 64.7% of the outstanding shares of the Company's class A common stock was represented in person or by proxy.

(b) The Company solicited proxies for the annual meeting pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's solicitation.

           The nominees for the Board of Directors consisted of all directors serving as such at the time of the annual meeting, and all such nominees were re-elected as directors. The directors elected were Terry M. Cummings, Stan K. Dardis, William H. Lipschultz, Charlotte
           S. Johnson, Daniel C.Reardon, Sherman Winthrop and Patrick J.
           Donovan.

(c) The first matter to be voted upon was a proposal to fix the number of directors at not less than four (4) nor more than ten (10). This proposal was passed as follows: 772,964.0129 votes for, 1421.5022 votes against and 1,840.1288 votes abstained.

           The second matter voted upon was the election of directors. The votes cast were as follows: 774,283.1010 votes for all nominees, 1,358.8060 votes to withhold authority for all nominees, 24.4752 votes to withhold authority for Patrick J. Donovan, 99.7188 votes to withhold authority for William H. Lipschultz, 181.7199 votes to withhold authority for Daniel C. Reardon, 266.0000 votes to withhold authority for each of William H. Lipschultz and Sherman Winthrop, 10.8692 votes to withhold authority for each of William H. Lipschultz, Charlotte S. Johnson, and Daniel C. Reardon, and .9538 votes to withhold authority for each of Terry M. Cummings, Stan K. Dardis, William H. Lipschultz, and Sherman Winthrop.

           The final matter voted upon was the ratification of the appointment of Deloitte & Touche LLP as the Company's independent accountant to audit the consolidated financial statements of the Company for the year ended December 31, 2003. The appointment was ratified as follows: 763,531.0393 votes for, 11,489.0388 votes against, and 1,205.5658 votes abstained.

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

(a) Exhibits.

           12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

           99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) A Current Report on Form 8-K dated April 22, 2003, which disclosed the issuance of a press release under Item 9 in satisfaction of Item 12, was filed by the Company with the Securities and Exchange Commission April 22, 2003. The press release described the Company's financial results for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 2003                           BREMER FINANCIAL CORPORATION


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

     5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 13, 2003
         ------------

                                               /s/ Stan K. Dardis
                                               -------------------------------
                                               Stan K. Dardis
                                               President and
                                               Chief Executive Officer

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 13, 2003
         ------------

                                               /s/ Robert B. Buck
                                               -----------------------------
                                               Robert B. Buck
                                               Chief Financial Officer