Form 10-Q
period 2003-06-30
BREMER FINANCIAL CORP
filed 2003-08-12
CIK 846616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003.

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to____________________

                         Commission file number 0-18342

                          Bremer Financial Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Minnesota                                  41-0715583
     -------------------------------            ----------------------------
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

Yes    X          No
     ------          ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
 Yes              No   X
     ------          ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of June 30, 2003, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

                                                 BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                                            FINANCIAL HIGHLIGHTS
                                                (dollars in thousands, except per share amounts)

                                                     Three months ended June 30,                 Six months ended June 30,
                                                     ---------------------------                 -------------------------
                                                   2003           2002      Change            2003           2002       Change
                                                   ----           ----      ------            ----           ----       ------
Operating Results:
 Total interest income                        $   69,059     $   74,878      (7.77)%     $  137,904       $150,243       (8.21)%
 Total interest expense                           22,642         26,081     (13.19)          45,410         53,654      (15.37)
                                                  ------         ------     ------           ------         ------      ------
 Net interest income                              46,417         48,797      (4.88)          92,494         96,589       (4.24)
 Provision for credit losses                       2,678          2,927      (8.51)           6,156          6,864      (10.31)
                                                   -----          -----      -----            -----          -----      ------
 Net interest income after provision for
  credit losses                                   43,739         45,870      (4.65)          86,338         89,725       (3.77)
 Noninterest income                               22,460         16,738      34.19           45,265         36,047       25.57
 Noninterest expense                              42,293         38,235      10.61           83,179         76,439        8.82
                                                  ------         ------      -----           ------         ------        ----
 Income before income tax expense                 23,906         24,373      (1.92)          48,424         49,333       (1.84)
 Income tax expense                                8,519          8,199       3.90           16,849         16,649        1.20
                                                   -----          -----       ----           ------         ------        ----
 Net income                                   $   15,387     $   16,174      (4.87)%     $   31,575       $ 32,684       (3.39)%
                                              ==========     ==========      =====       ==========       ========       =====

 Net income per share                         $     1.28     $     1.35      (4.87)%     $     2.63         $ 2.72       (3.39)%
 Dividends paid per share                           0.45           0.40      12.50             0.90           0.80       12.50

 Tax equivalent net interest income           $   48,415     $   50,846      (4.78)%     $   96,486       $100,735       (4.22)%
 Net charge-offs                                   1,633            923      77.10            2,640          3,195      (17.36)

Selected Financial Ratios:
 Return on average assets (1)                       1.16 %         1.32 %    (0.16)            1.22 %         1.34 %     (0.12)
 Return on average equity (1)                      13.83          15.91      (2.08)           14.36          16.34       (1.98)
 Average realized equity to average assets (1)      8.42           8.19       0.23             8.51           8.21        0.30
 Net interest margin (2)                            3.93           4.45      (0.52)            4.02           4.43       (0.41)
 Operating efficiency ratio (2)(3)                 59.62          55.64       4.25            59.90          55.92        4.12
 Net charge-offs to average loans and leases        0.17           0.11       0.06             0.14           0.19       (0.05)

                                                June 30        June 30                    December 31
                                                  2003           2002                       2002           Change
                                                  ----           ----                       ----           ------
Balance Sheet Data:
 Total assets                                 $5,442,812     $5,074,159       7.27 %     $5,259,543           3.48 %
 Securities (4)                                1,193,827      1,122,754       6.33        1,126,501           5.98
 Loans and leases (5)                          3,847,939      3,613,731       6.48        3,679,669           4.57
 Total deposits                                3,760,254      3,620,640       3.86        3,750,329           0.26
 Short-term borrowings                           677,422        531,978      27.34          511,476          32.44
 Long-term debt                                  415,425        335,930      23.66          417,678          (0.54)
 Mandatorily redeemable preferred securities      76,500         76,500          -           76,500              -
 Total shareholders' equity and redeemable
  Class A common stock                           452,516        416,906       8.54          434,096           4.24
 Per share book value of common stock              37.71          34.74       8.54            36.17           4.24

Asset Quality:
 Reserve for credit losses                    $   62,315       $ 57,385       8.59 %     $   58,799           5.98 %
 Nonperforming assets                             33,834         30,062      12.55           31,910           6.03
 Nonperforming assets to total loans, leases
    and OREO                                        0.88 %         0.83 %     0.05             0.87 %         0.01
 Reserve to nonperforming loans and leases        203.91         204.05     (19.87)          202.02         (17.84)
 Reserve to total loans and leases                  1.62           1.59       0.03             1.60           0.02
----------

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

                                        BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                         SUMMARY BALANCE SHEET AND INCOME STATEMENT
                                                   (dollars in thousands)

                                                 Three months ended June 30,                       Six months ended June 30,
                                                 ---------------------------                       -------------------------
                                                 2003                    2002                     2003                  2002
                                                 ----                    ----                     ----                  ----
                                                    Average                 Average                 Average                Average
                                          Average    Rate/       Average     Rate/        Average    Rate/       Average    Rate/
                                          Balance   Yield (1)    Balance    Yield (1)     Balance   Yield (1)    Balance   Yield (1)
                                          -------   ---------    -------    ---------     -------   ---------    -------   ---------
Summary Average Balance Sheet:
 Total loans and leases (2)             $3,775,010     6.26 %  $3,506,043      7.08 %   $3,715,534      6.34 %  $3,461,812    7.19 %
 Total securities (3)                    1,152,295     4.21     1,050,120      5.70      1,116,217      4.50     1,097,911    5.66
 Total other earning assets                 11,824     2.54        24,215      2.02         14,257      1.81        21,363    2.00
                                            ------                 ------                   ------                  ------
 Total interest earning assets (4)      $4,939,129     5.77 %  $4,580,378      6.74 %   $4,846,008      5.90 %   4,581,086    6.80 %
 Total noninterest earning assets          361,968                329,088                  365,836                 333,611
                                           -------                -------                  -------                 -------
 Total assets                           $5,301,097             $4,909,466               $5,211,844              $4,914,697
                                        ==========             ==========               ==========              ==========
 Noninterest bearing deposits           $  641,834             $  554,166               $  631,626              $  549,336
 Interest bearing deposits               3,069,224     1.71 %   3,077,869      2.31 %    3,061,457      1.77 %   3,100,405    2.41 %
 Short-term borrowings                     590,301     1.31       396,676      1.58        520,480      1.31       387,121    1.60
 Long-term debt                            415,508     5.60       337,356      5.92        416,340      5.61       338,653    5.94
 Mandatorily redeemable preferred
  securities                                76,500     9.40        76,500      9.40         76,500      9.45        76,500    9.45
                                            ------                 ------                   ------                  ------
 Total interest bearing liabilities     $4,151,533     2.19 %  $3,888,401      2.69 %   $4,074,777      2.25 %  $3,902,679    2.77 %
 Other noninterest bearing liabilities      61,227                 59,029                   61,985                  59,123
 Minority interest                             150                    150                      150                     150
 Total shareholders' equity and
  redeemable Class A common stock          446,353                407,720                  443,306                 403,409
                                           -------                -------                  -------                 -------
 Total liabilities and equity           $5,301,097             $4,909,466               $5,211,844              $4,914,697
                                        ==========             ==========               ==========              ==========

                                                   Three months ended June 30,                     Six months ended June 30,
                                                   ---------------------------                     -------------------------
                                             2003     2002       $ Change   % Change         2003      2002      $ Change   % Change
                                             ----     ----       --------   --------         ----      ----      --------   --------
Summary Income Statement:
 Total interest income                  $   69,059  $74,878    $   (5,819)    (7.77)%   $  137,904  $150,243    $  (12,339)  (8.21)%
 Total interest expense                     22,642   26,081        (3,439)   (13.19)        45,410    53,654        (8,244) (15.37)
                                            ------   ------        ------                   ------    ------        ------
 Net interest income                        46,417   48,797        (2,380)    (4.88)        92,494    96,589        (4,095)  (4.24)
 Provision for credit losses                 2,678    2,927          (249)    (8.51)         6,156     6,864          (708) (10.31)
                                             -----    -----          ----                    -----     -----          ----
 Net interest income after provision
  for credit losses                         43,739   45,870        (2,131)    (4.65)        86,338    89,725        (3,387)  (3.77)
 Service charges                             7,634    7,117           517      7.26         14,732    13,758           974    7.08
 Insurance                                   1,786    2,262          (476)   (21.04)         4,024     4,670          (646) (13.83)
 Trust                                       2,444    2,404            40      1.66          4,784     4,801           (17)  (0.35)
 Brokerage                                   1,345    1,332            13      0.98          2,582     2,718          (136)  (5.00)
 Gain on sale of loans                       6,208    1,938         4,270    220.33         10,520     4,301         6,219  144.59
 Gain on sale of securities                  1,637      326         1,311        NM          5,839     1,926         3,913  203.17
 Other                                       1,406    1,359            47        NM          2,784     3,873        (1,089) (28.12)
                                             -----    -----            --                    -----     -----        ------
    Total noninterest income                22,460   16,738         5,722     34.19         45,265    36,047         9,218   25.57
 Salaries and wages                         19,599   17,941         1,658      9.24         37,887    35,435         2,452    6.92
 Employee benefits                           6,100    4,559         1,541     33.80         12,271     9,422         2,849   30.24
 Occupancy                                   2,801    2,573           228      8.86          5,590     5,146           444    8.63
 Furniture and equipment                     2,570    2,341           229      9.78          5,072     4,747           325    6.85
 Data processing fees                        2,498    2,341           157      6.71          4,983     4,520           463   10.24
 FDIC premiums and examination fees            439      438             1      0.23            876       886           (10)  (1.13)
 Amortization of intangibles                   716      745           (30)    (4.02)         1,433     1,493           (60)  (4.02)
 Other                                       7,570    7,297           274      3.76         15,067    14,790           277    1.87
                                             -----    -----           ---                   ------    ------           ---
    Total noninterest expense               42,293   38,235         4,058     10.61         83,179    76,439         6,740    8.82
                                            ------   ------         -----                   ------    ------         -----
 Income before income tax expense           23,906   24,373          (467)    (1.92)        48,424    49,333          (909)  (1.84)
    Income tax expense                       8,519    8,199           320      3.90         16,849    16,649           200    1.20
                                             -----    -----           ---                   ------    ------           ---
 Net income                             $   15,387  $16,174        $ (787)    (4.87)%     $ 31,575  $ 32,684     $ (1,109)   (3.39)%
                                        ==========  =======        ======                 ========  ========     ========
-------------------------------

(1) Calculation is based on interest income including $1,998 and $2,049 for the three months ending June 2003 and June 2002 and $3,992 and $4,146 for the six months ending June 2003 and June 2002 to adjust to a fully taxable  basis using the federal statutory rate of 35%.
(2) Net of unearned discount and includes nonaccrual loans and leases.
(3) Excluding net unrealized gain (loss) on securities available-for-sale.
(4) Before deducting the reserve for credit losses.

                          BREMER FINANCIAL CORPORATION

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003

                                      INDEX

PART I -- FINANCIAL INFORMATION                                            Page
                                                                           ----

          Item 1.           Financial Statements                              3

          Item 2.           Management's Discussion and Analysis of          13
                            Financial Condition and Results of Operations

          Item 3.           Quantitative and Qualitative Disclosure About    25
                            Market Risk

          Item 4.           Controls and Procedures                          26

PART II -- OTHER INFORMATION

           Item 6.          Exhibits and Reports on Form 8-K                 26

           Signatures                                                        27

           Exhibit 12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges

           Exhibit 31.1     Certification of Chief Executive Officer
                            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 31.2     Certification of Chief Financial Officer
                            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Forward-Looking Statements

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities Exchange Act of 1934, as amended ("Exchange Act"). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in "Risk Factors" filed with the Annual Report on Form 10-K as Exhibit
99.1 on March 21, 2003, and as amended on Form 10K/A filed on May 13, 2003, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                  BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                      June 30,      December 31,
                                                        2003            2002
                                                        ----            ----
                                                             (unaudited)
Assets
 Cash and due from banks                              $ 210,251      $ 256,900
 Interest bearing deposits                                4,255          4,185
 Investment securities available-for-sale               234,567        196,773
 Mortgage-backed securities available-for-sale          794,770        766,315
                                                        -------        -------
  Total securities available-for-sale                 1,029,337        963,088
 Investment securities held-to-maturity (fair
  value: 06/30/03 - $175,831, 12/31/02 - $171,233)      164,490        163,413
 Loans and leases                                     3,848,195      3,680,122
   Reserve for credit losses                            (62,315)       (58,799)
   Unearned discount                                       (256)          (453)
                                                           ----           ----
      Net loans and leases                            3,785,624      3,620,870
 Interest receivable                                     31,543         33,854
 Premises and equipment, net                             84,686         82,152
 Goodwill                                                84,226         85,148
 Other intangibles                                       19,456         21,025
 Other assets                                            28,944         28,908
                                                         ------         ------
Total assets                                         $5,442,812     $5,259,543
                                                     ==========     ==========

Liabilities and Shareholders' Equity
 Noninterest bearing deposits                        $  709,784     $  724,102
 Interest bearing deposits                            3,050,470      3,026,227
                                                      ---------      ---------
  Total deposits                                      3,760,254      3,750,329
 Federal funds purchased and repurchase agreements      438,808        449,970
 Other short-term borrowings                            238,614         61,506
 Long-term debt                                         415,425        417,678
 Company obligated mandatorily redeemable
  preferred securities of subsidiary trusts
  holding junior subordinated debentures                 76,500         76,500
 Accrued expenses and other liabilities                  60,545         69,314
                                                         ------         ------
Total liabilities                                     4,990,146      4,825,297
 Minority interests                                         150            150
 Redeemable class A common stock, 960,000 shares
  issued and outstanding                                 36,201         34,728
 Shareholders' equity
  Common stock
   Class A, no par, 12,000,000 shares authorized;
     240,000 shares issued and outstanding                  57             57
   Class B, no par, 10,800,000 shares authorized,
     issued and outstanding                              2,562          2,562
  Retained earnings                                    409,111        389,998
  Accumulated other comprehensive income                 4,585          6,751
                                                         -----          -----
   Total shareholders' equity                          416,315        399,368
                                                       -------        -------
Total liabilities and shareholders' equity          $5,442,812     $5,259,543
                                                    ==========     ==========

See notes to consolidated financial statements.

                                         BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (unaudited)
                                             (in thousands, except per share amounts)

                                                                            For the Three Months Ended  For the Six Months Ended
                                                                                      June 30,                  June 30,
                                                                                      --------                  --------
                                                                                 2003           2002         2003         2002
                                                                                 ----           ----         ----         ----

Interest income
     Loans and leases, including fees                                         $ 58,065       $ 61,108    $ 115,197    $ 121,870
     Securities
        Taxable                                                                  8,679         11,197       18,091       23,065
        Tax-exempt                                                               2,240          2,451        4,488        5,096
     Federal funds sold                                                             22             85           58          142
     Other                                                                          53             37           70           70
                                                                                 -----          -----       ------       ------
          Total interest income                                                 69,059         74,878      137,904      150,243
Interest expense
     Deposits                                                                   13,123         17,744       26,860       37,028
     Federal funds purchased and repurchase agreements                           1,382          1,385        2,657        2,676
     Other short-term borrowings                                                   541            175          714          395
     Long-term debt                                                              5,802          4,983       11,592        9,968
     Company obligated mandatorily redeemable
        preferred securities of subsidiary trusts
        holding junior subordinated debentures                                   1,794          1,794        3,587        3,587
                                                                                 -----          -----        -----        -----
          Total interest expense                                                22,642         26,081       45,410       53,654
                                                                                ------         ------       ------       ------
        Net interest income                                                     46,417         48,797       92,494       96,589
     Provision for credit losses                                                 2,678          2,927        6,156        6,864
                                                                                 -----          -----        -----        -----
        Net interest income after provision for credit losses                   43,739         45,870       86,338       89,725
Noninterest income
     Service charges                                                             7,634          7,117       14,732       13,758
     Insurance                                                                   1,786          2,262        4,024        4,670
     Trust                                                                       2,444          2,404        4,784        4,801
     Brokerage                                                                   1,345          1,332        2,582        2,718
     Gain on sale of loans                                                       6,208          1,938       10,520        4,301
     Gain on sale of securities                                                  1,637            326        5,839        1,926
     Other                                                                       1,406          1,359        2,784        3,873
                                                                                 -----          -----        -----        -----
        Total noninterest income                                                22,460         16,738       45,265       36,047
Noninterest expense
     Salaries and wages                                                         19,599         17,941       37,887       35,435
     Employee benefits                                                           6,100          4,559       12,271        9,422
     Occupancy                                                                   2,801          2,573        5,590        5,146
     Furniture and equipment                                                     2,570          2,341        5,072        4,747
     Data processing fees                                                        2,498          2,341        4,983        4,520
     FDIC premiums and examination fees                                            439            438          876          886
     Amortization of intangibles                                                   716            745        1,433        1,493
     Other                                                                       7,570          7,297       15,067       14,790
                                                                                 -----          -----       ------       ------
        Total noninterest expense                                               42,293         38,235       83,179       76,439
                                                                                ------         ------       ------       ------
Income before income tax expense                                                23,906         24,373       48,424       49,333
     Income tax expense                                                          8,519          8,199       16,849       16,649
                                                                                 -----          -----       ------       ------
Net income                                                                    $ 15,387       $ 16,174     $ 31,575     $ 32,684
                                                                              ========       ========     ========     ========
     Per common share amounts:
        Net income-basic and diluted                                          $   1.28       $   1.35     $   2.63     $   2.72
        Dividends paid                                                            0.45           0.40         0.90         0.80

See notes to consolidated financial statements.

                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                               (unaudited)
                                                  (in thousands, except per share amounts)

                                                                                 Accumulated
                                                                 Common Stock       Other
                                                                 ------------    Comprehensive   Comprehensive  Retained
                                                              Class A   Class B  Income (Loss)      Income      Earnings     Total
                                                              -------   -------  -------------      ------      --------     -----

For the Six Months Ended June 30, 2002

Balance, December 31, 2001                                      $57      $2,562     $4,603                      $351,497   $358,719
    Comprehensive income
       Net income                                                                                    $32,684      32,684     32,684
       Other comprehensive income, net of tax:
       Unrealized gains on securities:
       Unrealized holding gains arising during the period,
         net of tax                                                                  5,066             5,066
       Less:  Reclassified adjustment for gains included
         in income, net of tax                                                      (1,156)           (1,156)
                                                                                    ------            ------
       Other comprehensive income                                                    3,910             3,910                  3,910
                                                                                                       -----
       Comprehensive income                                                                          $36,594
                                                                                                     =======
    Dividends, $.80 per share                                                                                     (9,600)    (9,600)
    Allocation of net income in excess of dividends and other
       comprehensive income to redeemable class A common stock                        (313)                       (1,846)    (2,159)
                                                                ---       -----       ----                        ------     ------
Balance, June 30, 2002                                          $57      $2,562     $8,200                      $372,735   $383,554
                                                                ===      ======     ======                      ========   ========

For the Six Months Ended June 30, 2003

Balance, December 31, 2002                                      $57      $2,562     $6,751                      $389,998   $399,368
    Comprehensive income
       Net income                                                                                    $31,575      31,575     31,575
       Other comprehensive income, net of tax:
       Unrealized gains on securities:
       Unrealized holding losses arising during the period,
         net of tax                                                                  1,149             1,149
       Less:  Reclassified adjustment for gains included
        in income, net of tax                                                       (3,503)           (3,503)
                                                                                    ------            ------
       Other comprehensive income                                                   (2,354)           (2,354)                (2,354)
                                                                                                      ------
       Comprehensive income                                                                          $29,221
                                                                                                     =======
    Dividends, $.90 per share                                                                                    (10,800)   (10,800)
    Allocation of net income in excess of dividends and other
       comprehensive income to redeemable class A common stock                         188                        (1,662)    (1,474)
                                                                ---       -----        ---                        ------     ------
Balance, June 30, 2003                                          $57      $2,562     $4,585                      $409,111   $416,315
                                                                ===      ======     ======                      ========   ========


See notes to consolidated financial statements.

                                        BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (in thousands)
                                                         (unaudited)
                                                                                                For the Six Months
                                                                                                   Ended June 30,
                                                                                                   --------------
                                                                                               2003               2002
                                                                                               ----               ----

Cash flows from operating activities
     Net income                                                                             $  31,575         $  32,684
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for credit losses                                                             6,156             6,864
        Depreciation and amortization                                                           8,502             6,769
        Gain on sale of securities                                                             (5,839)           (1,926)
        Loss (gain) on sale of other real estate owned, net                                        21              (159)
        Other assets and liabilities, net                                                      (8,110)           30,982
        Gain on sale of loans                                                                  10,520             4,301
        Proceeds from loans originated for sale                                               412,481           187,643
        Loans originated for sale                                                            (400,499)         (173,148)
                                                                                             --------          --------
Net cash provided by operating activities                                                      54,807            94,010
Cash flows from investing activities
     Interest bearing deposits, net                                                               (70)               75
     Purchases of mortgage-backed securities                                                 (340,035)         (209,453)
     Purchases of available-for-sale investment securities                                    (71,074)          (74,411)
     Purchases of held-to-maturity securities                                                 (13,236)           (9,025)
     Proceeds from maturities of mortgage-backed securities                                   190,415           158,026
     Proceeds from maturities of available-for-sale investment securities                      11,752            77,919
     Proceeds from maturities of held-to-maturity securities                                   12,159            19,111
     Proceeds from sales of mortage-backed securities                                         115,170                 -
     Proceeds from sales of available-for-sale investment securities                           29,440           125,167
     Proceeds from sales of other real estate owned                                             1,411               573
     Loans and leases, net                                                                   (193,412)         (136,883)
     Purchase of premises and equipment                                                        (6,794)           (4,525)
                                                                                               ------            ------
Net cash used in investing activities                                                        (264,274)          (53,426)
Cash flows from financing activities
     Noninterest bearing deposits, net                                                        (14,318)          (79,927)
     Savings, NOW and money market accounts, net                                              193,453           (62,641)
     Certificates of deposits, net                                                           (169,210)          (42,810)
     Federal funds purchased and repurchase agreements,net                                    (11,162)           46,216
     Other short-term borrowings, net                                                         177,108            36,850
     Repayments of long-term debt                                                              (2,253)           20,007
     Common stock dividends paid                                                              (10,800)           (9,600)
                                                                                              -------            ------
Net cash provided by (used in) financing activities                                           162,818           (91,905)
                                                                                              -------           -------
Net decrease in cash and due from banks                                                       (46,649)          (51,321)
     Cash and due from banks at beginning of period                                           256,900           213,101
                                                                                              -------           -------
     Cash and due from banks at end of period                                               $ 210,251          $161,780
                                                                                            =========          ========

Supplemental disclosures of cash flow information
     Cash paid during the year for interest                                                  $ 48,261           $60,258
     Cash paid during the year for income taxes                                                10,359            11,707

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

Note B:   General

The consolidated financial statements include the accounts of Bremer Financial Corporation and subsidiaries. All material intercompany transactions and balances are eliminated in consolidation. The Company has not changed its accounting policies from those stated for the year ended December 31, 2002 included in its Annual Report on Form 10-K for that year filed on March 21, 2003, and amended on Form 10K/A filed on May 13, 2003.

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

Note F:   Redeemable Class A Common Stock

At June 30, 2003, 960,000 shares of redeemable class A stock were issued and outstanding. At June 30, 2003, these shares were subject to redemption at a price of $37.71 per share, which approximated book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. It is the Company's intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation. During the period from January 1, 2003 through June 30, 2003, we did not directly purchase any shares of class A common stock but assigned to various parties our options that arose during that period to purchase a total of 41,536.0806 shares. These options were assigned to the Bremer Financial Corporation Employee Stock Ownership Plan ("ESOP") (2,965.3036 shares), the Bremer Banks Profit Sharing Plus Plan (12,271.777 shares), and executives and directors under the Executive Stock Purchase Plan (26,299.0000 shares). To the best of our knowledge, shares purchased by these parties upon exercise of these assigned options were the only transfers of shares of class A common stock effected during the period from January 1, 2003 through June 30, 2003.

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

Note H:   Comprehensive Income

The Company reported comprehensive income for the first six months of 2003 of $29.2 million, compared to the $36.6 million reported for the same period in 2002. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on available-for-sale securities and the change in the minimum pension liability.

Note I:   Goodwill and Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles, and other intangibles. The remaining unamortized balances at June 30, 2003 and 2002 were $103.7 million and $107.4 million. The core deposit and other intangibles have remaining amortization lives of 5 to 10 years. Goodwill is not amortized but is tested regularly for impairment. On January 1, 2002, the

Company adopted Statements of Financial Accounting Standards ("SFAS")
No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives, will no longer be amortized into net income over an estimated useful life. However, these intangible assets will be tested for impairment at least annually based on specific guidance provided in the new standard. Management performed its annual impairment assessment on its goodwill assets, and no impairment loss was recorded as a result of this test.

In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement removes acquisitions of financial institutions from the scope of both SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, "Applying Accounting Principles Board Opinion ("APB") Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method." SFAS No. 72 included a requirement to recognize and subsequently amortize any excess of the fair value of the liabilities assumed in certain acquisitions over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. Under the requirements of SFAS No. 147, for a transaction that is a business combination, the unidentifiable intangible asset that is required to be recognized under SFAS No. 72 represents goodwill that should be accounted for under SFAS No. 142. The financial statements for the three and six month periods ended June 30, 2002 have been restated to reflect the adoption of SFAS No. 147.

The following table presents relevant information about the Company's amortized and unamortized intangible assets:

                                                As of June 30, 2003
                                                -------------------

                                         Gross Carrying        Accumulated
                                             Amount           Amortization
                                             ------           ------------
Amortized intangible assets
      Core deposit premium                  $ 21,313             $ 5,985
      Other                                    8,364               4,236
                                               -----               -----
          Total                             $ 29,677            $ 10,221
                                            ========            ========

Unamortized intangible assets
      Goodwill                              $ 84,226
                                            --------
          Total                             $ 84,226
                                            ========

                                                As of June 30, 2002
                                                -------------------

                                         Gross Carrying        Accumulated
                                             Amount           Amortization
                                             ------           ------------
Amortized intangible assets
      Core deposit premium                  $ 21,313             $ 3,447
      Other                                    6,582               2,184
                                               -----               -----
          Total                             $ 27,895             $ 5,631
                                            ========             =======

Unamortized intangible assets
      Goodwill                              $ 85,148
                                            --------
          Total                             $ 85,148
                                            ========


The Company recorded aggregate intangible amortization expense of $1.4 million for the six months ended June 30, 2003 and $1.5 million for the six months ended June 30, 2002. The Company sold two branches that were part of its Marshall, Minnesota bank subsidiary in June 2003. The sale reduced goodwill by approximately $922 thousand, which was the amount of unamortized goodwill assigned to these two branches which were originally acquired by the Company in 1999. The estimated amortization expense for each of the next five years is approximately $2.6 million.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of Account Research Bulletin No. 51, Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal quarter beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material effect on the Company's financial position or results of operations.

Note L:   Commitments and Contingencies

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following table represents the outstanding obligations:

                                       June 30            December 31
                                        2003                  2002
                                        ----                  ----
                                               (in thousands)

Standby letters of credit           $   51,943            $   37,245
Loan commitments                     1,071,228             1,040,027


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

Investments in marketable equity and debt securities are classified into three categories - held to maturity, available for sale, or trading - pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of June 30, 2003, no investments were classified as trading securities. Held-to-maturity securities represent investments for which we have the ability and intent to hold to maturity and may be sold only under very limited circumstances. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at fair value with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax and amounts allocable to redeemable class A common stock, as a separate component of shareholders' equity until realized. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Management periodically evaluates investment securities for other than temporary declines in fair value. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other than temporary will be written down to current fair value and included in earnings as realized losses. There were no investment securities which management identified to be other-than-temporarily impaired for the period ended June 30, 2003. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

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

Goodwill and Other Intangible Assets. SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, SFAS No. 147, "Acquisitions of Certain Financial Institutions," establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At June 30, 2003, we had $84.2 million of goodwill, which is not subject to periodic amortization, and $19.5 million in other intangible assets, which is subject to periodic amortization. We sold two branches of our Marshall, Minnesota bank subsidiary in June 2003. The sale reduced goodwill by approximately $922,000, which was the amount of unamortized goodwill assigned to these two branches which were originally acquired by the Company in 1999.

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

We performed the annual impairment test on our goodwill assets and have concluded that the recorded value of goodwill was not impaired as of June 30, 2003. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and our goodwill is impaired, which would result in us recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Overview

Earnings. We reported net income of $15.4 million or $1.28 basic and diluted earnings per share for the second quarter of 2003. This compares to $16.2 million or $1.35 basic and diluted earnings per share in the second quarter of 2002. On a year-to-date basis through June 30, 2003 net income was $31.6 million, a 3.4% decrease from the $32.7 million earned in the first six months of 2002. Return on average equity was 13.83% for the second quarter of 2003 compared to 15.91% for the same quarter of 2002. On a year-to-date basis, we reported a return on average equity of 14.36%, compared to 16.34% in the first six months of 2002. Return on average assets decreased to 1.16% in the second quarter of 2003 from 1.32% in the second quarter of 2002. On a year-to-date basis, we reported a return on average assets of 1.22%, compared to 1.34% in the first six months of 2002.

Results of Operations

Net Interest Income. Net interest income for the second quarter of 2003 was $46.4 million, a decrease of 4.9% from the $48.8 million reported for the same period a year ago, as our net interest margin decreased to 3.93% in the second quarter of 2003 from 4.45% in the second quarter of 2002. On a year-to-date basis, net interest income decreased $4.1 million, or 4.2% from the first six months of 2002, as our net interest margin decreased to 4.02% from 4.43%. Offsetting some of the decline in net interest margin when comparing the two six-month periods was an increase in our average loans and leases of $254 million, or 7.3%. The decline in net interest margin, which was primarily due to the effects of historically low interest rates, is expected to continue during the remainder of 2003. The average yield on our earning assets declined by 90 basis points when comparing the first six months of 2003 with the first six months of 2002. Largely as a result of competitive pressure in deposit markets and already historically low deposit rates, we were able to reduce the average cost of our interest bearing liabilities by only 52 basis points when comparing the same two periods.

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities. In addition, the tables show resultant yields or costs, net interest income, net interest spread, and net interest margin:

                                                                       For the Three Months Ended June 30
                                                                       ----------------------------------
                                                                                   (unaudited)
                                                                   2003                                         2002
                                                                             Average                                     Average
                                                   Average                    Rate/           Average                     Rate/
                                                   Balance     Interest (1)   Yield           Balance      Interest (1)   Yield
                                                   -------     ------------   -----           -------      ------------   -----
                                                                               (dollars in thousands)
Assets
Loans and Leases (2)
 Commercial and other                            $  916,816     $ 12,902       5.64 %       $  879,483       $ 13,884      6.33 %
 Commercial real estate                           1,191,978       19,213       6.47          1,046,464         19,040      7.30
 Agricultural                                       439,708        6,531       5.96            406,981          6,879      6.78
 Residential real estate                            773,391       11,916       6.18            727,798         13,036      7.18
 Consumer                                           332,246        5,897       7.12            334,490          6,729      8.07
 Tax-exempt                                         120,871        2,442       8.10            110,827          2,317      8.39
                                                    -------        -----                       -------          -----
    Total Loans and Leases                        3,775,010       58,901       6.26          3,506,043         61,885      7.08
 Reserve for Credit Losses                          (61,856)                                   (56,381)
                                                    -------                                    -------
    Net Loans and Leases                          3,713,154                                  3,449,662
Securities (3)
 Mortgage-backed                                    767,848        7,292       3.81            765,418         10,379      5.44
 Other taxable                                      204,366        1,387       2.72             89,119            818      3.68
 Tax-exempt                                         180,081        3,402       7.58            195,583          3,723      7.64
                                                    -------        -----                       -------          -----
    Total Securities                              1,152,295       12,081       4.21          1,050,120         14,920      5.70
Federal funds sold                                    7,586           22       1.16             20,014             85      1.70
Other earning assets                                  4,238           53       5.02              4,201             37      3.53
                                                      -----           --                         -----             --
Total Earning Assets (4)                         $4,939,129     $ 71,057       5.77 %       $4,580,378       $ 76,927      6.74 %
Cash and due from banks                             147,350                                    131,205
Other non interest earning assets                   276,474                                    254,264
                                                    -------                                    -------
        Total Assets                             $5,301,097                                 $4,909,466
                                                 ==========                                 ==========

Liabilities and Shareholders' Equity
Noninterest bearing deposits                     $  641,834                                 $  554,166
Interest bearing deposits
 Savings and NOW accounts                           456,817     $    374       0.33 %          417,843       $    528      0.51 %
 Money market checking                              249,673          100       0.16            239,413            152      0.25
 Money market savings                             1,135,665        3,865       1.37            945,281          2,529      1.07
 Savings certificates                             1,006,429        7,274       2.90          1,200,216         11,843      3.96
 Certificates over $100,000                         220,640        1,510       2.75            275,116          2,692      3.92
                                                    -------        -----                       -------          -----
    Total Interest Bearing Deposits               3,069,224       13,123       1.71          3,077,869         17,744      2.31
                                                  ---------       ------                     ---------         ------
    Total Deposits                                3,711,058                                  3,632,035
 Short-term borrowings                              590,301        1,922       1.31            396,676          1,560      1.58
 Long-term debt                                     415,508        5,803       5.60            337,356          4,983      5.92
 Company obligated mandatorily redeemable
    preferred securities                             76,500        1,794       9.40             76,500          1,794      9.40
                                                     ------        -----                        ------          -----
    Total Interest Bearing Liabilities           $4,151,533     $ 22,642       2.19 %       $3,888,401       $ 26,081      2.69 %
Other noninterest bearing liabilities                61,227                                     59,029
                                                     ------                                     ------
        Total Liabilities                         4,854,594                                  4,501,596
Minority Interest                                       150                                        150
Redeemable Class A Common Stock                      35,708                                     32,618
Shareholders' equity                                410,645                                    375,102
                                                    -------                                    -------
        Total Liabilities and Equity             $5,301,097                                 $4,909,466
                                                 ==========                                 ==========

Net interest income                                              $ 48,415                                    $ 50,846
                                                                 ========                                    ========
Net interest spread                                                            3.58 %                                      4.05 %
Net interest margin                                                            3.93 %                                      4.45 %
---------------------------------------

(1)  Interest income includes $2,049 and $2,047 in 2003 and 2002 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)  Net of unearned discount and includes nonaccrual loans and leases.
(3)  Excluding net unrealized gain (loss) on available-for-sale securities.
(4)  Before deducting the reserve for credit losses.


                                                                         For the Six Months Ended June 30,
                                                                         ---------------------------------
                                                                                   (unaudited)
                                                                   2003                                        2002
                                                                   ----                                        ----
                                                                              Average                                     Average
                                                   Average                     Rate/          Average                      Rate/
                                                   Balance      Interest (1)   Yield          Balance      Interest (1)    Yield
                                                   -------      ------------   -----          -------      ------------    -----
                                                                               (dollars in thousands)
Assets
Loans and Leases (2)
 Commercial and other                            $  893,257      $ 25,260      5.70 %       $  862,820       $ 27,574      6.44 %
 Commercial real estate                           1,169,486        38,015      6.56          1,040,679         38,031      7.37
 Agricultural                                        425,793       12,843      6.08            398,560         13,767      6.97
 Residential real estate                             773,453       23,893      6.23            721,120         26,013      7.27
 Consumer                                            333,689       11,989      7.25            334,741         13,546      8.16
 Tax-exempt                                          119,856        4,859      8.18            103,892          4,442      8.62
                                                     -------        -----                      -------          -----
    Total Loans and Leases                         3,715,534      116,859      6.34          3,461,812        123,373      7.19
 Reserve for Credit Losses                           (60,964)                                  (55,670)
                                                     -------                                   -------
    Net Loans and Leases                           3,654,570                                 3,406,142
Securities (3)
 Mortgage-backed                                     743,607       15,460      4.19            765,450         20,958      5.52
 Other taxable                                       191,688        2,631      2.77            127,920          2,107      3.32
 Tax-exempt                                          180,922        6,818      7.60            204,541          7,739      7.63
                                                     -------        -----                      -------          -----
    Total Securities                               1,116,217       24,909      4.50          1,097,911         30,804      5.66
Federal funds sold                                    10,041           58      1.16             17,144            142      1.67
Other earning assets                                   4,216           70      3.35              4,219             70      3.35
                                                       -----           --                        -----             --
Total Earning Assets (4)                          $4,846,008     $141,896      5.90 %       $4,581,086       $154,389      6.80 %
Cash and due from banks                              147,948                                     134,714
Other non interest earning assets                    278,852                                     254,567
                                                     -------                                     -------
        Total Assets                              $5,211,844                                  $4,914,697
                                                  ==========                                  ==========

Liabilities and Shareholders' Equity
Noninterest bearing deposits                      $  631,626                                  $  549,336
Interest bearing deposits
 Savings and NOW accounts                            461,446     $    785      0.34 %          414,299       $  1,053      0.51 %
 Money market checking                               249,319          196      0.16            237,482            301      0.26
 Money market savings                              1,083,041        7,129      1.33            965,851          5,198      1.09
 Savings certificates                              1,036,551       15,436      3.00          1,210,747         24,948      4.16
 Certificates over $100,000                          231,100        3,314      2.89            272,026          5,528      4.10
                   --------                          -------        -----                      -------          -----
    Total Interest Bearing Deposits                3,061,457       26,860      1.77          3,100,405         37,028      2.41
                                                   ---------       ------                    ---------         ------
    Total Deposits                                 3,693,083                                 3,649,741
 Short-term borrowings                               520,480        3,371      1.31            387,121          3,071      1.60
 Long-term debt                                      416,340       11,592      5.61            338,653          9,968      5.94
 Company obligated mandatorily redeemable
    preferred securities                              76,500        3,587      9.45             76,500          3,587      9.45
                                                      ------        -----                       ------          -----
    Total Interest Bearing Liabilities            $4,074,777     $ 45,410      2.25 %       $3,902,679       $ 53,654      2.77 %
Other noninterest bearing liabilities                 61,985                                    59,123
                                                      ------                                    ------
        Total Liabilities                          4,768,388                                 4,511,138
Minority Interest                                        150                                       150
Redeemable Class A Common Stock                       35,465                                    32,273
Shareholders' equity                                 407,841                                   371,136
                                                     -------                                   -------
        Total Liabilities and Equity              $5,211,844                                $4,914,697
                                                  ==========                                ==========

Net interest income                                              $ 96,486                                    $100,735
                                                                 ========                                    ========
Net interest spread                                                            3.66 %                                      4.02 %
Net interest margin                                                            4.02 %                                      4.43 %
-------------------------------------

(1)  Interest income includes $3,992 and $4,146 in 2003 and 2002 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)  Net of unearned discount and includes nonaccrual loans and leases.
(3)  Excluding net unrealized gain (loss) on available-for-sale securities.
(4)  Before deducting the reserve for credit losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                                 2003 vs. 2002
                                                                 -------------
                                                              Increase (Decrease)
                                                               Due to Change in
                                                               ----------------
                                                     Volume           Rate            Total
                                                     ------           ----            -----
                                                                 (in thousands)

Interest earning assets:
     Loans and leases (1)                            $ 9,043       $(15,557)        $ (6,514)
     Taxable securities                                1,083         (6,057)          (4,974)
     Tax-exempt securities (1)                          (894)           (27)            (921)
     Federal funds sold                                  (59)           (25)             (84)
                                                         ---            ---              ---
         Total interest earning assets               $ 9,173       $(21,666)        $(12,493)
                                                     =======       ========         ========

Interest bearing liabilities:
     Savings and NOW accounts                          $ 115         $ (383)          $ (268)
     Money market accounts                               599          1,227            1,826
     Savings certificates                             (4,421)        (7,305)         (11,726)
     Short-term borrowings                             1,058           (758)             300
     Long-term debt                                    2,287           (663)           1,624
                                                       -----           ----            -----
         Total interest bearing liabilities             (362)        (7,882)          (8,244)
                                                        ----         ------           ------

Change in net interest income                        $ 9,535       $(13,784)        $ (4,249)
                                                     =======       ========         ========
-----------------------------

(1)      Interest income includes $3,992 in 2003 and $4,146 in 2002 to adjust to a fully taxable basis using the federal statutory rate of 35%.


Provision for Credit Losses. The provision for credit losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance for credit losses at an acceptable level to cover losses inherent in the portfolio as of the reporting date. The provision for credit losses decreased to $2.7 million for the second quarter of 2003 from $2.9 million for the same quarter in 2002. On a year-to-date basis, the provision for credit losses decreased to $6.2 million in 2003 from $6.9 million for the first six months of 2002. Net charge-offs were $1.6 million during the second quarter of 2003 compared to $923 thousand for the same period in 2002 and $2.6 million during the first six months of 2003 compared to $3.2 million for the same period in 2002. Our ratio of reserve to total loans and leases increased slightly to 1.62% at June 30, 2003 from 1.59% at June 30, 2002. Our reserve coverage on nonperforming loans and leases was 204% at June 30, 2003 and at June 30, 2002. For further discussion related to the allowance for credit losses, see the later section entitled "- Financial Condition - Reserve for Credit Losses."

Noninterest Income. Noninterest income reflected a $5.7 million, or 34.2%, increase to $22.5 million for the second quarter of 2003 from the $16.7 million recorded in the second quarter of 2002. On a year-to-date basis, noninterest income was $45.3 million, a $9.2 million, or 25.6%, increase over the $36.0 million recorded in the first six months of 2002. The major contributors to the significant increases in noninterest income were gains on sale of loans and securities. Gains on sale of loans increased by $6.2 million to $10.5 million in the first six months of 2003, an increase of 145% from the $4.3 million recorded in the first six months of 2002, as residential mortgage loan activity remained strong due largely to the refinancing of mortgages. The pipeline of new residential mortgage loans in process remains strong, and a high level of loan sales activity is expected to continue during the third quarter of 2003.

In order to better balance our interest rate risk position, we sold shorter duration mortgage backed securities with high prepayment rates and reinvested the proceeds in longer duration securities that better matched the duration of our liabilities. These securities sales, which took place during March and April 2003, resulted in securities gains of $5.8 million in the first six months of 2003, compared to securities gains of $1.9 million in the first six months of 2002. Other noninterest income declined to $2.8 million for the first six months of 2003 from $3.9 million recorded in the first six months of 2002, as the first six months of 2002 included more than $1.0 million in gains on sale of other assets.

The following table summarizes the components of noninterest income:

                                             Three Months Ended June 30,       Six Months Ended June 30,
                                             ---------------------------       -------------------------
                                                 2003            2002             2003            2002
                                                 ----            ----             ----            ----
                                                                    (in thousands)

Service charges                               $  7,634        $  7,117        $  14,732       $  13,758
Insurance                                        1,786           2,262            4,024           4,670
Trust                                            2,444           2,404            4,784           4,801
Brokerage                                        1,345           1,332            2,582           2,718
Gain on sale of loans                            6,208           1,938           10,520           4,301
Other recurring noninterest income               1,341           1,329            2,660           2,814
                                                 -----           -----            -----           -----
     Recurring noninterest income               20,758          16,382           39,302          33,062
Gain on sale of other assets                        65              30              124           1,059
Gain on sale of securities                       1,637             326            5,839           1,926
                                                 -----             ---            -----           -----
     Total noninterest income                 $ 22,460        $ 16,738         $ 45,265        $ 36,047
                                              ========        ========         ========        ========

Noninterest Expense. Noninterest expense increased $4.1 million, or 10.6%, to $42.3 million in the second quarter of 2003 from $38.2 million in the second quarter of 2002. On a year-to-date basis, total noninterest expense increased $6.7 million, or 8.8%, to $83.2 million in 2003 from $76.4 million in 2002. Personnel costs, primarily in the form of higher pension expense and health care premiums, contributed most significantly to the increase in noninterest expenses when comparing the first six months of 2003 to the first six months of 2002. All other noninterest expenses, exclusive of personnel costs, increased a total of $1.4 million, or 4.6%, when comparing those same six-month periods.

The following table summarizes the components of noninterest expense:

                                           Three Months Ended June 30,      Six Months Ended June 30,
                                           ---------------------------      -------------------------
                                               2003            2002            2003            2002
                                               ----            ----            ----            ----
                                                                 (in thousands)

Salaries and wages                          $ 19,599        $ 17,941        $ 37,887        $ 35,435
Employee benefits                              6,100           4,559          12,271           9,422
Occupancy                                      2,801           2,573           5,590           5,146
Furniture and equipment                        2,570           2,341           5,072           4,747
Printing, postage and telephone                1,639           1,582           3,419           3,151
Marketing                                      1,199           1,357           3,119           3,123
Data processing fees                           2,498           2,341           4,983           4,520
Professional fees                                829           1,056           1,450           2,087
Other real estate owned                          140              25             160              37
FDIC premiums and examination fees               439             438             876             886
Amortization of intangibles                      716             745           1,433           1,493
Other noninterest expense                      3,763           3,277           6,919           6,392
                                               -----           -----           -----           -----
     Total noninterest expense              $ 42,293        $ 38,235        $ 83,179        $ 76,439
                                            ========        ========        ========        ========


A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. Gain on sale of securities and gains on sales of other assets are not components of recurring noninterest income and are not included in the calculation. Recurring noninterest expense does not include amortization of intangibles, certain losses, and other expenses that are not part of normal operations. Our operating efficiency ratio was 59.6% for the second quarter of 2003 compared to 55.6% for the second quarter of 2002. On a year-to-date basis, the ratio was 59.9% for the six months ending June 30, 2003 compared to 55.9% for the same period in 2002.

Income Taxes. The provision for income taxes was $8.5 million for the quarter ended June 30, 2003 compared to $8.2 million for the same period in 2002. On a year-to-date basis, the provision for income taxes increased to $16.8 million in 2003 from $16.6 million in 2002. Comparing the second quarter of 2003 to the same period in 2002, our effective tax rate increased to 35.6% from 33.6%. Our effective tax rate increased to 34.8% for the first six months of 2003 from 33.7% for the same period in 2002. Our effective tax rate increased primarily as a result of the branch sale that occurred during the second quarter of 2003.

Financial Condition

Loan and Lease Portfolio.   The following table presents the components of our
gross loans and lease portfolio:

                                            At June 30, 2003                 At December 31, 2002
                                            ----------------                 --------------------
                                                       Percent of                         Percent of
                                          Amount       Total Loans          Amount        Total Loans
                                          ------       -----------          ------        -----------
                                                              (in thousands)

Commercial and other                   $  953,259         24.8 %         $  872,597            23.7 %
Commercial real estate                  1,133,577         29.4            1,052,194            28.6
      - Construction                       73,604          1.9               76,460             2.1
Agricultural                              457,556         11.9              436,364            11.9
Residential real estate                   753,078         19.6              768,068            20.9
      - Construction                       19,369          0.5               23,546             0.6
Consumer                                  335,351          8.7              332,428             9.0
Tax-exempt                                122,401          3.2              118,465             3.2
                                          -------          ---              -------             ---
      Total                            $3,848,195        100.0 %         $3,680,122           100.0 %
                                       ==========        =====           ==========           =====


Our total loan and lease portfolio increased to $3.8 billion at June 30, 2003 from $3.7 billion at December 31, 2002. Commercial loans increased by $80.7 million, or 9.2%, during the first six months of 2003. Commercial real estate loans increased by $78.5 million, or 7.0%, during the first six months of 2003, with almost two-thirds of the increase taking place in the Twin Cities market. Agricultural loans increased by $21.2 million, or 4.9%, during the first six months of 2003, with the increase being primarily seasonal in nature. Residential real estate loans decreased by $19.2 million, or 2.4%, as most of our new first mortgages are being sold in the secondary market. These sales resulted in gains on sale of loans of $10.5 million in the first six months of 2003 as residential mortgage loan activity remained strong due largely to the refinancing of mortgages. Consumer loans increased $2.9 million, or just less than 1.0%, and tax-exempt loans increased by $3.9 million, or 3.3%, during the first six months of 2003.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets were $33.8 million at June 30, 2003, an increase of $1.9 million, or 6.0%, from the $31.9 million level at December 31, 2002. Nonperforming assets as a percentage of total loans, leases and OREO increased slightly to .88% as of June 30, 2003 from ..87% as of December 31, 2002. Approximately $13.5 million, or 40.0% of our nonperforming assets, are commercial and commercial real estate credits originated in our finance company subsidiary. This finance company subsidiary, which had a total loan and lease portfolio of $39.3 million at June 30, 2003 compared to $45.9 million at December 31, 2002, is in the process of winding down operations and is no longer accepting new loan applications. Accruing loans and leases 90 days or more past due totaled $4.6 million at June 30, 2003, compared to $3.4 million at December 31, 2002.

Our nonperforming assets are summarized in the following table:

                                                                      June 30           December 31
                                                                        2003                2002
                                                                        ----                ----
                                                                          (dollars in thousands)
Nonaccrual loans and leases                                           $30,256              $28,782
Restructured loans and leases                                             303                  323
                                                                          ---                  ---
      Total nonperforming loans and leases                             30,559               29,105
Other real estate owned (OREO)                                          3,275                2,805
                                                                        -----                -----
      Total nonperforming assets                                      $33,834              $31,910
                                                                      =======              =======

Accruing loans and leases 90 days or more past due                    $ 4,557              $ 3,407
                                                                      =======              =======

Nonperforming loans and leases to total loans and leases                 0.79 %               0.79 %
Nonperforming assets to total loans, leases and OREO                     0.88                 0.87
Nonperforming assets and accruing loans and leases 90
      days or more past due to total loans, leases and OREO              1.00                 0.96


Reserve for Credit Losses. At June 30, 2003, the reserve for credit losses was $62.3 million, an increase of $3.5 million or 6.0% from the balance of $58.8 million at December 31, 2002. At June 30, 2003, the reserve for credit losses as a percentage of total loans and leases was 1.62%, compared to 1.60% at December 31, 2002.


Activity in the reserve for credit losses for the following periods is shown in the following table:

                                                                Three Months Ended June 30,           Six Months Ended June 30,
                                                                ---------------------------           -------------------------
                                                                   2003              2002               2003               2002
                                                                   ----              ----               ----               ----


Balance at beginning of period                                $   61,270        $   55,381         $   58,799         $   53,716
Charge-offs:
      Commercial and other                                           871               572              1,465              2,919
      Commercial real estate                                         144                35                178                 42
      Agricultural                                                   102                76                103                104
      Residential real estate                                         31                28                148                 63
      Consumer                                                       707               593              1,183              1,186
                                                                     ---               ---              -----              -----
           Total charge-offs                                       1,854             1,304              3,077              4,314
Recoveries:
      Commercial and other                                            63                96                 97                584
      Commercial real estate                                          10                41                 16                 87
           Construction                                                -                 4                  -                  4
      Agricultural                                                     9                45                 15                 67
      Residential real estate                                          2                 9                 15                 30
      Consumer                                                       124               186                294                347
                                                                     ---               ---                ---                ---
           Total recoveries                                          221               381                437              1,119
                                                                     ---               ---                ---              -----
Net charge-offs                                                    1,633               923              2,640              3,195
Provision for credit losses                                        2,678             2,927              6,156              6,864
                                                                   -----             -----              -----              -----
Balance at end of period                                      $   62,315        $   57,385         $   62,315         $   57,385
                                                                ========          ========           ========           ========
Average loans and leases                                      $3,775,010        $3,506,043         $3,715,534         $3,461,812
Annualized net charge-offs to average loans and leases              0.17 %            0.11 %             0.14 %             0.19 %
   ------------------------------

Reserve as a percentage of:
      Period-end loans and leases                                   1.62 %            1.59 %
      Nonperforming loans and leases                              203.91            204.05
      Nonperforming assets                                        184.18            190.89



Securities. Our investment portfolio, including available-for-sale securities and held-to-maturity securities, increased by $67.3 million to $1.2 billion at June 30, 2003 from $1.1 billion at December 31, 2002. We increased the size of the investment portfolio during the second quarter of 2003, with the majority of the increase due to purchases of hybrid adjustable rate mortgage-backed securities that have a fixed coupon for three years and a variable coupon that resets annually thereafter. We also sold shorter duration mortgage backed securities with high prepayment rates and reinvested the proceeds in longer duration securities that better matched the duration of our liabilities in the first six months of 2003. These actions reduced the level of asset sensitivity in our balance sheet and provided us with a more balanced interest rate risk position. These securities sales resulted in securities gains of $5.8 million in the first six months of 2003, compared to securities gains of $1.9 million in the first six months of 2002.

Deposits. Total deposits were $3.8 billion at June 30, 2003 and at December 31, 2002. Noninterest bearing deposits decreased $14.3 million, or 2.0%, to $709.8 million at June 30, 2003 from $724.1 million at December 31, 2002. Interest bearing deposits increased $24.2 million, or .8%, to $3.1 billion at June 30, 2003, compared to $3.0 billion at December 31, 2002.

Borrowings. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, and Federal Home Loan Bank ("FHLB") advances, increased $165.9 million or 32.4% to $677.4 million at June 30, 2003 from $511.5 million at December 31, 2002. The increased use of short-term borrowings as a funding source was the result of our loan growth outpacing our deposit growth in the first six months of 2003 and the use of short-term borrowings to fund growth in the investment portfolio during this same period.

Long-term debt. Long-term debt consists primarily of FHLB advances and $65.0 million of privately-placed senior debt. FHLB advances decreased $2.0 million to $348.7 million at June 30, 2003 from $350.8 million at December 31, 2002.

Company Obligated Mandatorily Redeemable Preferred Securities. The $76.5 million in outstanding Company Obligated Mandatorily Redeemable Preferred Securities at June 30, 2003 qualifies as Tier I capital under guidelines of the Federal Reserve.

Capital Management. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board's implementation of FDICIA defines "well-capitalized" institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. We have maintained our capital at the "well-capitalized" level in each of these categories in the past and expect to do so in the future. The capital ratios of the Subsidiary Banks in each of these categories met or exceeded the "well-capitalized" ratios as of June 30, 2003.

The following table compares our consolidated capital ratios with the minimum requirements for well-capitalized and adequately capitalized banks as of June 30, 2003:

                                                                        Minimum Requirements
                                                                        --------------------
                                              June 30    December 31     Well       Adequately
                                               2003        2002       Capitalized   Capitalized
                                               ----        ----       -----------   -----------


Tier I capital to risk-weighted assets         10.25 %     10.44 %        6.00 %       4.00 %
Total capital to risk-weighted assets          11.51       11.70         10.00         8.00
Tier I capital to average tangible assets       8.03        7.86          5.00         4.00


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

Several factors provide for a favorable liquidity position. The first is the ability to acquire and retain funds in the local markets we serve. This in-market funding provides an historically stable source of funding and represented approximately 84% of total liabilities at June 30, 2003. Our available-for-sale securities portfolio is a secondary source of liquidity because of its readily marketable nature and predictable stream of maturities. While we prefer to fund the balance sheet with in-market funding sources, another source of liquidity is our ready access to regional and national wholesale funding markets, including federal funds purchased, Federal Home Loan Bank advances, and brokered deposits. As of June 30, 2003, we also had available $30.0 million of borrowing capacity under an unsecured credit facility. As of June 30, 2003, there were no advances outstanding under this facility. This credit facility is used primarily for contingency purposes.

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

Item 4.  Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2003. There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

    12.1     Statement Regarding Computation of Ratio of Earnings to Fixed
             Charges.

    31.1     Certification of Chief Executive Officer Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2     Certification of Chief Financial Officer Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) A Current Report on Form 8-K dated July 22, 2003, which disclosed the issuance of a press release under Item 9 in satisfaction of Item 12, was filed by the Company with the Securities and Exchange Commission July 22, 2003. The press release described the Company's financial results for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12 , 2003                      BREMER FINANCIAL CORPORATION


                                              By: /s/ Stan K. Dardis
                                                  --------------------------
                                                  Stan K. Dardis
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                              By: /s/ Stuart F. Bradt
                                                  --------------------------
                                                  Stuart F. Bradt
                                                  Controller
                                                  (Chief Accounting Officer)