Form 10-Q
period 2003-09-30
BREMER FINANCIAL CORP
filed 2003-11-13
CIK 846616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

or

     [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to _________________________

Commission file number: 0-18342

Bremer Financial Corporation
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0715583 (I.R.S. Employer Identification No.)

445 Minnesota St., Suite 2000, St. Paul, MN (Address of principal executive offices)	55101-2107 (Zip Code)

(651) 227-7621
(Registrant’s telephone number, including area code)

Not applicable
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

        As of September 30, 2003, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(dollars in thousands, except per share amounts)

	Three months ended September 30,				Nine months ended September 30,
	2003	2002	Change		2003	2002	Change
Operating Results:
Total interest income	$67,967	$75,733	(10.2	5)%	$205,871	$225,976	(8.90)%
Total interest expense	21,488	25,610	(16.1	0)	66,898	79,264	(15.6	0)

Net interest income	46,479	50,123	(7.27)		138,973	146,712	(5.27)
Provision for credit losses	4,220	4,126	2.28		10,376	10,990	(5.59)

Net interest income after provision for credit losses	42,259	45,997	(8.13)		128,597	135,722	(5.25)
Noninterest income	22,480	18,005	24.85		67,745	54,052	25.33
Noninterest expense	41,651	39,635	5.09		124,830	116,075	7.54

Income before income tax expense	23,088	24,367	(5.25)		71,512	73,699	(2.97)
Income tax expense	7,777	8,159	(4.68)		24,626	24,807	(0.73)

Net income	$15,311	$16,208	(5.54)%		$46,886	$48,892	(4.10)%

Net income per share	$1.28	$1.35	(5.54)%		$3.91	$4.07	(4.10)%
Dividends paid per share	0.45	0.40	12.50		1.35	1.20	12.50
Tax equivalent net interest income	$48,540	$52,234	(7.07)%		$145,026	$152,969	(5.19)%
Net charge-offs	4,810	3,548	35.52		7,450	6,743	10.47
Selected Financial Ratios:
Return on average assets	1.12%	1.28%	(0.16)		1.19%	1.32%	(0.13)
Return on average equity (1)	13.40	15.19	(1.79)		14.12	15.95	(1.83)
Average equity to average assets (1)	8.36	8.24	0.12		8.40	8.28	0.12
Net interest margin (2)	3.81	4.43	(0.62)		3.94	4.43	(0.49)
Operating efficiency ratio (2)(3)	57.21	55.50	1.71		58.98	55.77	3.21
Net charge-offs to average loans and leases	0.49	0.39	0.10		0.26	0.26	--

	September 30 2003	September 30 2002		December 31 2002	Change

Balance Sheet Data:
Total assets	$5,532,203	$5,169,494	7.02%	$5,259,543	5.18%
Securities (4)	1,203,495	1,115,273	7.91	1,126,501	6.83
Loans and leases (5)	3,939,102	3,649,385	7.94	3,679,669	7.05
Total deposits	3,908,985	3,674,939	6.37	3,750,329	4.23
Short-term borrowings	654,595	513,540	27.47	511,476	27.98
Long-term debt	381,510	417,910	(8.71)	417,678	(8.66)
Mandatorily redeemable preferred securities	76,500	76,500	--	76,500	--
Total shareholders' equity and redeemable Class A
common stock	454,015	429,642	5.67	434,096	4.59
Per share book value of common stock	37.83	35.80	5.67	36.17	4.59

Asset Quality:
Reserve for credit losses	$61,725	$57,963	6.49%	$58,799	4.98%
Nonperforming assets	27,716	29,934	(7.41)	31,910	(13.1	4)
Nonperforming assets to total loans, leases
and OREO	0.70%	0.82%	(0.12)	0.87%	(0.17)
Reserve to nonperforming loans and leases	269.22	206.24	62.98	202.02	67.20
Reserve to total loans and leases	1.57	1.59	(0.02)	1.60	(0.03)

(1) (2) (3) (4) (5)	Calculation includes shareholders' equity and redeemable class A common stock.
Tax-equivalent basis.
Calculation excludes nonrecurring gains and losses, other nonrecurring noninterest income and amortization of intangibles.
Includes securities held-to-maturity and securities available-for-sale.
Net of unearned discount and includes nonaccrual loans and leases.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
SUMMARY BALANCE SHEET AND INCOME STATEMENT
(dollars in thousands)

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)
Summary Average Balance Sheet:
Total loans and leases (2)	$3,862,828	6.02%	$3,595,962	6.98%	$3,765,172	6.23%	$3,507,021	7.11%
Total securities (3)	1,169,453	3.85	1,062,822	5.42	1,134,157	4.27	1,086,086	5.58
Total other earning assets	20,756	1.20	18,030	2.31	16,447	1.56	20,239	2.09

Total interest earning assets (4)	$5,053,037	5.50%	$4,676,814	6.60%	$4,915,776	5.76%	4,613,346	6.73%
Total noninterest earning assets	365,940		343,048		371,358		334,823

Total assets	$5,418,977		$5,019,862		$5,287,134		$4,948,169

Noninterest bearing deposits	$691,714		$599,128		$651,875		$566,116
Interest bearing deposits	3,112,816	1.55%	3,027,700	2.16%	3,078,765	1.70%	3,075,904	2.33%
Short-term borrowings	626,764	1.21	460,989	1.58	556,297	1.27	412,014	1.59
Long-term debt	399,374	5.55	380,133	5.72	410,623	5.59	352,632	5.86
Mandatorily redeemable preferred securities	76,500	9.30	76,500	9.30	76,500	9.40	76,500	9.40

Total interest bearing liabilities	$4,215,454	2.02%	$3,945,322	2.58%	$4,122,185	2.17%	$3,917,050	2.71%
Other noninterest bearing liabilities	58,394		51,988		68,869		55,076
Minority interest	150		150		150		150
Total shareholders' equity and redeemable
Class A common stock	453,265		423,274		444,055		409,777

Total liabilities and equity	$5,418,977		$5,019,862		$5,287,134		$4,948,169

	Three months ended September 30,				Nine months ended September 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change
Summary Income Statement:
Total interest income	$67,967	$75,733	$(7,766)	(10.25)%	$205,871	$225,976	$(20,105)	(8.90)%
Total interest expense	21,488	25,610	(4,122)	(16.10)	66,898	79,264	(12,366)	(15.60)

Net interest income	46,479	50,123	(3,644)	(7.27)	138,973	146,712	(7,739)	(5.27)
Provision for credit losses	4,220	4,126	94	2.28	10,376	10,990	(614)	(5.59)

Net interest income after provision for
credit losses	42,259	45,997	(3,738)	(8.13)	128,597	135,722	(7,125)	(5.25)
Service charges	7,605	7,619	(14)	(0.18)	22,337	21,377	960	4.49
Insurance	2,366	2,510	(144)	(5.74)	6,390	7,180	(790)	(11.00)
Trust	2,515	2,247	268	11.93	7,299	7,048	251	3.56
Brokerage	1,303	1,214	89	7.33	3,885	3,932	(47)	(1.20)
Gain on sale of loans	6,259	2,891	3,368	116.50	16,779	7,192	9,587	133.30
Gain on sale of securities	16	318	(302)	NM	5,855	2,244	3,611	160.92
Other	2,416	1,206	1,210	NM	5,200	5,079	121	2.38

Total noninterest income	22,480	18,005	4,475	24.85	67,745	54,052	13,693	25.33
Salaries and wages	19,757	18,215	1,542	8.47	57,644	53,650	3,994	7.44
Employee benefits	5,236	5,241	(5)	(0.10)	17,507	14,663	2,844	19.40
Occupancy	2,820	2,593	227	8.75	8,410	7,739	671	8.67
Furniture and equipment	2,764	2,505	259	10.34	7,836	7,252	584	8.05
Data processing fees	2,668	2,257	411	18.21	7,651	6,777	874	12.90
FDIC premiums and examination fees	443	431	12	2.78	1,319	1,317	2	0.15
Amortization of intangibles	717	746	(29)	(3.89)	2,150	2,240	(90)	(4.02)
Other	7,246	7,647	(401)	(5.24)	22,313	22,437	(124)	(0.55)

Total noninterest expense	41,651	39,635	2,016	5.09	124,830	116,075	8,755	7.54

Income before income tax expense	23,088	24,367	(1,279)	(5.25)	71,512	73,699	(2,187)	(2.97)
Income tax expense	7,777	8,159	(382)	(4.68)	24,626	24,807	(181)	(0.73)

Net income	$15,311	$16,208	$(897)	(5.54)%	$46,886	$48,892	$(2,006)	(4.10)%

(1) (2) (3) (4)	Calculation is based on interest income including $2,061 and $2,111 for the three months ending September 2003 and September 2002 and $6,053 and $6,257 for the nine months ending September 2003 and September 2002 to adjust to a fully taxable basis using the federal statutory rate of 35%.
Net of unearned discount and includes nonaccrual loans and leases.
Excluding net unrealized gain (loss) on securities available-for-sale.
Before deducting the reserve for credit losses.

BREMER FINANCIAL CORPORATION

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

INDEX

Page

PART I	FINANCIAL INFORMATION
	Item 1. Item 2. Item 3. Item 4.	Financial Statements Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosure About Market Risk Controls and Procedures	3 13 25 26
PART II	OTHER INFORMATION
Item 6. Signatures Exhibit 31.1 Exhibit 31.2 Exhibit 32.1 Exhibit 32.2	Exhibits and Reports on Form 8-K

Certification of Chief Executive Officer Pursuant to Rules
13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Financial Officer Pursuant to Rules
13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

Certification Pursuant to 18 U.S.C. Section 1350,
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

Certification Pursuant to 18 U.S.C. Section 1350,
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
		Act of 2002.	26 27

Forward-Looking Statements

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended (“Exchange Act”). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “intends,” “expects” and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in “Risk Factors” filed with the Annual Report on Form 10-K as Exhibit 99.1 on March 21, 2003, and as amended on Form 10K/A filed on May 13, 2003, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Cash and due from banks	$187,114	$256,900
Interest bearing deposits	4,280	4,185
Investment securities available-for-sale	225,589	196,773
Mortgage-backed securities available-for-sale	808,710	766,315

Total securities available-for-sale	1,034,299	963,088
Investment securities held-to-maturity
(fair value: 09/30/03 - $178,413, 12/31/02 - $171,233)	169,196	163,413
Loans and leases	3,939,282	3,680,122
Reserve for credit losses	(61,725)	(58,799)
Unearned discount	(180)	(453)

Net loans and leases	3,877,377	3,620,870
Interest receivable	34,637	33,854
Premises and equipment, net	86,146	82,152
Goodwill	84,226	85,148
Other intangibles	19,406	21,025
Other assets	35,522	28,908

Total assets	$5,532,203	$5,259,543

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$717,665	$724,102
Interest bearing deposits	3,191,320	3,026,227

Total deposits	3,908,985	3,750,329
Federal funds purchased and repurchase agreements	463,790	449,970
Other short-term borrowings	190,805	61,506
Long-term debt	381,510	417,678
Company obligated mandatorily redeemable
preferred securities of subsidiary trusts
holding junior subordinated debentures	76,500	76,500
Accrued expenses and other liabilities	56,448	69,314

Total liabilities	5,078,038	4,825,297
Minority interests	150	150
Redeemable class A common stock, 960,000 shares
issued and outstanding	36,321	34,728
Shareholders' equity
Common stock
Class A, no par, 12,000,000 shares authorized;
240,000 shares issued and outstanding	57	57
Class B, no par, 10,800,000 shares authorized,
issued and outstanding	2,562	2,562
Retained earnings	418,229	389,998
Accumulated other comprehensive income	(3,154)	6,751

Total shareholders' equity	417,694	399,368

Total liabilities and shareholders' equity	$5,532,203	$5,259,543

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		2003	2002	2003	2002

Interest income
Loans and leases, including fees	$57,725	$62,353	$172,922	$184,223
Securities
Taxable	7,921	10,886	26,012	33,951
Tax-exempt	2,258	2,389	6,746	7,485
Federal funds sold	39	58	97	200
Other	24	47	94	117

Total interest income	67,967	75,733	205,871	225,976
Interest expense
Deposits	12,196	16,498	39,056	53,526
Federal funds purchased and repurchase agreements	1,365	1,472	4,022	4,148
Other short-term borrowings	548	363	1,262	758
Long-term debt	5,586	5,484	17,178	15,452
Company obligated mandatorily redeemable
preferred securities of subsidiary trusts
holding junior subordinated debentures	1,793	1,793	5,380	5,380

Total interest expense	21,488	25,610	66,898	79,264

Net interest income	46,479	50,123	138,973	146,712
Provision for credit losses	4,220	4,126	10,376	10,990

Net interest income after provision for credit losses	42,259	45,997	128,597	135,722
Noninterest income
Service charges	7,605	7,619	22,337	21,377
Insurance	2,366	2,510	6,390	7,180
Trust	2,515	2,247	7,299	7,048
Brokerage	1,303	1,214	3,885	3,932
Gain on sale of loans	6,259	2,891	16,779	7,192
Gain on sale of securities	16	318	5,855	2,244
Other	2,416	1,206	5,200	5,079

Total noninterest income	22,480	18,005	67,745	54,052
Noninterest expense
Salaries and wages	19,757	18,215	57,644	53,650
Employee benefits	5,236	5,241	17,507	14,663
Occupancy	2,820	2,593	8,410	7,739
Furniture and equipment	2,764	2,505	7,836	7,252
Data processing fees	2,668	2,257	7,651	6,777
FDIC premiums and examination fees	443	431	1,319	1,317
Amortization of intangibles	717	746	2,150	2,240
Other	7,246	7,647	22,313	22,437

Total noninterest expense	41,651	39,635	124,830	116,075

Income before income tax expense	23,088	24,367	71,512	73,699
Income tax expense	7,777	8,159	24,626	24,807

Net income	$15,311	$16,208	$46,886	$48,892

Per common share amounts:
Net income-basic and diluted	$1.28	$1.35	$3.91	$4.07
Dividends paid	0.45	0.40	1.35	1.20

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Retained Earnings	Total
For the Nine Months Ended September 30, 2002
Balance, December 31, 2001	$57	$2,562	$4,603		$351,497	$358,719
Comprehensive income
Net income				$48,892	48,892	48,892
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during the
period, net of tax			6,585	6,585
Less: Reclassified adjustment for gains
included in income, net of tax			(1,347)	(1,347)

Other comprehensive income			5,238	5,238		5,238

Comprehensive income				$54,130

Dividends, $1.20 per share					(14,400)	(14,400)
Allocation of net income in excess of dividends
and other comprehensive income to redeemable class A common stock			(419)		(2,759)	(3,178)

Balance, September 30, 2002	$57	$2,562	$9,422		$383,230	$395,271

For the Nine Months Ended September 30, 2003
Balance, December 31, 2002	$57	$2,562	$6,751		$389,998	$399,368
Comprehensive income
Net income				$46,886	46,886	46,886
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding losses arising during the
period, net of tax			(7,253)	(7,253)
Less: Reclassified adjustment for gains
included in income, net of tax			(3,513)	(3,513)

Other comprehensive income			(10,766)	(10,766)		(10,766)

Comprehensive income				$36,120

Dividends, $1.35 per share					(16,200)	(16,200)
Allocation of net income in excess of dividends
and other comprehensive income to redeemable class A common stock			861		(2,455)	(1,594)

Balance, September 30, 2003	$57	$2,562	$(3,154)		$418,229	$417,694

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$46,886	$48,892
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	10,376	10,990
Depreciation and amortization	13,462	10,185
Gain on sale of securities	(5,855)	(2,244)
Loss (gain) on sale of other real estate owned, net	51	(159)
Other assets and liabilities, net	(19,651)	(9,369)
Gain on sale of loans	16,779	7,192
Proceeds from loans originated for sale	656,033	305,134
Loans originated for sale	(650,395)	(296,421)

Net cash provided by operating activities	67,686	74,200
Cash flows from investing activities
Interest bearing deposits, net	(95)	100
Purchases of mortgage-backed securities	(477,579)	(290,476)
Purchases of available-for-sale investment securities	(139,183)	(105,088)
Purchases of held-to-maturity securities	(18,847)	(9,338)
Proceeds from maturities of mortgage-backed securities	300,912	241,062
Proceeds from maturities of available-for-sale investment securities	24,821	26,757
Proceeds from maturities of held-to-maturity securities	13,064	22,552
Proceeds from sales of mortage-backed securities	115,170	15,951
Proceeds from sales of available-for-sale investment securities	92,561	195,926
Proceeds from sales of other real estate owned	2,039	938
Loans and leases, net	(289,300)	(173,194)
Purchase of premises and equipment	(10,441)	(10,737)

Net cash used in investing activities	(386,879)	(85,547)
Cash flows from financing activities
Noninterest bearing deposits, net	(6,437)	11,871
Savings, NOW and money market accounts, net	384,007	(46,630)
Certificates of deposits, net	(218,914)	(96,320)
Federal funds purchased and repurchase agreements,net	13,820	37,998
Other short-term borrowings, net	129,299	26,630
Proceeds from issuance of long-term debt	14,820	116,013
Repayments of long-term debt	(50,988)	(14,026)
Common stock dividends paid	(16,200)	(14,400)

Net cash provided by (used in) financing activities	249,407	21,136

Net decrease in cash and due from banks	(69,786)	9,789
Cash and due from banks at beginning of period	256,900	213,101

Cash and due from banks at end of period	$187,114	$222,890

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$68,740	$87,069
Cash paid during the year for income taxes	21,359	21,868

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A: Financial Statements

The condensed financial statements included herein have been prepared by Bremer Financial Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and have not been audited by independent auditors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

Note B: General

The consolidated financial statements include the accounts of Bremer Financial Corporation and subsidiaries. All material intercompany transactions and balances are eliminated in consolidation. The Company has not changed its accounting policies from those stated for the year ended December 31, 2002 included in its Annual Report on Form 10-K for that year filed on March 21, 2003, as amended by the Form 10K/A filed on May 13, 2003.

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

Note E: Securities

Investment securities classified as held-to-maturity are valued at amortized historical cost. Investment securities and mortgage-backed securities classified as available-for-sale are valued at fair value. Unrealized holding gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized, except for the portion allocated to redeemable class A stock. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Note F: Redeemable Class A Common Stock

At September 30, 2003, 960,000 shares of redeemable class A stock were issued and outstanding. At September 30, 2003, these shares were subject to redemption at a price of $37.83 per share, which approximated book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances. It is the Company’s intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation. During the period from January 1, 2003 through September 30, 2003, we did not directly purchase any shares of class A common stock but assigned to various parties our options that arose during that period to purchase a total of 81,421.4028 shares. These options were assigned to the Bremer Financial Corporation Employee Stock Ownership Plan (“ESOP”) (5,679.1228 shares), the Bremer Banks Profit Sharing Plus Plan (45,893.2800 shares), and executives and directors under the Executive Stock Purchase Plan (29,849.0000 shares). To our knowledge, shares purchased by these parties upon exercise of these assigned options were the only transfers of shares of class A common stock effected during the period from January 1, 2003 through September 30, 2003.

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

Note H: Comprehensive Income

The Company reported comprehensive income for the first nine months of 2003 of $36.1 million, compared to the $54.1 million reported for the same period in 2002. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on available-for-sale securities and the change in the minimum pension liability.

Note I: Goodwill and Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles, and other intangibles. The remaining unamortized balances at September 30, 2003 and 2002 were $103.6 million and $106.8 million. The core deposit and other intangibles have remaining amortization lives of 5 to 10 years. Goodwill is not amortized but is tested regularly for impairment. On January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives, will no longer be amortized into net income over an estimated useful life. However, these intangible assets will be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that assets might be impaired. Management performed its annual impairment assessment on its goodwill assets in December 2002, no impairment loss was recorded as a result of that test, and no events or changes in circumstances have occurred since that test that would indicate that assets might be impaired.

In October 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” This Statement removes acquisitions of financial institutions from the scope of both SFAS 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying Accounting Principles Board Opinion (“APB”) Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.” SFAS No. 72 included a requirement to recognize and subsequently amortize any excess of the fair value of the liabilities assumed in certain acquisitions over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. Under the requirements of SFAS No. 147, for a transaction that is a business combination, the unidentifiable intangible asset that is required to be recognized under SFAS No. 72 represents goodwill that should be accounted for under SFAS No. 142. The financial statements for the three and nine month periods ended September 30, 2002 have been restated to reflect the adoption of SFAS No. 147.

The following table presents relevant information about the Company’s amortized and unamortized intangible assets:

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core deposit premium	$21,313	$6,605
Mortgage servicing rights (1)	4,524	2,373
Other	4,525	1,978

Total	$30,362	$10,956

Unamortized intangible assets
Goodwill	$84,226

Total	$84,226

	As of September 30, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core deposit premium	$21,313	$4,095
Mortgage servicing rights	2,379	785
Other	4,400	1,592

Total	$28,092	$6,472

Unamortized intangible assets
Goodwill	$85,148

Total	$85,148

(1) Accumulated amortization of mortgage servicing rights includes the relatedvaluation allowance of $1.1 million.

The Company recorded aggregate intangible amortization expense of $2.2 million for the nine month periods ended September 30, 2003 and September 30, 2002. The Company sold two branches that were part of its Marshall, Minnesota bank subsidiary in June 2003. The sale reduced goodwill by approximately $922 thousand, which was the amount of unamortized goodwill assigned to these two branches which were originally acquired by the Company in 1999. The estimated amortization expense for each of the next five years is approximately $2.6 million.

Note J: Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of Account Research Bulletin No. 51, Consolidated Financial Statements.” FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This FIN requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. In October 2003, the FASB deferred the effective date of FIN No. 46 to financial statements issued after December 15, 2003. We do not expect the adoption of FIN No. 46 to have a material effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging activities,” to provide additional clarification of certain terms and investment characteristics. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of the standard did not have a material effect on the Company’s financial statements.

Note K: Commitments and Contingencies

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following table represents the outstanding obligations:

	September 30, 2003	December 31, 2002
	(in thousands)
Standby letters of credit	$55,764	$37,245
Loan commitments	1,083,313	1,040,027

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

The Company’s potential exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The credit risk associated with letters of credit and loan commitments is substantially the same as extending credit in the form of a loan; therefore, the same credit policies apply in evaluating potential letters of credit or loan commitments. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation. The type of collateral held varies, but includes accounts receivable, inventory, and productive assets.

Under substantially noncancelable contracts, the Company is obligated to pay approximately $4.8 million in annual data processing and item processing fees to a third party provider through May 2008. The costs under the item processing contract are calculated in accordance with a volume-based fee schedule, which is subject to change annually.

The Company is routinely involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the Company’s consolidated financial position or operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

In preparing the financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. A summary of our significant accounting policies can be found in the footnotes to the consolidated financial statements, and many of these policies are relatively straightforward. However, management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in these policies, are critical to an understanding of our consolidated financial statements and management’s discussion and analysis.

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

Investments in marketable equity and debt securities are classified into three categories – held to maturity, available for sale, or trading — pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of September 30, 2003, no investments were classified as trading securities. Held-to-maturity securities represent investments for which we have the ability and intent to hold to maturity and may be sold only under very limited circumstances. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at fair value with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax and amounts allocable to redeemable class A common stock, as a separate component of shareholders’ equity until realized. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Management periodically evaluates investment securities for other than temporary declines in fair value. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other than temporary will be written down to current fair value and included in earnings as realized losses. There were no investment securities which management identified to be other-than-temporarily impaired for the period ended September 30, 2003. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

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

Goodwill and Other Intangible Assets. SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, SFAS No. 147, “Acquisitions of Certain Financial Institutions,” establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At September 30, 2003, we had $84.2 million of goodwill, which is not subject to periodic amortization, and $19.4 million in other intangible assets, which is subject to periodic amortization.

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

Management performed its annual impairment assessment on its goodwill assets in December 2002 and no impairment loss was recorded as a result of that test. No events or changes in circumstances have occurred since that test that would indicate that assets might be impaired, and we have concluded that the recorded value of goodwill was not impaired as of September 30, 2003. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and our goodwill is impaired, which would result in us recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Mortage Servicing Rights Valuation. The Company recognizes the rights to service loans for others as assets, known as mortgage servicing rights (“MSRs”). The Company’s MSRs are retained upon the sale of originated loans. Originated MSRs are capitalized based on the relative fair value of the servicing right and the mortage loan. MSRs are carried at the lower of the capitalized amount, net of accumulated amortization, or fair value. MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

The amortization of the MSRs is analyzed periodically and is adjusted to reflect changes in prepayment speeds and discount rates. Each quarter, the Company evaluates the possible impairment of MRSs based on the difference between the carrying amount and current fair value of the MSRs in accordance with FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” See Note I to the Consolidated Financial Statements in this Form 10-Q.

Overview

Earnings.     We reported net income of $15.3 million or $1.28 basic and diluted earnings per share for the third quarter of 2003. This compares to $16.2 million or $1.35 basic and diluted earnings per share in the third quarter of 2002. On a year-to-date basis through September 30, 2003, net income was $46.9 million, a 4.1% decrease from the $48.9 million earned in the first nine months of 2002. Return on average equity was 13.40% for the third quarter of 2003 compared to 15.19% for the same quarter of 2002. On a year-to-date basis, we reported a return on average equity of 14.12%, compared to 15.95% in the first nine months of 2002. Return on average assets decreased to 1.12% in the third quarter of 2003 from 1.28% in the third quarter of 2002. On a year-to-date basis, we reported a return on average assets of 1.19%, compared to 1.32% in the first nine months of 2002.

Results of Operations

Net Interest Income. Net interest income for the third quarter of 2003 was $46.5 million, a decrease of 7.3% from the $50.1 million reported for the same period a year ago, as our net interest margin decreased to 3.81% in the third quarter of 2003 from 4.43% in the third quarter of 2002. On a year-to-date basis, net interest income decreased $7.7 million, or 5.3% from the first nine months of 2002, as our net interest margin decreased to 3.94% from 4.43%. Offsetting some of the decline in net interest margin when comparing the two nine-month periods was an increase in our average loans and leases of $258 million, or 7.4%.

Net interest margin, which has declined for five consecutive quarters due primarily to the effects of historically low interest rates, is expected to begin stabilizing during the fourth quarter of 2003. The average yield on our earning assets declined by 97 basis points when comparing the first nine months of 2003 with the first nine months of 2002. Meanwhile, and largely as a result of competitive pressure in deposit markets and already historically low deposit rates, we were able to reduce the average cost of our interest bearing liabilities by only 54 basis points when comparing the same two periods.

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities. In addition, the tables show resultant yields or costs, net interest income, net interest spread, and net interest margin:

	For the Three Months Ended September 30,
	(unaudited)
	2003			2002
	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield
	(dollars in thousands)
Assets
Loans and Leases (2)
Commercial and other	$900,172	$12,573	5.54%	$854,311	$13,428	6.24%
Commercial real estate	1,249,046	19,375	6.15	1,076,656	19,811	7.30
Agricultural	470,728	6,733	5.67	445,202	7,329	6.53
Residential real estate	776,089	11,459	5.86	765,622	13,437	6.96
Consumer	338,048	5,881	6.90	338,453	6,712	7.87
Tax-exempt	128,745	2,590	7.98	115,718	2,507	8.60

Total Loans and Leases	3,862,828	58,611	6.02	3,595,962	63,224	6.98
Reserve for Credit Losses	(63,618)			(58,333)

Net Loans and Leases	3,799,210			3,537,629
Securities (3)
Mortgage-backed	779,014	6,561	3.34	784,274	10,063	5.09
Other taxable	206,735	1,360	2.61	89,329	823	3.66
Tax-exempt	183,704	3,433	7.41	189,219	3,629	7.61

Total Securities	1,169,453	11,354	3.85	1,062,822	14,515	5.42
Federal funds sold	16,487	38	0.91	13,860	58	1.66
Other earning assets	4,269	25	2.32	4,170	47	4.47

Total Earning Assets (4)	$5,053,037	$70,028	5.50%	$4,676,814	$77,844	6.60%
Cash and due from banks	158,925			147,163
Other non interest earning assets	270,633			254,218

Total Assets	$5,418,977			$5,019,862

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$691,714			$599,128
Interest bearing deposits
Savings and NOW accounts	471,210	$310	0.26%	423,139	$573	0.54%
Money market checking	245,334	64	0.10	232,610	147	0.25
Money market savings	1,248,249	4,025	1.28	928,949	2,600	1.11
Savings certificates	940,916	6,432	2.71	1,170,337	10,728	3.64
Certificates over $100,000	207,107	1,365	2.61	272,665	2,450	3.56

Total Interest Bearing Deposits	3,112,816	12,196	1.55	3,027,700	16,498	2.16

Total Deposits	3,804,530			3,626,828
Short-term borrowings	626,764	1,913	1.21	460,989	1,835	1.58
Long-term debt	399,374	5,586	5.55	380,133	5,484	5.72
Company obligated mandatorily redeemable
preferred securities	76,500	1,793	9.30	76,500	1,793	9.30

Total Interest Bearing Liabilities	$4,215,454	$21,488	2.02%	$3,945,322	$25,610	2.58%
Other noninterest bearing liabilities	58,394			51,988

Total Liabilities	4,965,562			4,596,438
Minority Interest	150			150
Redeemable Class A Common Stock	36,261			33,862
Shareholders' equity	417,004			389,412

Total Liabilities and Equity	$5,418,977			$5,019,862

Net interest income		$48,540			$52,234

Net interest spread			3.48%			4.03%
Net interest margin			3.81%			4.43%

(1)     Interest income includes $2,061 and $2,111 in 2003 and 2002 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)     Net of unearned discount and includes nonaccrual loans and leases.
(3)    Excluding net unrealized gain (loss) on available-for-sale securities.
(4)    Before deducting the reserve for credit losses.

	For the Nine Months Ended September 30,
	(unaudited)
	2003			2002
	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield
	(dollars in thousands)
Assets
Loans and Leases (2)
Commercial and other	$895,587	$37,833	5.65%	$859,953	$41,002	6.37%
Commercial real estate	1,196,298	57,390	6.41	1,052,803	57,843	7.35
Agricultural	440,936	19,576	5.94	414,278	21,096	6.81
Residential real estate	774,341	35,352	6.10	736,117	39,450	7.17
Consumer	335,158	17,870	7.13	335,992	20,258	8.06
Tax-exempt	122,852	7,449	8.11	107,878	6,948	8.61

Total Loans and Leases	3,765,172	175,470	6.23	3,507,021	186,597	7.11
Reserve for Credit Losses	(61,859)			(56,568)

Net Loans and Leases	3,703,313			3,450,453
Securities (3)
Mortgage-backed	755,539	22,021	3.90	771,794	31,021	5.37
Other taxable	196,759	3,991	2.71	114,915	2,930	3.41
Tax-exempt	181,859	10,250	7.54	199,377	11,368	7.62

Total Securities	1,134,157	36,262	4.27	1,086,086	45,319	5.58
Federal funds sold	12,213	97	1.06	16,037	200	1.67
Other earning assets	4,234	95	3.00	4,202	117	3.72

Total Earning Assets (4)	$4,915,776	$211,924	5.76%	$4,613,346	$232,233	6.73%
Cash and due from banks	151,647			138,909
Other non interest earning assets	281,570			252,482

Total Assets	$5,287,134			$4,948,169

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$651,875			$566,116
Interest bearing deposits
Savings and NOW accounts	464,736	$1,095	0.32%	417,278	$1,625	0.52%
Money market checking	247,976	261	0.14	235,840	448	0.25
Money market savings	1,138,716	11,155	1.31	953,415	7,798	1.09
Savings certificates	1,004,322	21,864	2.91	1,197,130	35,678	3.98
Certificates over $100,000	223,015	4,681	2.81	272,241	7,977	3.92

Total Interest Bearing Deposits	3,078,765	39,056	1.70	3,075,904	53,526	2.33

Total Deposits	3,730,640			3,642,020
Short-term borrowings	556,297	5,284	1.27	412,014	4,906	1.59
Long-term debt	410,623	17,178	5.59	352,632	15,452	5.86
Company obligated mandatorily redeemable
preferred securities	76,500	5,380	9.40	76,500	5,380	9.40

Total Interest Bearing Liabilities	$4,122,185	$66,898	2.17%	$3,917,050	$79,264	2.71%
Other noninterest bearing liabilities	68,869			55,076

Total Liabilities	4,842,929			4,538,242
Minority Interest	150			150
Redeemable Class A Common Stock	35,524			32,782
Shareholders' equity	408,531			376,995

Total Liabilities and Equity	$5,287,134			$4,948,169

Net interest income		$145,026			$152,969

Net interest spread			3.59%			4.02%
Net interest margin			3.94%			4.43%

(1)     Interest income includes $6,053 and $6,257 in 2003 and 2002 to adjust to a fully taxable basis using the federal statutory rate of 35%.
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

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

	Nine Months Ended September 30,
	2003 vs. 2002
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans and leases (1)	$13,735	$(24,862)	$(11,127)
Taxable securities	2,512	(10,451)	(7,939)
Tax-exempt securities (1)	(999)	(119)	(1,118)
Federal funds sold	(48)	(55)	(103)
Other interest earning assets	1	(23)	(22)

Total interest earning assets	$15,201	$(35,510)	$(20,309)

Interest bearing liabilities:
Savings and NOW accounts	$248	$(778)	$(530)
Money market accounts	1,257	1,913	3,170
Savings certificates	(7,191)	(9,919)	(17,110)
Short-term borrowings	1,718	(1,340)	378
Long-term debt	2,541	(815)	1,726

Total interest bearing liabilities	(1,427)	(10,939)	(12,366)

Change in net interest income	$16,628	$(24,571)	$(7,943)

(1)	Interest income includes $6,053 in 2003 and $6,257 in 2002 to adjust to a fully taxable basis using the federal statutory rate of 35%.

Provision for Credit Losses. The provision for credit losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance for credit losses at an acceptable level to cover losses inherent in the portfolio as of the reporting date. The provision for credit losses increased to $4.2 million for the third quarter of 2003 from $4.1 million for the same quarter in 2002. On a year-to-date basis, the provision for credit losses decreased to $10.4 million in 2003 from $11.0 million for the first nine months of 2002. Net charge-offs were $4.8 million during the third quarter of 2003 compared to $3.5 million for the same period in 2002 and $7.5 million during the first nine months of 2003 compared to $6.7 million for the same period in 2002. A single commercial real estate credit originated in our finance company subsidiary accounted for $4.3 million of the net charge-off total in the third quarter of 2003. Our ratio of reserve to total loans and leases decreased slightly to 1.57% at September 30, 2003 from 1.60% at September 30, 2002. Our reserve coverage on nonperforming loans and leases was 269% at

September 30, 2003 and 206% at September 30, 2002. For further discussion related to the allowance for credit losses, see the later section entitled “– Financial Condition – Reserve for Credit Losses.”

Noninterest Income. Noninterest income reflected a $4.5 million, or 24.9%, increase to $22.5 million for the third quarter of 2003 from the $18.0 million recorded in the third quarter of 2002. On a year-to-date basis, noninterest income was $67.7 million, a $13.7 million, or 25.3%, increase over the $54.1 million recorded in the first nine months of 2002. The major contributors to the significant increases in noninterest income were gains on sale of loans and securities. Gains on sale of loans increased by $9.6 million to $16.8 million in the first nine months of 2003, an increase of 133% from the $7.2 million recorded in the first nine months of 2002, as residential mortgage loan activity remained strong due largely to the refinancing of mortgages. With recent increases in longer-term interest rates, the pipeline of new residential mortgage loans has slowed, and a lower level of loan sales activity is expected in the fourth quarter of 2003 and into 2004.

In order to better balance our interest rate risk position, we sold shorter duration mortgage-backed securities with high prepayment rates and reinvested the proceeds in longer duration securities that better matched the duration of our liabilities. These securities sales, which took place during March and April 2003, resulted in securities gains of $5.9 million in the first nine months of 2003, compared to securities gains of $2.2 million in the first nine months of 2002.

The following table summarizes the components of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Service charges	$7,605	$7,619	$22,337	$21,377
Insurance	2,366	2,510	6,390	7,180
Trust	2,515	2,247	7,299	7,048
Brokerage	1,303	1,214	3,885	3,932
Gain on sale of loans	6,259	2,891	16,779	7,192
Other recurring noninterest income	2,385	1,205	5,045	4,019

Recurring noninterest income	22,433	17,686	61,735	50,748
Gain on sale of other assets	31	1	155	1,060
Gain on sale of securities	16	318	5,855	2,244

Total noninterest income	$22,480	$18,005	$67,745	$54,052

Noninterest Expense. Noninterest expense increased $2.0 million, or 5.1%, to $41.7 million in the third quarter of 2003 from $39.6 million in the third quarter of 2002. On a year-to-date basis, total noninterest expense increased $8.8 million, or 7.5%, to $124.8 million in 2003 from $116.1 million in 2002. Personnel costs, impacted by higher retirement expenses, contributed most significantly to the increase in noninterest expenses when comparing the first nine months of 2003 to the first nine months of 2002. All other noninterest expenses, exclusive of personnel costs, increased a total of $1.9 million, or 4.0%, when comparing those same nine-month periods.

The following table summarizes the components of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Salaries and wages	$19,757	$18,215	$57,644	$53,650
Employee benefits	5,236	5,241	17,507	14,663
Occupancy	2,820	2,593	8,410	7,739
Furniture and equipment	2,764	2,505	7,836	7,252
Printing, postage and telephone	1,641	1,551	5,060	4,702
Marketing	1,553	1,421	4,672	4,543
Data processing fees	2,668	2,257	7,651	6,777
Professional fees	1,040	1,271	2,490	3,358
Other real estate owned	66	23	226	61
FDIC premiums and examination fees	443	431	1,319	1,317
Amortization of intangibles	717	746	2,150	2,240
Other noninterest expense	2,946	3,381	9,865	9,773

Total noninterest expense	$41,651	$39,635	$124,830	$116,075

A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing recurring noninterest expense by tax-equivalent net interest income and recurring noninterest income. Gain on sale of securities and gains on sales of other assets are not components of recurring noninterest income and are not included in the calculation. Recurring noninterest expense does not include amortization of intangibles, certain losses, and other expenses that are not part of normal operations. Our operating efficiency ratio was 57.2% for the third quarter of 2003 compared to 55.5% for the third quarter of 2002. On a year-to-date basis, the ratio was 59.0% for the nine months ending September 30, 2003 compared to 55.8% for the same period in 2002.

Income Taxes. The provision for income taxes was $7.8 million for the quarter ended September 30, 2003 compared to $8.2 million for the same period in 2002. On a year-to-date basis, the provision for income taxes decreased to $24.6 million in 2003 from $24.8 million in 2002. Comparing the third quarter of 2003 to the same period in 2002, our effective tax rate increased to 33.7% from 33.5%. Our effective tax rate increased to 34.4% for the first nine months of 2003 from 33.7% for the same period in 2002. Our effective tax rate increased primarily as a result of the branch sale that occurred during the second quarter of 2003.

Financial Condition

Loan and Lease Portfolio. The following table presents the components of our gross loans and lease portfolio:

	At September 30, 2003		At December 31, 2002
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(in thousands)
Commercial and other	$915,874	23.3%	$872,597	23.7%
Commercial real estate	1,202,424	30.5	1,052,194	28.6
- Construction	90,288	2.3	76,460	2.1
Agricultural	471,264	12.0	436,364	11.9
Residential real estate	757,530	19.2	768,068	20.9
- Construction	22,091	0.6	23,546	0.6
Consumer	344,406	8.7	332,428	9.0
Tax-exempt	135,405	3.4	118,465	3.2

Total	$3,939,282	100.0%	$3,680,122	100.0%

Our total loan and lease portfolio increased to $3.9 billion at September 30, 2003 from $3.7 billion at December 31, 2002. Commercial loans increased by $43.3 million, or 5.0%, during the first nine months of 2003. Commercial real estate loans increased by $164.1 million, or 14.5%, during the first nine months of 2003, with over half of the increase taking place in the Twin Cities market. Agricultural loans increased by $34.9 million, or 8.0%, during the first nine months of 2003, with the increase being primarily seasonal in nature. Residential real estate loans decreased by $12.0 million, or 1.5%, as most of our new first mortgages are being sold in the secondary market. These sales resulted in gains on sale of loans of $16.8 million in the first nine months of 2003 as residential mortgage loan activity remained strong due largely to the refinancing of mortgages. Consumer loans increased $12.0 million, or 3.6%, and tax-exempt loans increased by $16.9 million, or 14.3%, during the first nine months of 2003.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets were $27.7 million at September 30, 2003, a decrease of $4.2 million, or 13.1%, from the $31.9 million level at December 31, 2002. Nonperforming assets as a percentage of total loans, leases and other real estate owned (“OREO”) decreased to .70% as of September 30, 2003 from .87% as of December 31, 2002. Approximately $7.6 million, or 27.3% of our nonperforming assets, are commercial and commercial real estate credits originated in our finance company subsidiary. This finance company subsidiary, which had a total loan and lease portfolio of $28.4 million at September 30, 2003 compared to $45.9 million at December 31, 2002, is in the process of winding down operations and is no longer accepting new loan applications. Accruing loans and leases 90 days or more past due totaled $6.2 million at September 30, 2003, compared to $3.4 million at December 31, 2002.

Our nonperforming assets are summarized in the following table:

	September 30	December 31
	2003	2002
	(dollars in thousands)
Nonaccrual loans and leases	$22,638	$28,782
Restructured loans and leases	290	323

Total nonperforming loans and leases	22,928	29,105
Other real estate owned (OREO)	4,788	2,805

Total nonperforming assets	$27,716	$31,910

Accruing loans and leases 90 days or more past due	$6,249	$3,407

Nonperforming loans and leases to total loans and leases	0.58%	0.79%
Nonperforming assets to total loans, leases and OREO	0.70	0.87
Nonperforming assets and accruing loans and leases 90
days or more past due to total loans, leases and OREO	0.86	0.96

Reserve for Credit Losses. At September 30, 2003, the reserve for credit losses was $61.7 million, an increase of $2.9 million or 5.0% from the balance of $58.8 million at December 31, 2002. At September 30, 2003, the reserve for credit losses as a percentage of total loans and leases was 1.57%, compared to 1.60% at December 31, 2002.

Activity in the reserve for credit losses for the following periods is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$62,315	$57,385	$58,799	$53,716
Charge-offs:
Commercial and other	207	508	1,672	3,427
Commercial real estate	4,406	2,468	4,584	2,510
Agricultural	--	198	103	302
Residential real estate	23	147	171	210
Consumer	479	617	1,662	1,803

Total charge-offs	5,115	3,938	8,192	8,252
Recoveries:
Commercial and other	72	169	169	753
Commercial real estate	--	5	16	92
Construction	--	--	--	4
Agricultural	48	46	63	113
Residential real estate	39	36	54	66
Consumer	146	134	440	481

Total recoveries	305	390	742	1,509

Net charge-offs	4,810	3,548	7,450	6,743
Provision for credit losses	4,220	4,126	10,376	10,990

Balance at end of period	$61,725	$57,963	$61,725	$57,963

Average loans and leases	$3,862,828	$3,595,962	$3,765,172	$3,507,021
Annualized net charge-offs to average loans and leases	0.49%	0.39%	0.26%	0.26%
_____________________________________________

Reserve as a percentage of:
Period-end loans and leases	1.57%	1.59%
Nonperforming loans and leases	269.22	206.24
Nonperforming assets	222.71	193.64

Securities.     Our investment portfolio, including available-for-sale securities and held-to-maturity securities, increased by $77.0 million to $1.2 billion at September 30, 2003 from $1.1 billion at December 31, 2002. We increased the size of the investment portfolio during the first nine months of 2003, with the majority of the increase due to purchases of hybrid adjustable rate mortgage-backed securities that have a fixed coupon for three years and a variable coupon that resets annually thereafter. We also sold shorter duration mortgage backed securities with high prepayment rates and reinvested the proceeds in longer duration securities that better matched the duration of our liabilities in the first nine months of 2003. These actions reduced the level of asset sensitivity in our balance sheet and provided us with a more balanced interest rate risk position. These securities sales resulted in securities gains of $5.9 million in the first nine months of 2003, compared to securities gains of $2.2 million in the first nine months of 2002.

Deposits.     Total deposits were $3.9 billion at September 30, 2003, compared to $3.8 billion at December 31, 2002. Noninterest bearing deposits decreased $6.4 million, or less than 1.0%, to $717.7 million at September 30, 2003 from $724.1 million at December 31, 2002. Interest bearing deposits increased $165.1 million, or 5.5%, to $3.2 billion at September 30, 2003, compared to $3.0 billion at December 31, 2002.

Borrowings.     Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, and Federal Home Loan Bank (“FHLB”) advances, increased $143.1 million or 28.0% to $654.6 million at September 30, 2003 from $511.5 million at December 31, 2002. The increased use of short-term borrowings as a funding source was the result of our loan growth outpacing our deposit growth in the first nine months of 2003 and the use of short-term borrowings to fund growth in the investment portfolio during this same period.

Long-term debt. Long-term debt consists primarily of FHLB advances and $65.0 million of privately-placed senior debt. FHLB advances decreased $36.0 million to $314.8 million at September 30, 2003 from $350.8 million at December 31, 2002.

Company Obligated Mandatorily Redeemable Preferred Securities. The $76.5 million in outstanding Company Obligated Mandatorily Redeemable Preferred Securities at September 30, 2003 qualifies as Tier I capital under guidelines of the Federal Reserve.

Capital Management. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board’s implementation of FDICIA defines “well-capitalized” institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. We have maintained our capital at the “well-capitalized” level in each of these categories in the past and expect to do so in the future. The capital ratios of the Subsidiary Banks in each of these categories met or exceeded the “well-capitalized” ratios as of September 30, 2003.

The following table compares our consolidated capital ratios with the minimum requirements for well-capitalized and adequately capitalized banks as of September 30, 2003:

			Minimum Requirements
	September 30 2003	December 31 2002	Well Capitalized	Adequately Capitalized
Tier I capital to risk-weighted assets	10.31%	10.44%	6.00%	4.00%
Total capital to risk-weighted assets	11.56	11.70	10.00	8.00
Tier I capital to average tangible assets	8.03	7.86	5.00	4.00

Payment of dividends to us by the subsidiary banks is subject to various limitations by bank regulators, which includes maintenance of certain minimum capital ratios.

Liquidity Management. The objective of liquidity management is to assure the continuous availability of funds to meet our financial commitments. We use an asset liability management committee (“ALCO”) as part of our risk management process. ALCO is responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving our financial objectives. ALCO meets regularly to review funding capacity, current and forecasted loan demand, investment opportunities, and liquidity positions as outlined in our asset liability policy. With this information, ALCO guides changes in the balance sheet structure to provide for adequate ongoing liquidity.

Several factors provide for a favorable liquidity position. The first is the ability to acquire and retain funds in the local markets we serve. This in-market funding provides a historically stable source of funding and represented approximately 85% of total liabilities at September 30, 2003. Our available-for-sale securities portfolio is a secondary source of liquidity because of its readily marketable nature and predictable stream of maturities. While we prefer to fund the balance sheet with in-market funding sources, another source of liquidity is our ready access to regional and national wholesale funding markets, including federal funds purchased, Federal Home Loan Bank advances, and brokered deposits. As of September 30, 2003, we also had available $30.0 million of borrowing capacity under an unsecured credit facility. As of September 30, 2003, there were no advances outstanding under this facility. This credit facility is used primarily for contingency purposes.

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

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2003. There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)       The Company is filing the following exhibits with this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During the quarter ended September 30, 2003, and during the period from September 30, 2003 until the date of this Quarterly Report, the Company filed or furnished the following Current Reports on Form 8-K:

A Current Report on Form 8-K dated October 08, 2003, which disclosed the issuance of a press release under Item 5,was filed by the Company with the Securities and Exchange Commission on October 09, 2003. The press release announced that the Company had named Pat Donovan as Executive Vice President and Chief Operating Officer of Bremer Financial Corporation.

A Current Report on Form 8-K dated October 28, 2003, which disclosed the issuance of a press release under Item 12, was furnished by the Company to the Securities and Exchange Commission on October 28, 2003. The press release described the Company’s financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 12, 2003	BREMER FINANCIAL CORPORATION
By: /s/ Stan K. Dardis Stan K. Dardis President and Chief Executive Officer (Principal Executive Officer)
By: /s/ Stuart F. Bradt Stuart F. Bradt Controller (Chief Accounting Officer)