Form 10-K
period 2003-12-31
BREMER FINANCIAL CORP
filed 2004-03-23
CIK 846616

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

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

(Registrant’s telephone number, including area code: (651) 227-7621)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Class A Commoon Stock, no par value.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of REgulation S-K is not contained herein, and will not be contained, to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10_K.      X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).    Yes      No   X

Based upon the $36.68 per share price at which shares of class A common stock of the Company were last sold before June 30, 2003, the aggregate value of the Company’s shares of class A common stock held by non-affiliates as of such date was approximately $27.7 million. All of the Company’s class B common stock is owned by the Otto Bremer Foundation, an affiliate of the Company.

As of March 18, 2004, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

BREMER FINANCIAL CORPORATION
Annual Report on Form 10-K
for the year ended December 31, 2003

INDEX

Page
Documents Incorporated by Reference

Cross Reference Sheet

PART I

Item 1.     Business

Item 2.     Properties

Item 3.     Legal Proceedings

Item 4.      Submission of Matters to a Vote of Security Holders

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6.     Selected Financial Data

Item 7.     Management’s Discussion and Analysis of
                  Financial Condition and Results of Operations

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Item 8.      Financial Statements and Supplementary Data

Item 9.      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure

Item 9A.   Controls and Procedures

PART III

Item 10 through Item 14. See “Documents Incorporated by Reference” (Page ii)

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K

Signatures	ii iii 1 9 9 9 10 13 14 33 34 60 60 60 60 63

i

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:

Parts of Annual Report on Form 10-K		Documents Incorporated by Reference
Part II Item 5. Part III Item 10. Item 11. Item 12. Item 13. Item 14.

Market for Registrant’s Common Equity
and Related Stockholder Matters

Directors and Executive Officers
of the Registrant

Executive Compensation

Security Ownership of Certain Beneficial
Owners and Management and Related
Stockholder Matters

Certain Relationships and Related
Transactions

Principal Accountant Fees and Services

Reference is made to the portions described
herein of the final Prospectus of the
Company dated April 20, 1989 filed with the
Securities and Exchange Commission on April 20, 1989.

Reference is made to the Registrant’s
definitive proxy statement (“Proxy Statement”), which
will be filed with the Securities and
Exchange Commission (“Commission”) within 120 days
after December 31, 2003.

Reference is made to the Registrant’s Proxy
Statement.

Reference is made to the Registrant’s Proxy
Statement.

Reference is made to the Registrant’s Proxy
Statement.

Reference is made to the Registrant’s Proxy
Statement.

ii

CROSS REFERENCE SHEET

Between Items in Part III
of Form 10-K and
Proxy Statement
Pursuant to Paragraph G-4 of General Instructions to Form 10-K

Item Number and Caption	Subject Headings In Proxy Statement
Item 10. Item 11. Item 12. Item 13. Item 14.	Directors and Executive Officers of the Registrant

Executive Compensation

Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters

Certain Relationships and Related Transactions

Principal Accountant Fees and Services	Information About Nominees for Election as
Directors, Information About Executive
Officers of the Company

Compensation of Executive Officers and
Directors

Principal Stockholders

Certain Transactions

Accountants

iii

PART I

Certain statements in this Annual Report on Form 10-K and in the documents incorporated by reference herein constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended (“Exchange Act”). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “intends,” “expects” and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in “Risk Factors” filed with this Annual Report on Form 10-K as Exhibit 99.1, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

ITEM 1.   BUSINESS

General

Bremer Financial Corporation is a regional financial services company with $5.7 billion in assets as of December 31, 2003, operating 11 subsidiary banks and 104 offices in Minnesota, Wisconsin and North Dakota. We offer a wide range of banking and related products and services, including transaction and savings deposits, commercial, consumer, agricultural and real estate loans, mortgage origination services, insurance, trust, and retail brokerage services. From December 31, 1999 to December 31, 2003, we increased our asset base from $3.9 billion to $5.7 billion, resulting from a combination of internal growth and growth through bank and branch acquisitions within our three-state market area. During the same period, our loans and leases increased from $2.5 billion to $4.0 billion, and our deposits increased from $2.8 billion to $4.1 billion.

Business Developments

New Branches. As part of our ongoing Twin Cities expansion strategy, we opened a new office in White Bear Lake in October 2003 and two new offices located in Plymouth and in downtown Minneapolis in January 2003. Each of the offices provides a full range of banking services, with the downtown Minneapolis office focusing on Private Banking.

Sale of Branches. In May 2003, we sold two rural branches in Edgerton and Leota, Minnesota, to a local community bank headquartered in that area. The transaction included $15 million in deposits, $16 million in loans, and the bank facilities in those communities. We originally acquired these branches in 1999 as part of our larger purchase of a Twin Cities-based banking company.

History

Otto Bremer incorporated Bremer Financial Corporation in December 1943 to consolidate his majority stock holdings in community banks located throughout Minnesota, Wisconsin and North Dakota. Mr. Bremer formed the Otto Bremer Foundation in 1944 to own Bremer Financial Corporation’s stock. Today we are owned by the foundation and the employees and directors of the company. The foundation is organized as a non-profit trust for charitable, educational and religious purposes for the benefit of individuals and entities who are residents of or are located in Minnesota, Wisconsin, North Dakota and Montana. The foundation is a key part of our community-based philosophy. Earnings from its investment in us and other investments are returned to the bank communities in the form of grants and program-related investments. In 2003, the Otto Bremer Foundation made over $23.0 million in grants to over 700 community organizations and programs.

From our incorporation in 1943 and through the late 1980s, we relied on our existing community banks to generate loan and deposit growth in our market area. From 1990 through 2003, we augmented this growth through 11 bank and branch acquisitions totaling approximately $1 billion of assets and $1.4 billion of deposits. We use bank and branch acquisitions to fill in gaps in our geographic markets in order to provide better customer service and leverage existing operations.

Beginning in 1999, our expansion focus has been primarily in higher growth metropolitan areas such as Minneapolis/St. Paul and Fargo/Moorhead.

Our Strategy

We seek to be the preeminent community bank in the markets we serve. Our strategy for achieving this objective includes:

      •    Providing distinctive, community banking to our customers by:

        »  providing personalized service through a relationship management approach

We seek to identify the total financial services needs of our clients and provide them with individualized solutions to those needs. We emphasize a sales approach in which a relationship manager is responsible for selling the entire range of our services to our customer base, as opposed to assigning sales people from each product area to a specific client. In this role, our relationship managers work in tandem with representatives from our product areas to develop an effective client solution. As a result, our relationship managers gain a more thorough understanding of their clients’ needs, and clients gain more convenient access to our diverse product line. To implement this relationship management focus, we have instituted comprehensive training programs and modified our information systems to better measure the breadth of each customer relationship and the effectiveness of our relationship managers’ cross selling efforts.

       »  offering a wide variety of innovative financial products to our customers

Our clients use a wide variety of financial services beyond the traditional banking products, and we work with them to identify their particular needs and tailor our services to meet those needs. As our clients’ needs have evolved, we have established new competencies in e-commerce, cash management, international banking, specialized financing, private banking, estate and financial planning, and asset management.

       »  local decision-making

We believe customers in our markets seek banking relationships managed by a decision-maker who can deliver a prompt response to their requests. As smaller, independent banks have been acquired by national, multi-bank holding companies, we believe that the personal relationships that these customers maintained with the management of such banks have increasingly eroded, and the banks’ responsiveness and general service levels have declined. Consistent with our long history of community banking, we operate under a management philosophy of local market decision-making by each of our subsidiary banks. Each of our 11 subsidiary banks is separately chartered with its own officers and board of directors who usually are members of the local community. Management of each Bremer subsidiary bank has a high degree of flexibility in responding to local market demands.

       »  using our unique ownership structure to reinvest in the communities we serve

Over the last three years, the foundation has distributed more than $66.0 million in the states we serve in the form of grants and program-related investments. Directing most of its grants to non-profit organizations in the communities we serve not only contributes to the economic well being of those communities but also improves our brand recognition.

      •    Investing in technology

We are committed to investing in technology to improve product offerings, improve security protection, reduce product costs and provide more convenient service to our customers. Here are a few significant highlights from 2003:

»	Infrastructure improvements. We replaced all desktop computers throughout the company and most of our servers to keep our systems current with the capacity needed to make them effective and safe. We also moved to a more centralized server management environment, which will improve reliability and security.

»	Security. Among other business continuity efforts, we have built a “hot site” that houses redundant servers for our critical systems. We have also implemented better tools to address the frequent software upgrades required to maintain security protection.

»	Branch technology. We have released a new deposit origination and maintenance system which has streamlined operations and significantly reduced the time it takes to service a new deposit customer, thus allowing our branch personnel more time to focus on sales activities.

»	Internal application development. We have developed customer centered applications around our relationship management process that will allow us to improve sales effectiveness.

      •    Increasing penetration in our existing markets

To make us more accessible and convenient to our customers, we pursue a strategy of in-market expansion to fill in gaps in our market coverage through opening new branches, acquiring competing banks or branches, and investing in technology-based delivery channels. Examples of this strategy include:

»	the October 2003 opening of a new branch in White Bear Lake;

»	the January 2003 opening of two new branches in Plymouth and downtown Minneapolis;

»	our May 2001 acquisition of 11 branches from Firstar Corporation (the "Branch Acquisition"), which substantially improved customer access in the Minneapolis/St. Paul area; and

»	the acquisition of Northwest Savings Bank in 2000, which brought our services to New Richmond, Wisconsin, a rapidly-growing community located between St. Paul and our banking offices in western Wisconsin.

      •    Leveraging our holding company structure

We have centralized many critical subsidiary bank administrative and support functions at the holding company level, including:

»	policy development in areas such as loans, investments, asset liability management, compliance, data security, accounting, and personnel, and standardized procedures to support the policies;

»	customer support services in areas such as loan servicing, deposit servicing, and call center operations;

»	investment portfolio management, interest rate risk management, purchasing, management of insurance coverage, employee benefits, credit examination, technology support, and accounting;

»	specialized expertise in areas such as cash management, international banking, loan workout, taxation, and compliance; and

»	management of key vendor relationships, including those vendors supplying data processing, item processing, ATM services, audit services, computer software and hardware, and equipment and supplies.

We believe that standardizing certain policies, procedures and products and centralizing administrative functions allow subsidiary bank management and personnel to concentrate on individual customer service and community relations. Further, we reduce bank expenses and can consistently and efficiently implement system-wide banking policies and practices.

Our Banks

Our 11 subsidiary banks are located in Minnesota, Wisconsin and North Dakota. At December 31, 2003, they ranged in size from $73.8 million to $1.9 billion in total assets and from $60.6 million to $1.4 billion in total deposits. Each of our banks is a community bank that provides a full range of commercial and consumer banking services, primarily to customers within its market area. All of our banks are nationally chartered, operate under the name of Bremer Bank, National Association, and are regulated by the Office of the Comptroller of the Currency. The locations, total assets and total deposits of our banks are as follows:

Location of Subsidiary Bank Charter	Branch Locations	Assets	Deposits
(in thousands as of December 31, 2003)
Alexandria, MN Brainerd, MN Grand Forks, ND International Falls, MN Marshall, MN Menomonie, WI	Alexandria, MN (2)
Brandon, MN
Breckenridge, MN
Fergus Falls, MN
Morris, MN
Starbuck, MN
Wahpeton, ND

Brainerd, MN (2)
Aitkin, MN
Baxter, MN (2)

Grand Forks, ND (2)
Crookston, MN
Fisher, MN
Fordville, ND
Gilby, ND
Grafton, ND
Hoople, ND
Larimore, ND
St. Thomas,ND
Shelly, MN
Warren, MN

International Falls, MN

Marshall, MN
Redwood Falls, MN

Menomonie, WI (3)
Amery, WI
Bayfield, WI
Colfax, WI
Danbury, WI
Deer Park, WI
Eau Galle, WI
Elk Mound, WI
Frederic, WI
Knapp, WI
La Pointe, WI
New Richmond, WI
Rock Falls, WI
Siren, WI
Washburn, WI

		$446,492 $285,974 $580,839 $ 73,833 $194,030 $500,583	$311,348 $195,602 $396,612 $ 60,649 $148,918 $381,189

Location of Subsidiary Bank Charter	Branch Locations	Assets	Deposits
(in thousands as of December 31, 2003)
Minot, ND Moorhead, MN St. Cloud, MN South St. Paul, MN Willmar, MN	Minot, ND (3)
Berthold, ND
Carrington, ND
Devils Lake, ND (2)
Max, ND
Minnewaukan, ND
Richardton, ND
Rugby, ND

Moorhead, MN
Fargo, ND (2)
Casselton, ND
Detroit Lakes, MN
Leonard, ND
Lisbon, ND
Perham, MN

St. Cloud, MN (2)
Rice, MN
Sartell, MN
Sauk Rapids, MN

South St. Paul, MN
St. Paul, MN (4)
Minneapolis, MN (3)
Arden Hills, MN
Brooklyn Center, MN
Brooklyn Park, MN
Eagan, MN
Eden Prairie, MN
Edina, MN
Inver Grove Heights, MN
Maplewood, MN
Milaca, MN
Minnetonka, MN
Ogilvie, MN
Plymouth, MN
Princeton, MN
Richfield, MN
Roseville, MN
St. Anthony, MN
St. Louis Park, MN
Watertown, MN
White Bear Lake, MN
Zimmerman, MN

Willmar, MN (2)
	Hutchinson, MN	$ 419,312 $ 529,925 $ 545,190 $1,932,166 $ 215,681	$ 331,057 $ 297,600 $ 369,210 $1,446,729 $ 148,183

Communities Served By Our Banks

We operate in 84 communities across Minnesota, Wisconsin and North Dakota. Beginning in 1999, we have been expanding significantly in more urban metropolitan areas, including Minneapolis/St. Paul, Fargo/Moorhead, and St. Cloud. Before that time, we had our strongest market presence in communities outside major metropolitan areas. In Minnesota, these non-metropolitan communities are a blend of agricultural-based areas in the southwestern portion of the state and more recreational and resort-based communities in west central Minnesota. Our North Dakota communities are in primarily agricultural-based areas located along the Red River Valley and in western North Dakota surrounding the Minot trade area. In Wisconsin, our locations are concentrated on the western side of the state. In our markets located outside the major metropolitan areas, we generally are first or second in deposit market share.

Beginning in 1999, most of our expansion has been in higher-growth metropolitan areas. The primary areas targeted for future expansion are expected to continue to be in the corridor from Minneapolis/St. Paul to St. Cloud and in the Fargo/Moorhead area. Although we have maintained charter banks in St. Cloud and South St. Paul for many years, our metropolitan area market share has not been substantial. The acquisition of Dean Financial Services, Inc. in 1999 added eight additional branch offices in the metropolitan Minneapolis/St. Paul area, and the 2001 Branch Acquisition added another 11 offices in that area. In 2003, we opened three additional offices in the Minneapolis/St. Paul area. We have also opened a number of offices in the rapidly growing Fargo/Moorhead area during the last few years.

Lending Activities

We maintain a diversified loan portfolio consisting of commercial, commercial and residential real estate, agricultural, consumer and tax-exempt loans.

Commercial Loans.   Loans in this category include term loans and operating lines of credit primarily for manufacturing, wholesale, or retail businesses. While we rely on the borrower’s business operations as the principal source of repayment, we also generally obtain personal guarantees and security interests in inventory, receivables, and equipment as collateral support for the loans. We utilize standard advance rates in determining amounts that can be advanced for each collateral type. Approximately 70% of our commercial loan portfolio consists of short-term floating rate advances that are normally secured by inventory and receivables. The remaining 30% of the commercial loan portfolio consists of fixed rate loans typically amortizing over approximately five years and secured by equipment.

Commercial Real Estate Loans.   Our commercial real estate portfolio, which includes interim commercial real estate construction, consists primarily of loans to business customers who occupy the property or use the property for income production. Commercial real estate loans generally are made for up to 80% of appraised value or cost and typically have a term of five years with 15 to 20 year amortization. Approximately 47% of our commercial real estate loans are fixed rate loans and 53% are adjustable rate loans.

Agricultural Loans.    Our agricultural loans include term loans secured by farm property or equipment and operating loans used for commodity production. Our agricultural customers and agricultural-based communities are diversified across the three states we serve, and we extend credit to 12 different areas of commodity production, including crops, dairy, and livestock. Approximately 76% of our agricultural loans are short-term floating rate loans. The remainder of the agricultural loans are fixed rate loans with terms generally under five years.

Residential Real Estate Loans.   The residential real estate portfolio includes home equity loans, first mortgage residential real estate loans, and some construction loans. The construction loans are typically made to builders on homes under construction that have been pre-sold. Loan to value ratios for home equity loans typically range from 80% to 100%. Approximately 27% of our home equity loans are fixed rate loans with terms of five to 12 years. The remaining 73% of our home equity loans are floating rate lines of credit. First mortgage residential real estate lending is generally conducted in compliance with secondary market underwriting guidelines, and most newly originated fixed rate first mortgage loans are sold into the secondary market. The first mortgage residential real estate loans that we keep in our portfolio are generally adjustable rate loans and often involve vacation homes in our recreational and resort-based communities.

Consumer Loans.  Loans in this category include automobile loans, home improvement loans and personal lines of credit. In addition to our direct lending operations, our subsidiary banks also purchase indirect retail installment sales contracts primarily from automobile dealers, certain recreational vehicle dealers, and certain sport recreation dealers where the selling dealer is well known to us and located in our primary trade area. Approximately 80% of our consumer loans are fixed rate loans with terms of three to five years.

Tax-Exempt Loans.   Tax-exempt loans and leases are made to qualifying organizations located within our primary trade area.

Deposits

We emphasize developing relationships with individuals and business customers in order to increase our deposit base. We offer a broad range of competitively priced deposit products designed to meet the individual needs of our customers, including checking accounts, money market accounts, savings accounts and certificates of deposit. Deposits in our banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits (currently $100,000). Deposit product development is the primary responsibility of our holding company marketing and retail delivery departments, with input and feedback from the subsidiary banks’market managers. Pricing of products is generally consistent among all of our banks, with bank market managers having some local authority to modify pricing on certain products to meet the market and/or the local competition.

Other Products and Services

We operate various financial services subsidiaries, which provide insurance, trust and other fiduciary services. The subsidiaries allow us to offer a full range of products and services to our customers. On a consolidated basis, these other financial services subsidiaries historically have accounted for less than 10% of our annual earnings.

Bremer Trust, National Association.   Bremer Trust, National Association has trust powers and offers trust and other fiduciary services in the majority of our markets. Services that Bremer Trust provides to our customers include serving as trustee, investment agent, custodian, personal representative, and as a conservator for individuals, businesses, and public and tax-exempt organizations. Bremer Trust directly serves as an investment advisor for the proprietary stock and bond mutual funds we offer to our trust client accounts. It also operates on a limited basis as a registrar and transfer agent. As of December 31, 2003, Bremer Trust had 75 employees. Our total trust revenues for 2003 were $9.9 million.

Bremer Insurance Agencies, Inc.   Bremer Insurance Agencies, Inc. is an independent insurance agency with offices in Minnesota, Wisconsin and North Dakota, representing many different insurance companies. This gives agency personnel the ability to tailor coverage to meet the differing needs of our diverse customer base. The agency’s book of business is generated by selling personal, life, health, commercial and agricultural insurance products. In 2003, Bremer Insurance generated insurance commissions of $9.5 million and, as of December 31, 2003, it had 92 employees.

Brokerage Services.   In January 2004, we introduced our new name, Bremer Investments. Bremer Investments provides consumer investment products and services at our subsidiary bank offices through INVEST Financial Corporation of Tampa, Florida. We have an agreement with INVEST to deliver investment services to our customers through our branch network, and we receive a portion of the commissions earned by the investment representatives in those branches. We had $5.6 million in brokerage commissions in 2003.

Subsidiaries No Longer Conducting New Business Activities.   Bremer Life Insurance Company was formed as a reinsurer of credit life and credit accident and health insurance sold by the Bremer banks. In 2003, we discontinued selling credit life and disability insurance products through Bremer Life Insurance Company and replaced them with a bank product. Bremer Business Finance Corporation is a subsidiary originally formed in 1996 that was engaged in secured lending activities. Bremer Business Finance Corporation discontinued accepting new loan applications in 2003, and its loan portfolio has declined to $20.0 million at December 31, 2003 from $45.9 million at December 31, 2002.

Operations and Administration

We provide a broad range of services to the individual subsidiaries in order to augment the capacities of the subsidiary banks’ management and to achieve many of the synergies of a larger company.

Operations Center.   Back-office operations for all banks are housed in an operations center in Lake Elmo, Minnesota, into which we moved in December 2002. We use a third-party provider for delivery of most data and item processing services for Bremer and its subsidiaries. We have entered into contracts for these services that extend through May 2008. Some of the operations of this third party provider are located in our operations center.

Credit.   We evaluate and approve credit at the individual subsidiary bank level through individual and senior lending officer credit authorities. In addition, each bank has a senior credit committee and a director’s credit committee that review and approve larger credits. The director’s credit committee can approve credit up to the individual bank limit.

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

Risk Management.   The risk management division is an independent unit that assists us in managing risk throughout the organization. This is done through consulting, monitoring, and performing independent audits and examinations of banks, other subsidiaries, and corporate support functions. The director of risk management has a direct reporting relationship to the holding company’s board of directors and the boards of the operating entities. Risk management consists of credit examination, internal audit, and compliance administration and counsel.

•	Credit examination reviews our loan portfolio on a regular basis. The frequency of examination is based on a risk assessment and provides for more frequent examinations for units exhibiting higher risk factors.

•	Internal audit conducts periodic operational, compliance and internal control reviews of all of our subsidiary banks and system-wide operations and reports its findings to the boards of directors.

•	Compliance administration and legal counsel provide assistance to the banks in meeting their consumer compliance responsibilities.

Asset Liability and Investment Portfolio Management.   We operate using a centralized treasury function. The asset liability committee of the holding company is responsible for developing appropriate risk management policies and for monitoring asset liability activities to assure that they are conducted within established risk parameters. The treasurer has day-to-day responsibility for our overall interest rate risk, liquidity, and investment portfolio management.

Finance.   We have established policies for capital expenditures, accounting policy, capital adequacy and dividends. In addition, we monitor the performance of our individual subsidiaries and coordinate the reporting process, the strategic planning process and annual profit planning.

Human Resources.   Our human resources division has established standard salary administration procedures, and our subsidiary banks administer these standards at their level. Employee benefits are standardized and administered by the holding company.

Marketing.   Our marketing division manages our branding efforts to assure that consistent messages are communicated in all of our external communications.

Competition

We conduct business in the highly competitive financial services industry. The financial services industry in which we compete is comprised of commercial banks, thrifts, credit unions, investment banks, brokerage houses, money managers, mortgage banks, insurance companies and other providers of financial products and services. These firms compete with us for loans, deposits, trust services, investment products and a host of other financial products and services.

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

Employees

As of February 29, 2004, we had 1,632 full-time equivalent employees. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance plans, and 401(k) plans. In addition, all the employees have the opportunity to invest in our class A common stock. None of our employees is a member of a collective bargaining unit. We consider our relationship with our employees to be good.

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

Substantially all of the current offices and branches of the subsidiary banks are owned, with the primary exception of those located in leased space in downtown St. Paul and Minneapolis, Minnesota, and small leased spaces in supermarkets. Our bank facilities range in size from 391 square feet to 52,280 square feet.

ITEM 3.   LEGAL PROCEEDINGS

There are no material legal proceedings pending other than ordinary routine litigation incidental to our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2003 to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR REGISTRANT’'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established trading market for the shares of our class A common stock. To the best of our knowledge, during the period from May 18, 1989 (the closing date of the registered initial public offering of Bremer’s class A common stock) through February 29, 2004, a majority of the purchases and sales of shares of the class A common stock have consisted of transfers effected upon the exercise of the options described in the portions of Bremer’s Prospectus dated April 20, 1989 (“Prospectus”) entitled “Description of Capital Stock — Description of Class A Common Stock — Restrictions on Transfer” on page 62 of the Prospectus and “Description of Capital Stock — Description of Class A Common Stock First Call Option to Company” on page 64 of the Prospectus (which portions are hereby incorporated by reference pursuant to Rule 12b-23 under the Securities Exchange Act of 1934). We are not obligated to purchase any shares of class A common stock from a holder upon the exercise of a put option if the purchase price paid for the shares subject to the put option, when added to the purchase price paid for all previous purchases of class A common stock during the preceding twelve-month period, would exceed 10% of our net worth as of the date of such purchase. As of December 31, 2003, our net worth, including redeemable class A common stock, was $467.4 million, and 10% of our net worth and redeemable class A common stock was $46.7 million.

During the period from January 1, 2003 through February 29, 2004, we did not directly purchase any shares of class A common stock but assigned to various parties our options to purchase a total of 109,236.9984 shares. These options were assigned to the Bremer Financial Corporation Employee Stock Ownership Plan (“ESOP”) (8,971.3837 shares), the Bremer Banks Profit Sharing Plus Plan (66,896.6147 shares), executives and directors under the Executive Stock Purchase Plan (33,269.0000 shares), and certain directors of subsidiary banks (100.0000 shares). To the best of our knowledge, shares purchased by these parties upon exercise of these assigned options were the only transfers of shares of class A common stock effected during the period from January 1, 2003 through February 29, 2004. The sales price of the shares of class A common stock in such transactions occurring during that period ranged from $36.17 to $46.50 per share. These prices were equal to either the per share book value of the class A common stock as shown in our consolidated balance sheet dated as of the last day of the immediately preceding fiscal quarter or, and only with respect to shares transferred that had been held for employees in the ESOP, the per share fair market value as determined by an independent appraiser. At December 31, 2003, the most recent date for which a per share book value for the class A common stock is available, such value was $38.95.

To the best of our knowledge, no brokers are used to sell the shares of class A common stock, and there are no market makers for the class A common stock. The Company has sold none of its equity securities during the three years ended December 31, 2003.

Holders

As of February 29, 2004, there were 1,321 holders of record of the shares of class A common stock.

Dividends

The subsidiary banks’ ability to pay dividends to the parent and the parent’s ability to pay dividends to holders of the class A common stock are restricted and limited. The restrictions on payments of dividends are described in Note R of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. Each of the subsidiary banks is subject to extensive regulation regarding the payment of dividends and other matters. All subsidiary banks are nationally chartered and are regulated by the Office of the Comptroller of the Currency. In addition, because the deposits of our subsidiary banks are insured up to the applicable limit (currently $100,000) by the

FDIC, all of the subsidiary banks are subject to regulation by the FDIC. The parent and the foundation, as bank holding companies, are regulated by the Board of Governors of the Federal Reserve System.

Dividends from Subsidiary Banks.   A substantial portion of our cash flow and income is derived from dividends paid to us by the subsidiary banks, and restrictions on the payment of such dividends could affect the payment of dividends by the parent. With regard to the subsidiary banks, and in addition to the statutory prohibition against the withdrawal of any portion of a national bank’s capital and certain statutory limitations on the payment of dividends, the approval of the Comptroller is required for the payment of any dividend by any national bank if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus. The Comptroller also has issued a banking circular emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank’s current and expected earnings stream, the bank’s need to maintain an adequate capital base, and other factors.

In addition to the foregoing limitations, the appropriate federal banking agency could take the position that it has the power to prohibit a national bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices.

The payment of dividends by any national bank also is affected by the requirements to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Comptroller. The Comptroller has issued capital adequacy regulations for national banks subject to the Comptroller’s primary supervision. These regulations provide for a minimum Tier 1 capital to total assets (leverage) ratio of 4.00% for the most highly-rated banks and a minimum total capital to risk-weighted assets (total capital) ratio of 8.00%. These guidelines and regulations further provide that capital adequacy is to be considered on a case-by-case basis in view of various qualitative factors that affect a bank’s overall financial condition. Most banking organizations are expected to maintain a leverage ratio of 100 to 200 basis points above this minimum, depending on their financial condition. The subsidiary banks are in compliance with the Comptroller’s minimum capital guidelines. See the discussion of the capital adequacy guidelines set forth in the portion of Part II of this Form 10-K entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management.”

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

As of December 31, 2003, the subsidiary banks had retained earnings of $31.7 million which were available for distribution to the parent as dividends in 2004 subject to regulatory and administrative restrictions. Of this amount, approximately $24.4 million was available for distribution without obtaining the prior approval of the appropriate bank regulator. In 2003 and 2002, the subsidiary banks paid total dividends to the parent of $32.2 million and $59.8 million. The range of dividend payouts (dividends paid divided by net income) was 0.0% to 137.5% in 2003 and 24.3% to 116.5% in 2002.

Under the ESOP, and at the option of the ESOP’s Administrator, cash dividends declared on the shares of class A common stock held by the ESOP will be allocated to the ESOP participants. To the extent that cash dividends declared on the class A common stock held by the ESOP are distributed to the participants (whether directly or indirectly), the dividends will be deductible to us for income tax purposes. Any dividends paid in the form of class A common stock with respect to shares allocated to the individual participants’ accounts will be allocated to such accounts.

Under the Profit Sharing Plan, all cash dividends paid on the class A common stock are allocated to the accounts of the participants holding shares of the class A common stock in their profit sharing accounts. All such proceeds are available to the participants for investment under the Profit Sharing

Plan in accordance with the terms and conditions of the Profit Sharing Plan. All dividends paid in the form of class A common stock will be allocated to the account of the participant in which the shares are held. In no event will dividends paid on the class A common stock held by the participants’ accounts within the Profit Sharing Plan be forfeited or otherwise allocated and held by the trustees of the Profit Sharing Plan.

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

We declared and paid dividends to the foundation and all other holders of our class A common stock of $21.6 million in 2003 and $19.8 million in 2002. We paid $5.4 million of dividends in each of the four quarters of 2003 and in the final quarter of 2002 and $4.8 million of dividends in each of the first three quarters of 2002. The dividend yield, which consists of dividends paid during the year divided by shareholders’ equity as of the last day of the preceding year, was 5.0% and 5.1% for the years ended December 31, 2003 and 2002.

ITEM 6.    SELECTED FINANCIAL DATA

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

	At or for the year ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share data)
Operating results
Total interest income	$274,162	$298,741	$329,078	$314,171	$263,967
Net interest income	185,770	195,059	171,666	150,989	139,053
Net interest income (1)	193,973	203,374	179,806	159,051	146,370
Provision for credit losses	14,805	18,161	12,054	8,338	8,321
Noninterest income	86,780	74,643	67,738	54,217	52,465
Noninterest expense	164,543	159,129	148,673	126,630	121,944
Net income	61,092	61,649	51,626	45,781	40,111
Dividends	21,600	19,800	19,200	16,680	15,840
Average balances
Total assets	$5,354,962	$4,997,860	$4,656,013	$4,010,098	$3,584,460
Securities (2)	1,165,642	1,088,518	1,104,541	1,001,031	1,043,771
Loans and leases (3)	3,802,654	3,540,323	3,210,537	2,749,662	2,315,105
Total deposits	3,788,738	3,647,435	3,461,900	2,982,220	2,679,237
Short-term borrowings	573,608	427,309	450,407	423,258	391,396
Long-term debt	403,248	369,045	252,929	215,009	156,708
Mandatorily redeemable preferred securities	76,500	76,500	53,164	--	--
Redeemable class A common stock	36,061	32,960	29,758	26,677	24,650
Shareholders' equity	414,700	379,044	342,216	306,781	283,467
Period-end balances
Total assets	$5,671,289	$5,259,543	$5,094,064	$4,192,596	$3,851,485
Securities (2)	1,314,440	1,126,501	1,201,645	951,627	1,038,372
Loans and leases (3)	3,964,015	3,679,669	3,498,839	2,915,601	2,542,897
Total deposits	4,050,976	3,750,329	3,806,018	3,106,082	2,849,946
Short-term borrowings	639,358	511,476	448,912	441,746	427,431
Long-term debt	381,291	417,678	315,923	232,660	215,832
Mandatorily redeemable preferred securities	76,500	76,500	76,500	--	--
Redeemable class A common stock	37,394	34,728	31,193	28,324	25,029
Shareholders' equity	430,033	399,368	358,719	325,715	287,847

Financial ratios
Return on average assets (4)	1.14%	1.23%	1.11%	1.14%	1.12%
Return on average equity (5)	13.55	14.96	13.88	13.73	13.02
Average equity to average assets (5)	8.42	8.24	7.99	8.32	8.60
Tangible equity to assets (5)	6.58	6.39	5.67	7.37	7.09
Dividend payout	35.36	32.12	37.19	36.43	39.49
Net interest margin (1)	3.89	4.38	4.15	4.22	4.34
Operating efficiency ratio (6)	58.61	57.24	60.06	59.38	61.33
Reserve to total loans and leases	1.49	1.60	1.54	1.57	1.65
Net charge-offs to average loans and leases	0.39	0.37	0.26	0.17	0.24
Per share of common stock (5)
Net income-basic and diluted	$5.09	$5.14	$4.30	$3.82	$3.34
Dividends paid per share	1.80	1.65	1.60	1.39	1.32
Book value	38.95	36.17	32.49	29.50	26.07

(1) (2) (3) (4) (5) (6)	Tax-equivalent basis (TEB).
Includes securities held-to-maturity and securities available-for-sale.
Net of unearned discount and includes nonaccrual loans and leases.
Calculation is based on income before minority interests.
Calculation includes shareholders' equity and redeemable class A common stock.
Noninterest expense as a percentage of tax-equivalent net interest income and noninterest income.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Application of Critical Accounting Policies

In preparing the financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. A summary of our significant accounting policies can be found in Note A to the consolidated financial statements, and many of these policies are relatively straightforward. However, management has identified the accounting policies described below as those that are critical to an understanding of our consolidated financial statements and management’s discussion and analysis due to the judgments, estimates and assumptions inherent in those policies.

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

Reserves for Credit Losses.   In general, determining the amount of the reserve for credit losses requires the use of significant judgment and estimates by management. We maintain an allowance for credit losses to absorb probable losses in the loan and lease portfolio based on a quarterly analysis of the portfolio and expected future losses. Reserves for credit losses include charges to reduce the recorded balances of loans receivable and real estate to their estimated net realizable value or fair value, as applicable. The policy for accounting for the reserves for credit losses is described in the later section entitled “- Financial Condition – Reserve for Credit Losses” and in Note A to the consolidated financial statements.

Investment and Mortgage-Backed Securities.   Investments in marketable equity and debt securities are classified into three categories – held to maturity, available for sale, or trading – pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of December 31, 2003, no investments were classified as trading securities. Held-to-maturity securities, which are valued at amortized historical cost, represent investments for which we have the ability and intent to hold to maturity and may be sold only under very limited circumstances. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, and the resultant allocation to redeemable class A common stock reflected as a separate component of shareholders’ equity until realized. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Management periodically evaluates investment and mortgage-backed securities for other than temporary declines in fair value. Declines in fair value of individual investment and mortgage-backed securities below their amortized cost that are deemed to be other than temporary are written down to current market value and included in earnings as realized losses in the period the securities are deemed to be impaired. The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors in making this assessment. Those factors include but are not limited to the length and severity of the decline in value and changes in the credit quality of the issuer or underlying assets. There were no investment and mortgage-backed securities which management identified to be other-than-temporarily impaired for the year ended December 31, 2003. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

Interest Income Recognition.   We recognize interest income by methods that conform to generally accepted accounting practices within the banking industry. Interest income is accrued on loan and lease balances based on the principal amount outstanding. Loans and leases are reviewed regularly by management and placed on nonaccrual status when the collection of interest or principal is unlikely. The accrual of interest on loans and leases is suspended when the credit becomes 90 days or more past due, unless the loan or lease is fully secured and in the process of collection. Thereafter, no interest is recognized as income unless received in cash or until such time the borrower demonstrates the ability to pay interest and principal.

Goodwill and Other Intangible Assets.   SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, SFAS No. 147, “Acquisitions of Certain Financial Institutions,” establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At December 31, 2003, we had $84.2 million of goodwill, which is not subject to periodic amortization, and $18.3 million in other intangible assets, which is subject to periodic amortization. The largest components of our other intangible assets at December 31, 2003 were core deposit premiums at $14.1 million, $13.5 million of which is the result of the Branch Acquisition in 2001, and mortgage servicing rights at $1.9 million. Other intangibles are being amortized on the basis of estimated remaining life. The core deposit premium related to the Branch Acquisition is being amortized over an estimated remaining deposit life of 10 years from the date of acquisition.

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

We have performed the annual impairment tests on our goodwill assets and have concluded that the recorded value of goodwill was not impaired as of December 31, 2003. There are many assumptions and estimates underlying the determination of impairment. Impairment testing is based on a determination of value of each reporting unit, using readily available market and earnings data for comparable publicly-traded organizations within the same time period, and comparing that calculation of value to the current book value of the unit. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and our goodwill is impaired, which would result in us recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Retirement Plan Accounting.   As discussed in Note M of the Notes to the Consolidated Financial Statements, we provide pension benefits to substantially all employees. As of year end 2003, the fair value of the qualified pension plan assets was $55.2 million, compared to an accumulated benefit obligation at that date of $47.0 million. We account for these plans in accordance with SFAS No. 87 “Employers’ Accounting for Pensions,” which requires us to make a number of economic and other assumptions that can have a significant impact on amounts recorded in our income statement and statement of financial position. Assumptions regarding long-term discount rates and the expected return on pension plan assets can have the most material impact on our financial results and funding requirements.

The SFAS No. 87 discount rate is used to calculate the present value of pension obligations and the service cost and interest components of net periodic pension cost. It is intended to represent the rate at which pension benefit obligations could be settled by purchase of an annuity contract. Lower discount rate assumptions have the effect of increasing the service cost and interest cost components of pension expense, while higher discount rates have the opposite effect. The SFAS No. 87 discount rate used in calculating the 2003 pension expense was 6.75%, compared to 7.25% for 2002. The SFAS No. 87 discount rate which will be used in calculating 2004 pension expense is 6.00%. Each 25 basis point reduction in the 2004 discount rate assumption of 6.0% would increase our 2004 pension expense by approximately $350 thousand.

The SFAS No. 87 expected return on pension plan assets is our long-term expectation of the annual earnings rate on the pension fund and is determined by looking at historical trends, current expectations for certain asset categories based on broad equity and bond indices and the Company’s actual and targeted asset allocation. Higher expected return assumptions have the effect of decreasing pension costs while lower assumptions have the opposite effect. As of December 31, 2003, 70% of the Company’s pension plan assets were invested in a diversified mix of domestic and foreign equity securities and 30% in debt and other investments. Our expected return on pension assets used to determine 2003 pension expense was 9.0% compared to 10.0% for 2002. Our expected return as of January 1, 2004 used to determine 2004 pension expense was 8.50%. Each 25 basis point reduction in the 2004 expected rate of return would increase our 2004 pension expense by approximately $140 thousand.

Recent Accounting Pronouncements and Developments

Note A to the consolidated financial statements discusses new accounting policies adopted by us during 2003 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of the financial review and the Notes to the consolidated financial statements.

Overview

Earnings.   We reported net income of $61.1 million or $5.09 basic and diluted earnings per share for the year ended December 31, 2003. This compares to net income of $61.6 million or $5.14 basic and diluted earnings per share in 2002 and $51.6 million or $4.30 basic and diluted earnings per share in 2001. Return on average equity was 13.55% in 2003, as compared to 14.96% in 2002 and 13.88% in 2001. Return on average assets was 1.14% in 2003, 1.23% in 2002 and 1.11% in 2001.

Assets.   Total assets at December 31, 2003 increased $411.7 million, or 7.8%, to $5.7 billion from $5.3 billion at December 31, 2002. During 2002, assets increased $165.5 million, or 3.2%, from $5.1 billion at December 31, 2001. Loans and leases net of unearned discount as a percentage of total assets were 69.9% at December 31, 2003, compared to 70.0% at December 31, 2002 and 68.7% at December 31, 2001.

Acquisitions.   One acquisition impacted our operating results during the three year period ended December 31, 2003. In May 2001, we completed the Branch Acquisition. This added approximately $715 million in deposits and $320 million in loans to our subsidiary bank operating in Minneapolis/St. Paul. Of the $320 million of loans acquired, approximately $150 million were loans originated in the branch locations, primarily home equity and other consumer credit. The remaining loans were primarily middle-market commercial loans originated in the commercial banking group.

The following pro forma financial information was prepared assuming the Branch Acquisition had been completed at January 1, 2001:

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net Interest Income	$185,770	$195,059	$177,191
Net Income	$61,092	$61,649	$51,917
Net Income Per Share	$5.09	$5.14	$4.33

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

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities. In addition, the table shows resultant yields or costs, net interest income, net interest spread and net interest margin:

	Years ended December 31,
	2003			2002			2001
	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield
	(dollars in thousands)
Assets
Loans and leases (2)
Commercial and other	$889,830	$49,783	5.59%	$856,382	$53,671	6.27%	$804,688	$64,462	8.01%
Commercial real estate	1,225,989	77,215	6.30	1,067,489	77,308	7.24	923,695	77,063	8.34
Agricultural	444,097	26,011	5.86	421,631	28,205	6.69	409,463	34,535	8.43
Residential real estate	779,172	46,635	5.99	749,459	52,623	7.02	668,943	55,625	8.32
Consumer	336,321	23,523	6.99	335,661	26,704	7.96	318,502	28,885	9.07
Tax-exempt	127,245	10,190	8.01	109,701	9,395	8.56	85,246	7,880	9.24

Total Loans and Leases	3,802,654	233,357	6.14	3,540,323	247,906	7.00	3,210,537	268,450	8.36
Reserve for credit losses	(61,984)			(57,122)			(49,964)

Net Loans and Leases	3,740,670			3,483,201			3,160,573
Securities
Mortgage-backed	781,291	29,599	3.79	771,653	39,853	5.16	720,043	43,885	6.09
Other taxable	200,139	5,373	2.68	120,887	3,962	3.28	176,825	8,175	4.62
Tax-exempt	184,212	13,795	7.49	195,978	14,940	7.62	207,673	15,961	7.69

Total Securities	1,165,642	48,767	4.18	1,088,518	58,755	5.40	1,104,541	68,021	6.16
Federal funds sold	12,593	128	1.02	15,031	244	1.62	15,313	569	3.72
Other earning assets	4,249	113	2.66	4,194	151	3.60	4,624	178	3.85

Total Earning Assets (3)	$4,985,138	$282,365	5.66%	$4,648,066	$307,056	6.61%	$4,335,015	$337,218	7.78%
Cash and due from banks	152,753			145,321			142,388
Other noninterest earning assets	279,055			261,595			228,574

Total Assets	$5,354,962			$4,997,860			$4,656,013

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$668,457			$584,071			$480,949
Interest bearing deposits
Savings and NOW accounts	468,406	$1,386	0.30%	424,950	$2,134	0.50%	344,738	$3,178	0.92%
Other interest bearing checking	250,228	334	0.13	238,338	574	0.24	195,261	1,123	0.58
Money market savings	1,202,457	15,954	1.33	952,847	10,596	1.11	892,428	26,999	3.03
Savings certificates	979,158	27,885	2.85	1,177,926	45,125	3.83	1,264,654	70,683	5.59
Certificates over $100,000	220,032	6,005	2.73	269,303	10,153	3.77	283,870	16,270	5.73

Total Interest Bearing Deposits	3,120,281	51,564	1.65	3,063,364	68,582	2.24	2,980,951	118,253	3.97

Total Deposits	3,788,738			3,647,435			3,461,900
Short-term borrowings	573,608	7,202	1.26	427,309	6,587	1.54	450,407	17,959	3.99
Long-term debt	403,248	22,453	5.57	369,045	21,340	5.78	252,929	16,215	6.41
Company obligated mandatorily redeemable
preferred securities	76,500	7,173	9.38	76,500	7,173	9.38	53,164	4,985	9.38

Total Interest Bearing Liabilities	$4,173,637	$88,392	2.12%	$3,936,218	$103,682	2.63%	$3,737,451	$157,412	4.21%
Noninterest bearing liabilities	61,957			65,417			65,489

Total Liabilities	4,904,051			4,585,706			4,283,889
Minority interest	150			150			150
Redeemable class A common stock	36,061			32,960			29,758
Shareholders' equity	414,700			379,044			342,216

Total Liabilities and Equity	$5,354,962			$4,997,860			$4,656,013

Net interest income		$193,973			$203,374			$179,806

Net interest spread			3.55%			3.97%			3.57%
Net Interest margin			3.89%			4.38%			4.15%

(1)	Interest income includes $8,203, $8,315 and $8,140 in 2003, 2002 and 2001 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Before deducting the reserve for credit losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

	Year Ended December 31,
	2003 vs. 2002			2002 vs. 2001
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans and leases (1)	$18,369	$(32,918)	$(14,549)	$27,575	$(48,119)	$(20,544)
Taxable securities	4,364	(13,207)	(8,843)	(251)	(7,994)	(8,245)
Tax-exempt securities (1)	(897)	(248)	(1,145)	(899)	(123)	(1,022)
Federal funds sold	(40)	(76)	(116)	(10)	(315)	(325)
Other interest earning assets	2	(40)	(38)	(16)	(10)	(26)

Total interest earning assets	$21,798	$(46,489)	$(24,691)	$26,399	$(56,561)	$(30,162)

Interest bearing liabilities:
Savings and NOW accounts	$403	$(1,151)	$(748)	$408	$(1,452)	$(1,044)
Money market and other interest bearing checking	2,108	3,010	5,118	3,607	(20,559)	(16,952)
Savings certificates	(9,474)	(11,914)	(21,388)	(5,688)	(25,987)	(31,675)
Short-term borrowings	2,255	(1,640)	615	(921)	(10,451)	(11,372)
Long-term debt	1,978	(865)	1,113	7,444	(2,319)	5,125
Mandatorily redeemable preferred securities	--	--	--	2,188	--	2,188

Total interest bearing liabilities	(2,730)	(12,560)	(15,290)	7,038	(60,768)	(53,730)

Change in net interest income	$24,528	$(33,929)	$(9,401)	$19,361	$4,207	$23,568

(1)	Interest income includes $8,203, $8,315 and $8,140 in 2003, 2002 and 2001 to adjust to a fully taxable basis using the federal statutory rate of 35%.

Tax-equivalent net interest income for 2003 was $194.0 million, a decrease of 4.6% from the 2002 total of $203.4 million. Tax-equivalent net interest income in 2002 increased 13.1% from $179.8 million in 2001. The decrease in net interest income in 2003, as our net interest margin declined to 3.89% in 2003 from 4.38% in 2002, was primarily due to the effects of historically low interest rates. Net interest margin has declined for six consecutive quarters through the fourth quarter of 2003. The average yield on our earning assets declined 95 basis points when comparing 2003 with 2002. Meanwhile, largely as a result of competitive pressure in deposit markets and already historically low deposit rates, we were able to reduce the average cost of our interest bearing liabilities by only 51 basis points when comparing the same two periods. Offsetting some of the decline in net interest margin when comparing 2003 to 2002 was an increase in average earning assets which increased by $337.1 million or 7.3% in 2003 from 2002. Most of the increase in average earning assets was due to growth in loans. Average loans and leases increased by $262.3 million, or 7.4%, in 2003 from 2002.

The increase in net interest income in 2002 resulted primarily from our average earning assets, which increased by $313.1 million or 7.2% in 2002 from 2001. Most of this increase in average earning assets was also due to growth in loans, which increased by $329.8 million, or 10.3%, in 2002 from 2001. Also contributing to the increase in net interest income for 2002 was an increase in the net interest margin to 4.38% from 4.15% in 2001. As interest rates were declining in 2002, customer deposits were still migrating into lower yielding products which reduced the average annual cost of our interest bearing liabilities by 158 basis points when comparing 2002 with 2001. Offsetting some of this positive impact to the net interest margin was a 117 basis point decline in the average yield of earning assets between the same two periods.

Provision for Credit Losses.   We establish the provision for credit losses based on a quarterly assessment of the adequacy of the reserve for credit losses. The provision for credit losses was $14.8 million in 2003, $18.2 million in 2002 and $12.1 million in 2001. Net charge-offs were $14.7 million in 2003, $13.1 million in 2002 and $8.2 million in 2001. For further information regarding the provision for credit losses, see the section entitled “- Financial Condition — Reserve for Credit Losses.”

Noninterest Income.   Noninterest income was $86.8 million in 2003 compared to $74.6 million in 2002 and $67.7 million in 2001. The following table summarizes the components of noninterest income:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Service charges	$29,966	$28,908	$26,833
Insurance	9,346	10,195	10,282
Trust	9,933	9,418	9,443
Brokerage	5,559	5,150	4,550
Gain on sale of loans	19,302	12,640	9,375
Gain on sale of other assets	509	1,070	376
Gain on sale of securities	5,856	2,244	2,128
Other noninterest income	6,309	5,018	4,751

Total noninterest income	$86,780	$74,643	$67,738

Service charge income increased by 3.7% in 2003 from 2002 and 7.7% in 2002 from 2001. The Branch Acquisition in 2001 contributed significantly to the growth in service charge income during 2002. Brokerage revenue increased by 7.9% in 2003 and 13.2% in 2002. Trust revenue increased by 5.5% in 2003 after a decrease of 0.3% in 2002, while insurance revenue decreased by 8.3% in 2003 and by 0.8% in 2002. The Company stopped selling most single premium credit life and disability insurance during 2002 and discontinued the product completely in 2003, which caused the declines in insurance revenue. Gains on sales of loans resulted primarily from the sale of fixed rate residential real estate first mortgages into the secondary market. The higher volume of loan sales and resulting income has been due in large part to customer refinancing activity caused by historically low interest rates. Income from loan sales increased by 52.7% in 2003 and 34.8% in 2002. Securities sales in early 2003 resulted in securities gains of $5.9 million in 2003, compared to $2.2 million in 2002.

Noninterest Expense.   Noninterest expense increased $5.4 million, or 3.4%, in 2003 and $10.5 million, or 7.0%, in 2002. The following table summarizes the components of noninterest expense:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Salaries and wages	$76,247	$72,740	$65,703
Employee benefits	21,603	20,801	15,992
Occupancy	11,210	10,525	9,662
Furniture and equipment	10,651	9,602	10,075
Printing, postage and telephone	6,695	6,491	6,581
Marketing	6,140	5,775	6,951
Data processing fees	10,413	9,012	8,421
Professional fees	3,360	4,821	3,939
Other real estate owned	282	97	101
FDIC premiums and examination fees	1,753	1,743	1,616
Amortization of intangibles	2,866	2,986	6,653
Other noninterest expense	13,323	14,536	12,979

Total noninterest expense	$164,543	$159,129	$148,673

Personnel costs, which include salaries, wages and employee benefits, accounted for 59.5% of noninterest expense in 2003 and increased by $4.3 million, or 4.6%, from 2002 and $11.8 million, or 14.5%, from 2001 to 2002. Personnel expenses in 2003 increased due in part to the opening of three new branches during the year. During 2002, the ongoing operating costs related to our Branch Acquisition in May 2001 contributed significantly to our growth in personnel costs. In addition, employee benefit costs increased by $4.8 million, or 30.0%, from 2001 to 2002, primarily as a result of increased employee medical insurance and pension cost.

Excluding personnel costs, noninterest expense increased $1.1 million, or 1.7%, from 2002 to 2003. Other noninterest expense declined by $1.2 million when comparing these two periods. The higher level of other noninterest expense in 2002 was primarily related to transition costs associated with our move to a new operations center in 2002. Excluding personnel costs, noninterest expense decreased $1.4 million, or 2.1%, in 2002 from 2001. The adoption of new accounting rules in 2002, which eliminated the requirement to amortize goodwill arising from business combinations, reduced the amortization of intangibles by $3.7 million in 2002 compared to 2001.

A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing noninterest expense by tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 58.6% in 2003, 57.2% in 2002 and 60.1% in 2001. Our strategic goal is to move the operating efficiency ratio to 55.0% or below.

Income Taxes.   Income tax expense, which consists of provisions for federal and state income taxes, was $32.1 million for 2003 compared to $30.8 million in 2002 and $27.1 million in 2001. Our effective tax rate was 34.5% in 2003, 33.3% in 2002 and 34.4% in 2001. Our effective tax rate increased in 2003 primarily as a result of the branch sale that occurred during the second quarter of 2003.

Financial Condition

Loan and Lease Portfolio.   We maintain a diversified loan and lease portfolio consisting of commercial, commercial real estate, agricultural, residential real estate, consumer and tax-exempt loans and leases. The following table summarizes the components of our gross loan and lease portfolio:

	At December 31,
	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial and other	$900,395	22.7%	$872,597	23.7%	$883,099	25.2%	$717,936	24.6%	$596,680	23.4%
Commercial real estate	1,230,752	31.0	1,052,194	28.6	957,318	27.3	733,746	25.1	648,029	25.4
Construction	99,213	2.5	76,460	2.1	83,388	2.4	68,296	2.3	70,869	2.8
Agricultural	449,765	11.4	436,364	11.9	417,069	11.9	416,660	14.3	433,357	17.0
Residential real estate	780,351	19.7	768,068	20.9	708,334	20.2	578,876	19.8	450,812	17.7
Construction	23,041	0.6	23,546	0.6	19,300	0.6	18,051	0.6	15,274	0.6
Consumer	337,583	8.5	332,428	9.0	334,472	9.6	302,824	10.4	275,320	10.8
Tax-exempt	143,049	3.6	118,465	3.2	97,308	2.8	83,082	2.9	59,815	2.3

Total loans and leases	$3,964,149	100.0%	$3,680,122	100.0%	$3,500,288	100.0%	$2,919,471	100.0%	$2,550,156	100.0%

At December 31, 2003, our loan and lease portfolio of $4.0 billion was comprised of 59.8% commercial credit, 28.8% consumer credit and 11.4% agricultural credit. The loan and lease portfolio increased $284.0 million, or 7.7%, in 2003 and $179.8 million, or 5.1%, in 2002.

Our commercial portfolio is primarily secured with collateral consisting of inventory, receivables and equipment. We utilize standard advance rates in determining amounts that can be advanced for each collateral type. Advances secured by inventory and receivables are normally short-term floating rate advances. Equipment loans typically amortize over five years. The commercial portfolio increased by $27.8 million, or 3.2%, to $900.4 million as of December 31, 2003 following a decrease of $10.5 million in 2002 from 2001.

Our commercial real estate portfolio, which includes interim commercial real estate construction loans, consists primarily of loans to business customers who occupy the property or use the property for income production. Commercial real estate loans are generally made for up to 80.0% of appraised value or cost and typically have a term of five years with a 15 to 20 year amortization. We have added additional experienced staff in this area, particularly in the Twin Cities market, and as a result the commercial real estate portfolio increased $201.3 million, or 17.8%, in 2003 and $87.9 million, or 8.5%, in 2002.

Our agricultural loans include term loans secured by farmland or equipment, and operating loans used for commodity production. Our agricultural customers and agricultural-based communities are diversified across the three states we serve, and we extend credit to 12 different types of commodity producers. Agricultural loans increased to $449.8 million, an increase of $13.4 million, or 3.1%, in 2003 compared to an increase of $19.3 million, or 4.6%, in 2002. For our agricultural customers, 2003 was a fairly average year with respect to crop conditions and prices. Government support programs continue to play an important role in the overall economics of farm production. At December 31, 2003, agricultural loans represented 11.4% of our total loans and leases, down from 11.9% at December 31, 2002.

Residential real estate loans increased $11.8 million, or 1.5%, in 2003 and $64.0 million, or 8.8%, in 2002. The residential real estate portfolio includes home equity loans, first mortgage residential real estate loans, and some construction loans. The construction loans are typically made to builders on homes under construction that have been pre-sold. Home equity loans comprise approximately 83% of our $803.4 million in residential real estate loans as of December 31, 2003. Combined loan to value ratios for home equity loans typically range from 80.0% to 100.0%. The entire increase in residential real estate loans in 2003 and 2002 was in home equity loans, which increased $58.3 million, or 9.6%, in 2003 and $111.3 million, or 22.5%, in 2002. First mortgage residential real estate loans declined during each of the last two years, as most newly originated first mortgage residential real estate loans are sold into the secondary market.

Our consumer loan portfolio increased by $5.2 million, or 1.6%, in 2003 after a decrease of $2.0 million, or 0.6%, in 2002. As of December 31, 2003, approximately $152.3 million, or 45.1%, of the consumer portfolio consisted of indirect auto loans, generally to borrowers within our market area. The remainder of the portfolio consisted of direct consumer loans, with credit card loans making up only about 1.8% of the total consumer portfolio.

Tax-exempt loans and leases, which are made to qualifying organizations located within our primary trade area, increased by $24.6 million, or 20.8%, in 2003 and $21.2 million, or 21.7%, in 2002.

The following table summarizes the amount and maturity of the loan and lease portfolio as of December 31, 2003:

	At December 31, 2003, Maturing in
	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial and other	$490,588	$363,511	$46,296	$900,395
Commercial real estate	197,368	770,297	263,087	1,230,752
Construction	31,143	48,600	19,470	99,213
Agricultural	210,034	186,517	53,214	449,765
Residential real estate	50,033	596,901	133,418	780,352
Construction	20,759	2,124	158	23,041
Consumer	110,209	218,133	9,240	337,582
Tax-exempt	16,954	26,559	99,536	143,049

Total loans and leases	$1,127,088	$2,212,642	$624,419	$3,964,149

Loans and leases maturing after one year
Fixed interest rate		$992,302	$255,037	$1,247,339
Variable interest rate		1,220,340	369,382	1,589,722

Total		$2,212,642	$624,419	$2,837,061

Nonperforming Assets.   Nonperforming assets include nonaccrual loans, restructured loans, and other real estate acquired in loan settlements. The accrual of interest on loans and leases is suspended when the interest or principal payments are contractually past due 90 days or more, unless the loan is fully secured and in the process of collection. Payments received on nonaccrual loans are typically applied to principal and not recorded as income. Restructured loans generally continue to accrue interest but include concessions in terms as a result of the borrower’s deteriorated financial condition.

The following table presents comparative data for nonperforming assets:

	At December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Nonaccrual loans and leases	$20,058	$28,782	$20,307	$13,941	$16,608
Restructured loans and leases	280	323	499	50	48

Total nonperforming loans and leases	20,338	29,105	20,806	13,991	16,656
Other real estate owned (OREO)	3,598	2,805	1,616	3,658	527

Total nonperforming assets	$23,936	$31,910	$22,422	$17,649	$17,183

Accruing loans and leases 90 days or more past due	$3,284	$3,407	$2,995	$3,590	$4,753

Nonperforming loans and leases to total loans and leases	0.51%	0.79%	0.60%	0.48%	0.65%
Nonperforming assets to total loans, leases and OREO	0.60	0.87	0.64	0.61	0.68
Nonperforming assets and accruing loans and leases 90 days
or more past due to total loans, leases and OREO	0.69	0.96	0.73	0.73	0.86

Nonperforming assets were $23.9 million at December 31, 2003, compared to $31.9 million at the end of 2002 and $22.4 million at the end of 2001. Correspondingly, nonperforming assets as a percentage of total loans, leases, and other real estate owned decreased to 0.60% at December 31, 2003, compared to 0.87% in 2002 and 0.64% in 2001. Nonperforming loans and leases, including nonaccrual and restructured loans and leases, totaled $20.3 million, or 0.51% of total loans and leases, at December 31, 2003, versus $29.1 million, or 0.79% of total loans and leases, at December 31, 2002, and $20.8 million, or 0.60% of total loans and leases, at December 31, 2001. The $8.0 million decrease in nonperforming loans and leases between December 31, 2002 and December 31, 2003 was due to an improving economy and a decline in the level of nonperforming commercial credits originated in our finance company subsidiary, which were largely responsible for the increase in nonperforming assets during 2002.

Other real estate owned (“OREO”) increased to $3.6 million at December 31, 2003, compared to $2.8 million at December 31, 2002 and $1.6 million at December 31, 2001. The increase in OREO in 2003 was primarily due to the addition of one commercial real estate property with a carrying value of $1.4 million. We sold approximately $350.0 thousand of OREO properties during January 2004.

Reserve for Credit Losses.   We maintain a reserve for credit losses to absorb losses inherent in the loan and lease portfolio. The reserve is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio and, to a lesser extent, on unused commitments to provide financing. The reserve is increased by the provision for credit losses, which is charged against current period operating results, and decreased by the amount of charge-offs, net of recoveries. Our methodology for assessing the appropriateness of the reserve consists of several key elements, which include the formula reserve, specific reserves, and the unallocated reserve.

The formula reserve is calculated by applying loss factors to our outstanding loans and certain unused commitments. Loss factors for each loan type are based on our historical loss experience through the course of the business cycle and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Specific reserves are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula reserve.

The unallocated reserve is comprised of two elements. The first element recognizes the model and estimation risk associated with the formula and specific reserves. The second element is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific reserves. The conditions evaluated in connection with the unallocated reserve may include existing general economic and business conditions affecting our key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent duration of the current business cycle, and findings of our internal loan review examiners.

The reserve also incorporates the results of measuring impaired loans and leases as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition, and disclosures related to impaired loans and leases. A loan is considered impaired when management determines that it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan or lease agreement. Impairment is measured by the difference between the recorded investment in the loan or lease (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan’s effective rate, or the fair value of the collateral, if the loan is collateral dependent. Impairment is recognized by adjusting the reserve for credit losses.

The reserve for credit losses was $58.9 million, or 1.49% of total loans and leases, at December 31, 2003, compared to $58.8 million, or 1.60% of loans and leases, at December 31, 2002, and $53.7 million, or 1.54% of loans and leases, at December 31, 2001. Activity in the reserve for credit losses for the past five years is shown in the following table:

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Beginning of year	$58,799	$53,716	$45,895	$41,895	$37,019
Charge-offs:
Commercial and other	4,645	9,368	6,316	3,273	1,270
Commercial real estate	7,728	2,510	174	287	1,445
Construction	--	--	--	24	--
Agricultural	114	330	377	518	2,138
Residential real estate	855	301	422	320	351
Consumer	2,291	2,662	2,563	1,481	1,860

Total charge-offs	15,633	15,171	9,852	5,903	7,064

Recoveries:
Commercial and other	194	874	555	320	351
Commercial real estate	36	105	100	226	152
Construction	--	6	--	5	--
Agricultural	84	399	384	165	355
Residential real estate	57	70	35	64	36
Consumer	564	639	545	491	545

Total recoveries	935	2,093	1,619	1,271	1,439

Net charge-offs	14,698	13,078	8,233	4,632	5,625
Provision for credit losses	14,805	18,161	12,054	8,338	8,321
Reserve related to acquired assets	--	--	4,000	294	2,180

End of year	$58,906	$58,799	$53,716	$45,895	$41,895

Average loans and leases	$3,802,654	$3,540,323	$3,210,537	$2,749,662	$2,315,105
Annualized net charge-offs to average loans and leases	0.39%	0.37%	0.26%	0.17%	0.24%
Reserve as a percentage of:
Period-end loans and leases	1.49%	1.60%	1.54%	1.57%	1.65%
Nonperforming loans and leases	289.63	202.02	258.17	328.03	251.53
Nonperforming assets	246.09	184.27	239.57	260.04	243.82

Net charge-offs were $14.7 million in 2003, $13.1 million in 2002, and $8.2 million in 2001. Expressed as a percentage of average loans and leases, net charge-offs increased slightly to 0.39% in 2003 from 0.37% in 2002. Charge-offs of commercial loans decreased to $4.6 million in 2003 from $9.4 million in 2002. Charge-offs in 2003 included a $2.5 million charge-off in the fourth quarter related to a leveraged lease to a U.S. airline currently in bankruptcy. Charge-offs of commercial real estate loans increased to $7.7 million in 2003 from $2.5 million in 2002. This was primarily the result of charge-offs of $7.2 million during the second half of 2003 on two credits originated in our finance company subsidiary. The provision for credit losses was $14.8 million in 2003, $18.2 million in 2002, and $12.1 million in 2001.

The reserve to nonperforming loans and leases increased to 289.63% at December 31, 2003 from 202.02% at December 31, 2002 and 258.17% at December 31, 2001. The ratio of classified loans and leases, which include those loans and leases with an internal loan review rating of substandard, doubtful or loss, to total loans and leases was 2.9% at December 31, 2003 compared to 3.6% at December 31, 2002 and 3.7% at December 31, 2001.

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

The following table shows the allocation of the reserve for credit losses to sectors for each of the last five years:

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases
	(dollars in thousands)
Commercial and other	$18,052	22.7%	$22,400	23.7%	$18,800	25.2%	$12,800	24.6%	$10,200	23.4%
Commercial real estate	17,720	33.5	14,200	30.7	13,900	29.7	9,900	27.4	9,200	28.2
Agricultural	8,304	11.4	8,400	11.9	8,700	11.9	9,300	14.3	11,900	17.0
Residential real estate	4,639	20.3	4,400	21.5	3,600	20.8	1,900	20.4	1,900	18.3
Consumer	2,981	8.5	2,800	9.0	2,800	9.6	2,500	10.4	2,300	10.8
Tax-exempt	1,440	3.6	1,200	3.2	100	2.8	100	2.9	600	2.3
Unallocated	5,770	--	5,399	--	5,816	--	9,395	--	5,795	--

Total reserve	$58,906	100.0%	$58,799	100.0%	$53,716	100.0%	$45,895	100.0%	$41,895	100.0%

At December 31, 2003, the commercial portfolio includes $14.3 million of exposure to major U.S. airlines in the form of airplane leases, and $2.8 million of the commercial and other reserve allocation at that date is related to these airline leases. Approximately $5.8 million, or 9.8%, of the reserve for loan and lease losses is not allocated to specific credits at December 31, 2003, compared to $5.4 million, or 9.2%, at December 31, 2002, and $5.8 million, or 10.8%, at December 31, 2001.

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

The securities portfolio increased by $187.9 million, or 16.7%, to $1.3 billion at December 31, 2003 from $1.1 billion at December 31, 2002 and $1.2 billion at December 31, 2001. We sold $217.7 million of securities during 2003, resulting in a $5.9 million gain on sale of securities. An additional $419.7 million of securities matured during 2003. We reinvested all of the proceeds from sales and maturities in other securities during 2003 combined with funds from deposit growth and additional short-term borrowings to purchase $845.2 million in securities in 2003.

The following table presents the amortized cost and fair value of securities held on December 31, 2003:

	At December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale:
U. S. Treasury securities	$1,310	$4	$--	$1,314
U. S. government agency obligations	151,777	1,150	23	152,904
Obligations of state and political
subdivisions	21,114	1,230	--	22,344
Mortgage-backed securities	906,593	3,822	4,216	906,199
Equity securities	42,150	--	42,150
Other	11,014	3	--	11,017

Total securities available-for-sale	$1,133,958	$6,209	$4,239	$1,135,928

Securities held-to-maturity:
U. S. government agency obligations	$1,000	$56	$--	1,056
Obligations of state and political
subdivisions	177,512	8,745	423	185,834

Total securities held-to-maturity	$178,512	$8,801	$423	186,890

The following table presents the maturity of securities held at December 31, 2003 and the weighted average rates by range of maturity. The table includes projected payments on mortgage-backed securities. Certain equity securities, which include Federal Home Loan Bank stock and Federal Reserve Bank stock, do not have a stated face rate or maturity. Equity securities are presented in this table based on estimated rates at December 31, 2003:

	At December 31, 2003
	Amortized Cost
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Treasury securities and
obligations of U.S.
government agencies	$19,243	2.02%	$134,844	2.32%	$--	--%	$--	--%	$154,087	2.28%
Obligations of states and
political subdivisions (1)	25,600	7.96	70,412	7.52	98,606	7.03	4,008	6.06	198,626	7.30
Mortgage-backed securities	165,108	3.10	525,711	3.10	164,941	3.61	50,833	4.38	906,593	3.27
Equity securities	--	--	--	--	--	--	--	--	42,150	3.34
Other securities	11,014	1.42	--	--	--	--	--	--	11,014	1.42

Total Investment Securities	$220,965	3.48%	$730,967	3.38%	$263,547	4.89%	$54,841	4.50%	$1,312,470	3.75%

(1)	Yields are presented on a tax-equivalent basis to reflect the tax-exempt nature of these securities. The incremental federal statutory rate applied is 35%.

The average maturity of the portfolio was 48 months at December 31, 2003, with an average tax-equivalent yield to maturity on the portfolio of 3.75%, unrealized gains of $15.0 million and unrealized losses of $4.7 million. This compares to an average maturity of 38 months at December 31, 2002 and an average tax-equivalent yield to maturity of 4.98%, unrealized gains of $29.7 million, and unrealized losses of $88.0 thousand. At December 31, 2003, the market value of our securities was $1.3 billion, or $10.3 million over their amortized cost. This compares to a market value of $1.1 billion, or $29.7 million over amortized cost, at December 31, 2002.

Total Deposits.   Deposits increased by $300.6 million, or 8.0% in 2003, reversing a decrease of $57.7 million, or 1.5%, in 2002. Noninterest bearing deposits increased by $59.2 million, or 8.2%, in 2003, and $67.5 million, or 10.3%, in 2002. Savings, NOW, and money market accounts increased $491.0 million, or 29.3%, in 2003 and $36.7 million, or 2.2%, in 2002. The Company paid more aggressive rates for money market accounts compared to competitors in 2003 than it did in 2002, and this change in pricing approach was largely responsible for the improved deposit growth in 2003 compared to 2002.

Savings certificate balances decreased by $249.5 million, or 18.5%, in 2003, and $159.8 million, or 10.6%, in 2002. The continued decline in interest rates since 2001 made savings certificates a less attractive product option for customers. At December 31, 2003, 2002 and 2001, savings certificates included $10.0 million of deposits acquired through brokers.

The following table sets forth the distribution of our deposits by type:

	At December 31,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Noninterest bearing deposits	$783,260	19.3%	$724,102	19.3%	$656,651	17.3%
Savings and NOW accounts	488,457	12.1	460,454	12.3	411,193	10.8
Money market and other interest bearing checking	1,678,678	41.4	1,215,674	32.4	1,228,282	32.3
Time certificates of deposit:
Less than $100,000	890,304	22.0	1,096,297	29.2	1,241,710	32.6
$100,000 or more	210,277	5.2	253,802	6.8	268,182	7.0

	$4,050,976	100.0%	$3,750,329	100.0%	$3,806,018	100.0%

Included in interest bearing deposits at December 31, 2003 were $210.3 million of time deposits that had balances of $100,000 or more. Maturities of these time deposits are summarized as follows:

At December 31, 2003
(in thousands)
Three months or less	$54,042
Over three months to six months	36,851
Over six months to twelve months	55,156
Over twelve months	64,228

Total	$210,277

Short-Term Borrowings.   Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less, and advances under an unsecured revolving credit facility. Short-term borrowings increased 25.0% to $639.4 million at December 31, 2003 from $511.5 million at December 31, 2002 and from $448.9 million at December 31, 2001. Repurchase agreements with customers, which constitute 69.9% of short-term borrowings at December 31, 2003, increased to $446.8 million at the end of 2003 from $404.0 million at the end of 2002 and $371.8 million at the end of 2001. At December 31, 2003, 85.6% of the customer repurchase agreements were related to daily checking account sweep mechanisms that are part of our cash management product line. FHLB advances with maturities of one year or less increased to $118.0 million at the end of 2003 from $60.0 million at the end of 2002 and $35.0 million at the end of 2001. The increased use of short-term borrowings as a funding source was the result of our use of short-term borrowings to fund growth in the investment portfolio and to reduce FHLB long term advances. The total amount that can be borrowed currently under the unsecured revolving credit facility is $15.0 million. The facility is maintained primarily for contingency purposes. There were no advances outstanding under this short-term revolving credit facility at December 31, 2003 or at December 31, 2002 compared to $33.0 million at December 31, 2001.

The following table presents a summary of our short-term borrowings for the periods ended on the dates indicated:

	Federal Funds and Repurchase Agreements	Federal Home Loan Bank Borrowings	Treasury Tax and Loan Notes	Revolving Credit Facility
	(dollars in thousands)
Balance at December 31
2003	$519,759	$118,000	$1,599	$-
2002	449,970	60,000	1,506	-
Weighted average interest rate at December 31
2003	1.16%	1.09%	0.69%	-%
2002	1.24	1.53	1.11	-
Maximum amount outstanding at any month end
2003	$519,759	$239,023	$2,861	$-
2002	449,970	103,000	3,047	19,000
Average amount outstanding during the year
2003	$430,374	$142,300	$934	$-
2002	385,065	33,731	1,953	6,560
Weighted average interest rate during the year
2003	1.26%	1.19%	0.88%	-%
2002	1.45	2.01	1.52	4.48

Long-Term Debt.   Long-term debt, which includes senior notes, FHLB advances with original maturities of greater than one year, and installment promissory notes, decreased $36.4 million, or 8.7%, in 2003 following an increase of $101.8 million, or 32.2%, in 2002. The following table summarizes long-term debt for the last three years:

	At December 31,
	2003	2002	2001
	(in thousands)
Senior notes	$65,000	$65,000	$65,000
Federal Home Loan Bank borrowings	314,809	350,773	248,594
Installment promissory notes	1,482	1,905	2,329

Total	$381,291	$417,678	$315,923

We issued the senior notes in November 1999. The proceeds were used in connection with acquisitions. The installment promissory note obligations were also incurred in connection with acquisitions.

Company Obligated Mandatorily Redeemable Preferred Securities.   We issued $76.5 million of mandatorily redeemable preferred securities in two separate transactions in 2001 in conjunction with the Branch Acquisition. On February 22, 2001, we issued $16.5 million of 10.2% Capital Securities through Bremer Statutory Trust I (“BST”), and on May 8, 2001, we issued $60 million of 9.0% Cumulative Capital Securities through Bremer Capital Trust I (“BCT”). The proceeds of both of these offerings, combined with the proceeds from the sale by BST and BCT to the parent of their common securities, were invested by BST and BCT in Junior Subordinated Deferrable Interest Debentures (“debentures”) of our parent company. The debentures mature not earlier than July 15, 2006 and not later than July 15, 2031. At December 31, 2003, $76.5 million in Capital Securities qualified as Tier I capital under guidelines of the Federal Reserve.

Equity of Shareholders and Redeemable Class A Common Stock.   Shareholders’ equity and redeemable class A common stock was $467.4 million at December 31, 2003 compared to $434.1 million at December 31, 2002 and $389.9 million at December 31, 2001. Book value per share increased to $38.95 at December 31, 2003 from $36.17 at December 31, 2002 and $32.49 at December 31, 2001. Dividends paid per share increased to $1.80 in 2003 from $1.65 in 2002 and $1.60 in 2001. The dividends paid in 2003 of $21.6 million represented 5.0% of the equity of shareholders at December 31, 2002 and 35.4% of 2003 net income.

Capital Management.   The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board’s implementation of FDICIA defines “well-capitalized” institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. We have maintained our capital at the “well-capitalized” level in each of these categories in the past and expect to do so in the future. The capital ratios of the Subsidiary Banks in each of these categories met or exceeded the “well-capitalized” ratios as of December 31, 2003.

The following table compares the consolidated capital ratios with the minimum requirements for well capitalized and adequately capitalized banks:

	At December 31, 2003
		Minimum Requirements
Capital Category	Actual	Well Capitalized	Adequately Capitalized
Tier I capital to risk-weighted assets	10.51%	6.00%	4.00%
Total capital to risk-weighted assets	11.76	10.00	8.00
Tier I capital to average tangible assets	8.10	5.00	4.00

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

Several factors provide for a favorable liquidity position. The first is the ability to acquire and retain funds in the local markets we serve. This in-market funding provides a historically stable source of funding and represented approximately 86% of total liabilities during 2003. Our available-for-sale securities portfolio is a secondary source of liquidity because of its readily marketable nature and predictable stream of maturities. While we prefer to fund the balance sheet with in-market funding sources, another source of liquidity is our ready access to regional and national wholesale funding markets, including federal funds purchased, Federal Home Loan Bank advances, and brokered deposits. As of December 31, 2003, we also had available $15.0 million of borrowing capacity under an unsecured credit facility. As of December 31, 2003, there were no advances outstanding under this facility. This credit facility is used primarily for contingency purposes.

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

In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows to be generated. In each case, the cash flows are discounted by a market interest rate chosen to reflect as closely as possible the characteristics of the given asset or liability as obtained from independent broker quotations and other public sources. The impact on valuations is then calculated for a 200 basis point rate shock. The rate shock is an instantaneous change in market rates across the yield curve. Significant assumptions required in the use of the valuation model include estimates regarding prepayment activity and the behavior of non-maturity deposits in various interest rate environments. The model does not reflect actions that ALCO could initiate in response to a change in interest rates. The valuation model indicates that the value of assets would decline approximately 2.8% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity impact from this 200 basis point increase in rates would be a decline of approximately 4.2%, which is within our maximum risk limit of 20.0% for this risk measure.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap”. An asset or liability is said to be interest rate sensitive within a specific time period if it matures or reprices within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based on certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based on certain assumptions, to mature or reprice within that same time period. An interest rate sensitivity gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities that mature or reprice within a specified time period. An interest rate gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets that mature or reprice within a specified time period.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto:

	At December 31, 2003
	Amount Repricing or Maturing
	Within 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
	(dollars in thousands)
Interest earning assets (1)
Loans and leases	$2,188,940	$661,099	$1,004,420	$109,690	$3,964,149
Securities	115,708	343,441	605,928	249,363	1,314,440
Other earning assets	6,972	--	--	--	6,972

Total interest earning assets	$2,311,620	$1,004,540	$1,610,348	$359,053	$5,285,561

Interest bearing liabilities
Interest bearing deposits (2)	$1,566,897	$653,157	$1,047,030	$632	$3,267,716
Short-term borrowings (3)	614,013	17,179	8,166	--	639,358
Long-term debt	34	79,525	253,718	48,014	381,291
Mandatorily redeemable preferred securities	--	--	--	76,500	76,500

Total interest bearing liabilities	$2,180,944	$749,861	$1,308,914	$125,146	$4,364,865

Rate sensitive gap	$130,676	$254,679	$301,434	$233,907	$920,696

Cumulative rate sensitive gap	$130,676	$385,355	$686,789	$920,696

Rate sensitive gap % to total assets	2.3%	4.5%	5.3%	4.1%	16.2%
Cumulative rate sensitive gap % to total assets	2.3%	6.8%	12.1%	16.2%

(1) (2) (3)	Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, except for mortgage backed securities, which are adjusted for prepayment assumptions.
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

We also use simulation modeling of future net interest income and net income as a risk management tool. Simulation modeling results indicate that net income would decrease by approximately 5.3% over the next year with a 300 basis point decline in the level of rates and increase approximately 4.7% with a 300 basis point increase in the level of rates. The projected changes in net income are within the current policy limit that requires that the change in net income over the next 12 months not exceed 8.0%.

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

The assets and liabilities of a financial institution are primarily monetary in nature. As a result, interest rates have more impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The liquidity and the maturity structure of our assets and liabilities are important to the maintenance of acceptable performance levels. We disclose the estimated fair values of our financial instruments in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”

Effects of the Economic Environment

During the past year, the economy has improved, leading to a reduction in the level of classified and nonperforming assets. The economic recovery has been aided by historically low interest rates. While credit quality indicators have improved during this period, the low level of interest rates combined with competitive pressures in deposit markets has resulted in a decline in net interest margin. We expect net interest margins to stay compressed until we see increases in short term interest rates.

Commitments and Contingencies

We utilize various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent our contractual obligations to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations:

	At December 31,
	2003	2002
	(in thousands)
Standby letters of credit	$54,795	$37,245
Loan commitments	1,093,759	1,040,027

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See the information regarding disclosures about market risk under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 30 through 33 and in “Risk Factors” attached as Exhibit 99.1.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(in thousands except share data)

	2003	2002
Assets
Cash and due from banks	$195,165	$256,900
Interest bearing deposits	4,298	4,185
Investment securities available-for-sale	229,729	196,773
Mortgage-backed securities available-for-sale	906,199	766,315

Total securities available-for-sale	1,135,928	963,088
Investment securities held-to-maturity
(fair value: 12/31/03 - $186,890, 12/31/02 - $171,233)	178,512	163,413
Loans and leases	3,964,149	3,680,122
Reserve for credit losses	(58,906)	(58,799)
Unearned discount	(134)	(453)

Net loans and leases	3,905,109	3,620,870
Interest receivable	33,487	33,854
Premises and equipment, net	85,970	82,152
Goodwill	84,226	85,148
Other intangibles	18,274	21,025
Other assets	30,320	28,908

Total assets	$5,671,289	$5,259,543

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$783,260	$724,102
Interest bearing deposits	3,267,716	3,026,227

Total deposits	4,050,976	3,750,329
Federal funds purchased and repurchase agreements	519,759	449,970
Other short-term borrowings	119,599	61,506
Long-term debt	381,291	417,678
Company obligated mandatorily redeemable
preferred securities of subsidiary trusts
holding junior subordinated debentures	76,500	76,500
Accrued expenses and other liabilities	55,587	69,314

Total liabilities	5,203,712	4,825,297
Minority interests	150	150
Redeemable class A common stock, 960,000 shares
issued and outstanding	37,394	34,728
Shareholders' equity
Common stock
Class A, no par, 12,000,000 shares authorized;
240,000 shares issued and outstanding	57	57
Class B, no par, 10,800,000 shares authorized,
issued and outstanding	2,562	2,562
Retained earnings	426,331	389,998
Accumulated other comprehensive income	1,083	6,751

Total shareholders' equity	430,033	399,368

Total liabilities and shareholders' equity	$5,671,289	$5,259,543

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share amounts)

	2003	2002	2001
Interest income
Loans and leases, including fees	$229,870	$244,694	$265,758
Securities
Taxable	34,972	43,815	52,060
Tax-exempt	9,078	9,837	10,514
Federal funds sold	128	244	569
Other	114	151	177

Total interest income	274,162	298,741	329,078
Interest expense
Deposits	51,564	68,582	118,253
Federal funds purchased and repurchase agreements	5,425	5,577	12,155
Other short-term borrowings	1,777	1,010	5,804
Long-term debt	22,453	21,340	16,215
Company obligated manditorily redeemable
preferred securities of subsidiary trusts
holding junior subordinated debentures	7,173	7,173	4,985

Total interest expense	88,392	103,682	157,412

Net interest income	185,770	195,059	171,666
Provision for credit losses	14,805	18,161	12,054

Net interest income after provision for credit losses	170,965	176,898	159,612
Noninterest income
Service charges	29,966	28,908	26,833
Insurance	9,346	10,195	10,282
Trust	9,933	9,418	9,443
Brokerage	5,559	5,150	4,550
Gain on sale of loans	19,302	12,640	9,375
Gain on sale of securities	5,856	2,244	2,128
Other	6,818	6,088	5,127

Total noninterest income	86,780	74,643	67,738
Noninterest expense
Salaries and wages	76,247	72,740	65,703
Employee benefits	21,603	20,801	15,992
Occupancy	11,210	10,525	9,662
Furniture and equipment	10,651	9,602	10,075
Data processing fees	10,413	9,012	8,421
FDIC premiums and examination fees	1,753	1,743	1,616
Amortization of intangibles	2,866	2,986	6,653
Other	29,800	31,720	30,551

Total noninterest expense	164,543	159,129	148,673

Income before income tax expense	93,202	92,412	78,677
Income tax expense	32,110	30,763	27,051

Net income	$61,092	$61,649	$51,626

Per common share amounts:
Net income-basic and diluted	$5.09	$5.14	$4.30
Dividends paid	1.80	1.65	1.60

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share amounts)

	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Retained Earnings	Total
Balance, December 31, 2000
Comprehensive income	$57	$2,562	$1,431		$321,665	$325,715
Net income				$51,626	51,626	51,626
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding gains arising during the period, net of tax			4,725	4,725
Less: Reclassified adjustment for gains included in income, net of tax			(1,277)	(1,277)

Other comprehensive income			3,448	3,448		3,448

Comprehensive income				55,074

Dividends, $1.60 per share					(19,200)	(19,200)
Allocation of net income in excess of dividends and other
comprehensive income to redeemable class A common stock			(276)		(2,594)	(2,870)

Balance, December 31, 2001	57	2,562	4,603		351,497	358,719
Comprehensive income
Net income				61,649	61,649	61,649
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding gains arising during the period			9,442	9,442
Less: Reclassified adjustment for gains included in income, net of tax			(1,347)	(1,347)
Minimum pension liability, net of tax			(5,760)	(5,760)

Other comprehensive income			2,335	2,335		2,335

Comprehensive income				$63,984

Dividends, $1.65 per share					(19,800)	(19,800)
Allocation of net income in excess of dividends and other
comprehensive income to redeemable class A common stock			(187)		(3,348)	(3,535)

Balance, December 31, 2002	57	2,562	6,751		389,998	399,368
Comprehensive income
Net income				61,092	61,092	61,092
Other comprehensive income, net of tax:
Net unrealized losses on securities:
Unrealized holding losses arising during the period, net of tax			(8,407)	(8,407)
Less: Reclassified adjustment for gains included in income, net of tax			(3,514)	(3,514)
Minimum pension liability, net of tax			5,760	5,760

Other comprehensive income			(6,161)	(6,161)		(6,161)

Comprehensive income				$54,931

Dividends, $1.80 per share					(21,600)	(21,600)
Allocation of net income in excess of dividends and other
comprehensive income to redeemable class A common stock			493		(3,159)	(2,666)

Balance, December 31, 2003	$57	$2,562	$1,083		$426,331	$430,033

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001
Cash flows from operating activities
Net income	$61,092	$61,649	$51,626
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for credit losses	14,805	18,161	12,054
Depreciation and amortization	18,038	14,182	15,754
Deferred income taxes	1,248	754	317
Gain on sale of securities	(5,856)	(2,244)	(2,128)
Gain on sale of other real estate owned, net	(96)	(159)	(52)
Other assets and liabilities, net	(11,734)	(10,776)	(14,864)
Gain on sale of loans	19,302	12,640	9,375
Proceeds from loans originated for sale	750,873	542,800	345,279
Loans originated for sale	(744,595)	(537,700)	(362,290)

Net cash provided by operating activities	103,077	99,307	55,071
Cash flows from investing activities
Interest bearing deposits, net	(113)	65	1,481
Purchases of mortgage-backed securities	(652,429)	(335,139)	(516,515)
Purchases of available-for-sale investment securities	(160,852)	(183,462)	(120,375)
Purchases of held-to-maturity securities	(31,957)	(13,416)	(55,570)
Proceeds from maturities of mortgage-backed securities	377,387	346,544	239,090
Proceeds from maturities of available-for-sale investment securities	25,460	33,403	21,958
Proceeds from maturities of held-to-maturity securities	16,858	31,074	42,655
Proceeds from sales of mortage-backed securities	121,025	15,951	77,353
Proceeds from sales of available-for-sale investment securities	102,559	195,926	69,263
Proceeds from sales of other real estate owned	3,836	1,010	3,779
Loans and leases, net	(324,624)	(211,648)	(259,835)
Acquisition of minority interests	--	--	(225)
Acquisitions, net of cash acquired	--	--	326,546
Purchase of premises and equipment	(12,504)	(24,646)	(5,276)

Net cash used in investing activities	(535,354)	(144,338)	(175,671)
Cash flows from financing activities
Noninterest bearing deposits, net	59,158	67,451	109,848
Savings, NOW and money market accounts, net	491,007	36,653	132,470
Certificates of deposits, net	(249,518)	(159,793)	(256,893)
Federal funds purchased and repurchase agreements,net	69,789	72,208	48,701
Other short-term borrowings, net	58,093	(9,644)	(41,535)
Proceeds from issuance of long-term debt	14,820	116,013	85,000
Repayments of long-term debt	(51,207)	(14,258)	(1,737)
Proceeds from issuance of trust preferred securities	--	--	76,500
Common stock dividends paid	(21,600)	(19,800)	(19,200)

Net cash provided by financing activities	370,542	88,830	133,154

Net (decrease) increase in cash and due from banks	(61,735)	43,799	12,554
Cash and due from banks at beginning of period	256,900	213,101	200,547

Cash and due from banks at end of period	$195,165	$256,900	$213,101

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$90,536	$111,859	$164,222
Cash paid during the year for income taxes	31,052	28,089	26,123

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A:   Accounting Policies

Nature of business — Bremer Financial Corporation (the “Company”) is a regional financial services company headquartered in St. Paul, Minnesota. The Company is the sole shareholder of 11 subsidiary banks (“Subsidiary Banks”) which draw most of their deposits from and make substantially all of their loans within the states of Minnesota, North Dakota, and Wisconsin. The Company has identified each of the subsidiary banks as a separate operating segment. These operating segments have been combined for segment information reporting purposes as one reportable segment because the nature and distribution of the products and services, the type of customer, and the regulatory environment are similar. Additionally, the Company provides trust and insurance services to its customers through wholly-owned nonbanking subsidiaries and investment services through a third party relationship.

The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The more significant accounting policies are summarized below:

Consolidation — The consolidated financial statements include the accounts of the Company (a bank holding company majority owned by the Otto Bremer Foundation) and all Subsidiary Banks and other subsidiaries in which the Company has a majority interest. All significant intercompany accounts and transactions have been eliminated.

Cash flows — For purposes of this statement, the Company has defined cash equivalents as cash and due from banks. During the years ended December 31, 2003, 2002, and 2001, the Company received real estate valued at $4,777,000, $2,645,000 and $1,166,000 in satisfaction of outstanding loan balances.

Investment and mortgage-backed securities – Held-to-maturity securities consist of debt securities which the Company has the intent and ability to hold to maturity and are valued at amortized historical cost. Under certain circumstances (including the deterioration of the issuer’s creditworthiness or a change in tax law or statutory or regulatory requirements), securities held-to-maturity may be sold or transferred to another portfolio.

Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, and the resultant allocation to redeemable class A common stock reflected as a separate component of shareholders’ equity until realized. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

All securities with gross unrealized losses on the consolidated balance sheet are subjected to the Company’s process for identifying other-than-temporary impairments. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be impaired. The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors in making this assessment. Those factors include but are not limited to the length and severity of the decline in value and changes in the credit quality of the issuer or underlying assets. The Company does not engage in trading activities.

Loans and leases —Interest income is accrued on loan and lease balances based on the principal amount outstanding. Loans and leases are reviewed regularly by management and placed on nonaccrual status when the collection of interest or principal is unlikely. The accrual of interest on loans and leases is suspended when the credit becomes 90 days or more past due, unless the loan or lease is fully secured and in the process of collection. Thereafter, no interest is recognized as income unless received in cash or until such time the borrower demonstrates the ability to pay interest and principal. Certain net loan and commitment fees are deferred and amortized over the life of the related loan or commitment as an adjustment of yield. Loans held-for-sale in the secondary market are recorded at lower of aggregate cost or market.

Reserve for credit losses — Management determines the adequacy of the reserve based upon a number of factors, including credit loss experience and a continuous review of the loan and lease portfolio. Being an estimate, the reserve is subject to change through evaluation of the loan and lease composition, economic conditions, and the economic prospects of borrowers.

Under the Company’s credit policies and practices, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans and leases, plus certain other loans and leases identified by the Company, meet the definition of impaired loans under Statements of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” Impaired loans as defined by SFAS No. 114 and SFAS No. 118 exclude certain large groups of smaller balance homogeneous loans, such as consumer loans and residential real estate loans. Under these statements, loan impairment is required to be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

The reserve also incorporates the results of measuring impaired loans and leases as provided in SFAS No. 114 and SFAS No. 118. These accounting standards prescribe the measurement methods, income recognition, and disclosures related to impaired loans and leases. A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan or lease agreement. Impairment is measured by the difference between the recorded investment in the loan or lease (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan’s effective rate, or the fair value of the collateral, if the loan is collateral dependent. Impairment is recognized by adjusting the reserve for credit losses.

Premises and equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization computed principally on accelerated methods based on estimated useful lives of the assets, which range from three to forty years. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income.

Other real estate — Other real estate owned, which is included in other assets, represents properties acquired through foreclosure and other proceedings recorded at the lower of the amount of the loan satisfied or fair value. Any write-down to fair value at the time of foreclosure is charged to the reserve for credit losses. Property is appraised periodically to ensure that the recorded amount is supported by the current fair value. Market write-downs, operating expenses and losses on sales are charged to other expenses. Income, including gains on sales, is credited to other income.

Retirement Plan Accounting — We provide pension benefits to substantially all employees based on years of service and employee compensation while employed with the Company and account for these plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” SFAS No. 87 requires us to make a number of economic and other assumptions that can have a significant impact on amounts recorded in our income statement and statement of financial position. Assumptions regarding long-term discount rates and the expected return on pension plan assets can have the most material impact on our financial results and funding requirements.

Income taxes — Bremer Financial Corporation and subsidiaries file a consolidated federal tax return. Deferred taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end.

Comprehensive income —Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on available-for-sale securities and the change in the minimum pension liability.

Goodwill and other intangible assets — Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives, are not amortized into net income over an estimated useful life. However, these intangible assets are tested for impairment at least annually. Intangible assets with finite lives continue to be amortized over the period the Corporation expects to benefit from such assets. See Note H.

Recent accounting pronouncements and issues — In October 2003, the Financial Accounting Standards Board (“FASB”) added a project to its agenda to clarify SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, with respect to determining the fair value of interest rate lock commitments (“IRLC”). Specifically, the FASB project will address what information should be used to determine the fair value of an IRLC and whether the IRLC should ever be reported as an asset by the issuer. In December 2003, the SEC staff announced that it intends to release a Staff Accounting Bulletin that will require IRLCs issued after April 1, 2004, to be accounted for as written options and reported as liabilities until expiration or termination of the commitment. The Company does not anticipate that the proposed accounting standard will have a material effect on its financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Additional disclosure includes actual mix of plan assets by category, a description of investment strategies and policies used, a narrative description of the basis for determining the overall expected long-term rate of return on asset assumption and aggregate expected contributions. See Note M.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 was scheduled to be effective for variable interest entities created after January 31, 2003. On December 24, 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46( R )”). FIN No. 46(R) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46(R) will be applied on March 31, 2004. The Company does not anticipate that the adoption of FIN No. 46 and FIN No. 46(R) will have a material effect on its financial position or results of operations.

Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and leases.

Earnings per share calculations — Basic earnings per common share have been computed using 12,000,000 common shares for all periods. The Company does not have any dilutive securities. See Note R.

Reclassifications — Certain amounts have been reclassified to provide consistent presentation among the various accounting periods shown.

Note B:   Acquisitions

On May 11, 2001, the Company acquired from Firstar Corporation, Milwaukee, Wisconsin, (the “Seller”) 11 of its Minneapolis/St. Paul branch locations and a portfolio of commercial loans and related deposits (the “Branch Acquisition”). This transaction came as a result of the Seller’s divestiture requirement related to its merger with U.S. Bancorp, Minneapolis, Minnesota. The 11 branch offices and the commercial loan portfolio that were acquired are now operated as part of the Company’s subsidiary bank charter in South St. Paul, Minnesota. The acquisition was accounted for as an acquisition of assets and assumption of liabilities and resulted in the recognition of a core deposit premium of approximately $20.0 million and approximately $45.0 million of goodwill.

The following pro forma financial information was prepared assuming the Branch Acquisition had been completed at January 1, 2001:

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net Interest Income	$185,770	$195,059	$177,191
Net Income	$61,092	$61,649	$51,917
Net Income Per Share	$5.09	$5.14	$4.33

Note C:   Restrictions on Cash and Due From Banks

The Subsidiary Banks are required to maintain average reserve balances in the form of vault cash or balances maintained either directly with a Reserve Bank or in a pass-through account, in accordance with the Federal Reserve Bank requirements. The amount of those cash reserve balances was approximately $11,065,000 and $10,092,000 as of December 31, 2003 and 2002.

Note D:   Investment and Mortgage-Backed Securities

At December 31, 2003 and 2002, investment and mortgage-backed securities with an amortized cost of $551,400,000 and $433,885,000 were pledged as collateral to secure public deposits and for other purposes. The amortized cost and estimated fair value by maturity are shown below (contractual maturity or, with mortgage-backed securities, projected principal payments are used):

	At December 31, 2003
	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$21,085	$21,522	$199,880	$200,737
1 - 5 years	57,348	60,639	673,619	675,470
5 - 10 years	96,571	101,248	166,976	166,673
After 10 years	3,508	3,481	51,333	50,898
Equity securities	--	--	42,150	42,150

Total investment securities	$178,512	$186,890	$1,133,958	$1,135,928

The amortized cost and fair value of investment and mortgage-backed securities available-for-sale as of December 31 consisted of the following:

	2003				2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$1,310	$4	$--	$1,314	$1,810	$13	$--	$1,823
Obligations of U.S. government agencies	151,777	1,150	23	152,904	83,499	783	--	84,282
Obligations of state
and political subdivisions	21,114	1,230	--	22,344	21,397	1,321	--	22,718
Mortgage-backed securities	906,593	3,822	4,216	906,199	746,721	19,654	60	766,315
Equity securities	42,150	--	--	42,150	44,528	120	--	44,648
Other	11,014	3	--	11,017	43,296	6	--	43,302

Total securities available-for-sale	$1,133,958	$6,209	$4,239	$1,135,928	$941,251	$21,897	$60	$963,088

Proceeds from sales of investments and mortgage-backed securities were $223,584,000, $211,877,000 and $146,616,000 for 2003, 2002 and 2001. Gross gains of $5,862,000, $2,244,000 and $2,134,000 and gross losses of $6,400, $0 and $6,000 were realized on those sales for 2003, 2002 and 2001.

A summary of amortized cost and fair value of investment securities held-to-maturity at December 31 consisted of the following:

	2003				2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of U.S. government agencies	$1,000	$56	$--	$1,056	$1,000	$--	$--	$1,000
Obligations of state and political
subdivisions	177,512	8,745	423	185,834	162,413	7,848	28	170,233

Total securirties held-to-maturity	$178,512	$8,801	$423	$186,890	$163,413	$7,848	$28	$171,233

State and political subdivision investments largely involve governmental entities within the Company’s market area.

Note E:   Loans and Leases

The Company is engaged in lending activities with borrowers in a wide variety of industries. Lending is concentrated in the areas in which its Subsidiary Banks are located. A decline in the local economies in these areas could negatively impact the quality of these loans. Loans and leases at December 31 consisted of the following:

	2003	2002
	(in thousands)
Commercial and other	$900,395	$872,597
Commercial real estate	1,230,752	1,052,19
Construction	99,213	76,460
Agricultural	449,765	436,364
Residential real estate	780,351	768,068
Construction	23,041	23,546
Consumer	337,583	332,428
Tax-exempt	143,049	118,465

Total loans and leases	$3,964,149	$3,680,122

Impaired loans and leases were $20,338,000 and $29,105,000 at December 31, 2003 and 2002, respectively. Impaired loans and leases include nonaccrual and restructured loans and leases. Restructured loans and leases are those for which the terms (principal and/or interest) have been modified as a result of the inability of the borrower to meet the original terms of the loan or lease. The reserve for credit losses included approximately $5,067,000 and $7,520,000 relating to impaired loans and leases at December 31, 2003 and 2002, respectively.

Following is a summary of information pertaining to impaired loans and leases. No significant amounts of interest income were recognized during each of the three years ending December 31:

	2003	2002	2001
	(in thousands)
Average investment in impaired loans, net of reserves	$22,416	$21,056	$12,730

Interest income as originally contracted	$1,635	$1,689	$1,327

Other nonperforming assets, consisting of other real estate owned, amounted to $3,598,000 and $2,805,000 at December 31, 2003 and 2002.

At December 31, 2003 and 2002, loans totaling $1,818,406,000 and $1,627,865,000 had been pledged to secure Federal Home Loan Bank (“FHLB”) advances. Acceptable collateral is defined by the FHLB, and we currently pledge residential, agricultural, and commercial real estate mortgages and certain other eligible business and agricultural loans.

Certain executive officers, directors and their related interests are loan customers of the Corporation. These loans in the aggregate were less than 5% of stockholders’ equity at December 31, 2003, and 2002.

Note F:   Reserve for Credit Losses

Changes in the reserve for credit losses are as follows:

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands)
Beginning of year	$58,799	$53,716	$45,895
Charge-offs	(15,633)	(15,171)	(9,852)
Recoveries	935	2,093	1,619

Net charge-offs	(14,698)	(13,078)	(8,233)
Provision for credit losses	14,805	18,161	12,054
Reserve related to acquired assets	--	--	4,000

End of year	$58,906	$58,799	$53,716

Note G:   Premises and Equipment

Premises and equipment at December 31 consisted of the following:

	2003	2002
	(in thousands)
Land	$13,309	$12,745
Buildings and improvements	87,473	86,883
Furniture and equipment	63,094	59,257

Total premises and equipment	163,876	158,885
Less: accumulated depreciation and amortization	77,906	76,733

Premises and equipment, net	$85,970	$82,152

Note H:   Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles, and other intangibles. The remaining unamortized balances at December 31, 2003 and 2002 were approximately $102,500,000 and $106,173,000. The core deposit and other intangibles have remaining amortization lives of 5 to

10 years. Goodwill is not amortized but is tested regularly for impairment. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting and reporting for acquired goodwill and other intangible assets, on January 1, 2002. Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives, are not amortized into net income over an estimated useful life. However, these intangible assets are tested for impairment at least annually. Impairment testing is based on a determination of value of each reporting unit, using readily available market and earnings data for comparable publicly-traded organizations within the same time period, and comparing that calculation of value to the current book value of the unit. Management has performed its 2003 annual impairment test on its goodwill assets using this approach, and no impairment loss was recorded as a result.

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

Had the Company been accounting for its goodwill under SFAS No. 142 and SFAS No. 147 for all periods presented, the Company’s net income and income per share would have been as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Reported net income	$61,092	$61,649	$51,626
Add: Goodwill amortization, net of tax	--	--	3,513

Pro forma adjusted net income	$61,092	$61,649	$55,139

Net income per share
As reported	$5.09	$5.14	$4.30
Add: Goodwill amortization, net of tax	--	--	0.29

Pro forma adjusted net income per share	$5.09	$5.14	$4.59

The following table presents relevant information about the Company’s amortized intangible assets:

	As of December 31, 2003			As of December 31, 2002
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit premium	$21,313	$7,226	$14,087	$21,313	$4,743	$16,570
Mortgage servicing rights (1)	4,635	2,775	1,860	2,888	1,267	1,621
Other	4,400	2,073	2,327	4,525	1,691	2,834

Total	$30,348	$12,074	$18,274	$28,726	$7,701	$21,025

(1)	Accumulated amortization of mortgage servicing rights includes the related valuation allowance of $1.9 million in 2003 and $379 thousand in 2002.

The Company recorded aggregate intangible amortization expense of $2.9 million for the year ended December 31, 2003. The estimated amortization expense for each of the next five years is approximately $2.4 million.

Goodwill was $84.2 million at December 31, 2003 and $85.1 million at December 31, 2002. The Company sold two branches that were part of its Marshall, Minnesota bank subsidiary in June 2003. The sale reduced goodwill by approximately $922 thousand, which was the amount of unamortized goodwill assigned to these two branches which were originally acquired by the Company in 1999. Changes in the carrying amount of the Company’s goodwill were as follows:

Carrying Amount
(in thousands)
Balance as of December 31, 2001	$85,148

Balance as of December 31, 2002	85,148

Reduction of goodwill related to sale of branches	922

Balance as of December 31, 2003	$84,226

Note I:   Short-term Borrowings

Short-term borrowings consist of federal funds and repurchase agreements (which generally mature within one to 60 days of the transaction date), treasury tax and loan notes (which generally mature within one to 30 days), FHLB advances (which mature within one year), and advances under an unsecured revolving credit facility agreement. The available credit facility of $15.0 million was unused at December 31, 2003. The facility agreement contains covenants, including a requirement to maintain certain minimum levels of capitalization.

Information related to short-term borrowings for the two years ended December 31, 2003 is provided below:

	Federal Funds and Repurchase Agreements	Federal Home Loan Bank Borrowings	Treasury Tax and Loan Notes	Revolving Credit Facility
	(dollars in thousands)
Balance at December 31
2003	$519,759	$118,000	$1,599	$-
2002	449,970	60,000	1,506	-
Weighted average interest rate at December 31
2003	1.16%	1.09%	0.69%	-%
2002	1.24	1.53	1.11	-
Maximum amount outstanding at any month end
2003	$519,759	$239,023	$2,861	$-
2002	449,970	103,000	3,047	19,000
Average amount outstanding during the year
2003	$430,374	$142,300	$934	$-
2002	385,065	33,731	1,953	6,560
Weighted average interest rate during the year
2003	1.26%	1.19%	0.88%	-%
2002	1.45	2.01	1.52	4.48

Note J:   Long-term Debt

Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

	At December 31,
	2003	2002	2001
	(in thousands)
Senior notes	$65,000	$65,000	$65,000
Federal Home Loan Bank borrowings	314,809	350,773	248,594
Installment promissory notes	1,482	1,905	2,329

Total	$381,291	$417,678	$315,923

The $65 million of senior notes are unsecured and are made up of two tranches. The $46 million first tranche bears an interest rate of 8.27% and matures on November 1, 2004, while the $19 million second tranche bears an interest rate of 8.47% and matures on November 1, 2006. These senior note agreements contain covenants, including a requirement to maintain certain minimum levels of capitalization.

The FHLB borrowings bear interest at rates ranging from 1.90% to 6.68%, with maturity dates from 2004 through 2012, and are secured by certain loans.

The installment promissory notes bear interest at 7.59% and are payable in semi-annual installments through 2007.

Maturities of outstanding long-term debt were as follows:

At December 31, 2003
(in thousands)
2004	$79,559
2005	58,790
2006	64,573
2007	59,189
2008	71,166
Beyond 2008	48,014

Total	$381,291

At December 31, 2003, $71 million of the FHLB borrowings due in 2008 were subject to call on a quarterly basis prior to maturity at the option of the FHLB.

Note K:   Company Obligated Mandatorily Redeemable Preferred Securities

The Company issued $76.5 million of mandatorily redeemable preferred securities in two separate transactions in 2001 in conjunction with the Branch Acquisition. On February 22, 2001, the Company issued $16.5 million of 10.2% Capital Securities through Bremer Statutory Trust I (“BST”), and on May 8, 2001, the Company issued $60 million of 9.0% Cumulative Capital Securities through Bremer Capital Trust I (“BCT”). The proceeds of both of these offerings, combined with the proceeds from the sale by BST and BCT to the parent of their common securities, were invested by BST and BCT in Junior Subordinated Deferrable Interest Debentures (“debentures”) of the parent company. The debentures mature not earlier than July 15, 2006 and not later than July 15, 2031. At December 31, 2003, $76.5 million in Capital Securities qualified as Tier I capital under guidelines of the Federal Reserve.

Note L:   Disclosure About Fair Value of Financial Instruments

Most of the Company’s assets and liabilities are considered financial instruments as defined in SFAS No. 107. Many of the Company’s financial instruments, however, lack an available trading market which is characterized by an exchange transaction of the instrument by a willing buyer and seller. It is also the Company’s general practice and intent to hold most of its financial instruments to maturity and not engage in trading activities. Therefore, significant estimations and present value calculations were utilized by the Company for purposes of this disclosure. The use of different market assumptions and/or estimation methodologies may have a material effect on these estimated fair value amounts.

The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 2003 and 2002. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2003 and, therefore, current estimates of fair value may differ from the amounts presented. As of December 31, carrying amounts and estimated fair values were:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$195,165	$195,165	$256,900	$256,900
Interest bearing deposits	4,298	4,298	4,185	4,185
Investment securities available-for-sale	1,135,928	1,135,928	963,088	963,088
Investment securities held-to-maturity	178,512	186,890	163,413	171,233
Loans and leases	3,905,109	3,937,722	3,620,870	3,669,981
Financial liabilities:
Demand deposits	$2,950,395	$2,950,395	$2,400,230	$2,400,230
Time deposits	1,100,581	1,112,477	1,350,099	1,371,880
Short-term borrowings	639,358	639,467	511,476	511,642
Long-term debt	381,291	399,661	417,678	442,094
Mandatorily redeemable preferred securities	76,500	86,010	76,500	85,489

Cash and due from banks and interest bearing deposits — The carrying value for these financial instruments approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

Securities — Fair values of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using market prices for similar assets. As required by SFAS No. 115, securities available-for-sale are carried at fair market value.

Loans and leases — The loan and lease portfolio consists of both variable and fixed rate obligations. The carrying amounts of variable rate loans, a majority of which reprice within the next three months, and for which there has been no significant change in credit risk, are assumed to approximate fair value. The fair values for fixed rate loans and leases are estimated using discounted cash flow analysis. The discount rates applied are based on the current interest rates for loans with similar terms to borrowers of similar credit quality.

Deposits — The estimated fair value of deposits with no stated maturity, such as non-interest bearing savings and money-market checking accounts, is the amount payable on demand. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings — Due to the short term nature of repricing and maturities of these instruments, fair value approximates carrying value.

Long-term debt — For fixed rate debt, the fair value is determined by discounting future cash flows at current rates for debt with similar remaining maturities and call features. For variable rate debt, fair value approximates carrying value.

Mandatorily redeemable preferred securities — Fair values of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using market prices for similar assets.

Off-balance sheet financial instruments — The estimated fair value of these instruments, such as loan commitments and standby letters of credit, approximates their off-balance sheet carrying value due to repricing ability and other terms of the contracts.

Note M:   Employee Benefit Plans

Pension plans — The Company maintains the Bremer Retirement Plan (“Pension Plan”), which is a qualified defined benefit pension plan designed to provide retirement benefits to substantially all of the employees of the Company and its subsidiaries. In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”), an unfunded plan designed to supplement the benefits determined under the Pension Plan for certain highly compensated employees of the Company to the extent the benefits under the Pension Plan are capped by compensation limits.

In recent years, the Company’s funding policy on the qualified plan has been to contribute annually an amount approaching the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service to date and for those expected to be earned in the future.

Other postretirement benefits — The Company provides certain retiree health care benefits relating primarily to medical insurance co-payments to retired employees between the ages of 55 and 65. In accordance with SFAS No. 106 as amended by SFAS No. 132, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” as revised in December 2003, the Company accrues the cost of these benefits during the employees’ active service. Contributions to the pension plan are intended to provide for benefits attributed to service to date and for those expected to be earned in the future. Benefits under SFAS No. 106 are funded as incurred.

The following table sets forth the plans’ change in the actuarially determined benefit obligation and plan assets as of the September 30 measurement date, and information on the plans’ funded status at December 31:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
	(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year (9/30)	$49,513	$38,268	$4,805	$3,163
Service cost	2,932	2,362	452	293
Interest cost	3,299	2,734	317	223
Plan particpants' contributions	--	--	156	129
Actuarial loss	6,195	7,480	611	1,764
Benefits paid	(1,360)	(1,221)	(370)	(767)
Plan change	--	(110)	--	--

Benefit obligation at end of year (9/30)	$60,579	$49,513	$5,971	$4,805

Change in Plan Assets
Fair value of plan assets at beginning of year (9/30)	$35,012	$35,637	$--	$--
Actual return on assets	8,816	(2,868)	--	--
Employer contributions	12,743	3,464	214	639
Plan participants' contributions	--	--	156	129
Benefits paid	(1,360)	(1,221)	(370)	(768)

Fair value of plan assets at end of year (9/30)	$55,211	$35,012	$--	$--

Funded Status of Plans
Funded status of plans	$(5,368)	$(14,501)	$(5,971)	$(4,805)
Unrecognized net actuarial loss	18,565	18,733	1,771	1,212
Unrecognized prior service cost/(benefit)	354	438	(42)	(54)
Contibutions between September 30 and December 31	--	5,829	--	--

Prepaid benefit asset/(accrued benefit liability)	$13,551	$10,499	$(4,242)	$(3,647)

Amounts recognized in the statement of financial position consist of:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
	(in thousands)
Prepaid benefit cost	$15,204	$12,053	$--	$--
Accrued benefit cost	(1,653)	(11,279)	(4,242)	(3,647)
Intangible asset	--	125	--	--
Accumulated other comprehensive income	--	9,600	--	--

Net amount recognized	$13,551	$10,499	$(4,242)	$(3,647)

The accumulated benefit obligation for the defined benefit pension plans was $49.0 million and $40.1 million at December 31, 2003 and December 31, 2002, respectively. At December 31, 2002, the accumulated benefit obligation of the retirement plans exceeded the fair value of plan assets as indicated in the following table:

	Pension Benefits
	2003	2002
	(in thousands)
Accumulated benefit obligation	$49,018	$40,131
Projected benefit obligation	60,579	49,513
Fair value of plan assets	55,211	35,012

Net pension expense for the actuarially developed plans included the following components:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
	(in thousands)
Service cost	$2,932	$2,362	$1,932	$452	$293	$222
Interest cost	3,299	2,734	2,507	317	223	230
Expected return on assets	(3,616)	(3,750)	(4,052)	--	--	--
Prior service cost amortization	84	113	152	(12)	(12)	(12)
Net loss/(gain) amortization	1,161	82	(157)	52	(18)	(26)

Net periodic benefit cost	$3,860	$1,541	$382	$809	$486	$414

The amounts, net of tax, included within other comprehensive income arising from a change in the additional minimum pension liability for the years ended December 31, 2003 and December 31, 2002, were $5.8 million and $(5.8) million, respectively.

Weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.00%	6.75%	7.25%	6.00%	6.75%	7.25%
Compensation increase rate	4.25%	4.25%	4.25%	N/A	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits					Other Postretirement Benefits
	2003	2002		2001		2003	2002	2001
Discount rate	6.75%	7.25%		7.75%		6.75%	7.25%	7.75%
Long-term rate of return on assets	9.00%	10.0	0%	10.0	0%	N/A	N/A	N/A
Compensation increase rate	4.25%	4.25%		4.25%		N/A	N/A	N/A

The discount rate that we utilize for determining future pension obligations is based primarily on a review of current high quality fixed income securities rates.

The January 1, 2004 assumption for the long-term rate of return on plan assets is 8.5%. As defined in SFAS No. 87, this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future long-term rates of return for the investment portfolio, with consideration given to the distribution of investments by, and historical rates of return of, each individual asset class.

For purposes of postretirement benefits measurements, the Company has assumed the following health care trend rates as of December 31:

	Other Postretirement Benefits
	2003	2002	2001
Current year trend	8.50%	9.00%	6.75%
Ultimate year trend	5.00%	5.00%	5.00%
Year of ultimate trend rate	2011	2011	2004

The health-care trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the health-care trend rate would have the following effects on 2003 service and interest cost on the accumulated postretirement benefit obligation at December 31, 2003:

	One (1) Percentage Point
	Increase	Decrease
	(in thousands)
Effect on total of service and interest cost	$106	$(91)
Effect on postretirement benefit obligation	712	(616)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the prescription drug benefit under Medicare. Questions have arisen regarding whether an employer that provides postretirement prescription drug coverage should recognize the effects of the Act on its accumulated postretirement benefit obligation (APBO) and net postretirement benefit costs under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. While the Company does offer postretirement benefits, including presciption drug coverage, subject to the accounting requirements of SFAS No. 106, those benefits are only available to retirees until age 65, at which time Medicare coverage becomes effective. As such, the Company does not believe that this specific provision of the Act will have any material effect on its financial position or results of operations.

The Company’s pension plan weighted-average asset allocations at December 31, 2003 and 2002, by major asset category, were as follows:

	Plan Assets at December 31,
	2003	2002
Equity securities	70%	63%
Debt securities	27%	37%
Real Estate	--	--
Other	3%	--

Total	100%	100%

In 2004, we expect our long-term asset allocation to be approximately 75% equities and 25% fixed income, as outlined in our current Pension Investment Policy. The current equity allocation is distributed over nine professionally managed mutual funds covering eight different equity styles. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. We believe that 8.5% is a reasonable long-term rate of return on our Pension Plan assets for 2004, given our asset allocation strategy and investment time horizon. For the twelve months ended December 31, 2003 our Pension Plan assets generated a total composite return in excess of 20%. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually, and will adjust as necessary.

In developing strategic asset allocation guidelines for the plan, an emphasis is placed on the long-term characteristics of individual asset classes, the benefits of diversification among multiple asset classes and the Company’s long-term return expectations for the plan. Consideration is also given to the proper level of risk of the plan, particularly with respect to the long-term nature of the plan’s liabilities and long-term investment horizon of plan assets.

The Company expects to contribute an amount currently estimated at approximately $3.0 million to the retirement and post-retirement plans in 2004.

Profit sharing plan — The profit sharing plan is a defined contribution plan with contributions made by the Company. The profit sharing plan is noncontributory at the employee level, except for the employees’ option to contribute under a 401(k) savings plan available as part of the profit sharing plan. The Company provides up to a 50% matching of employee contributions and may make additional contributions to the plan at the discretion of the Board, primarily on the basis of Company earnings. Total employer contributions made for 2003, 2002 and 2001 were approximately $2,462,000, $3,024,000 and $2,493,000, respectively.

Employee stock ownership plan — The ESOP is a defined contribution plan covering substantially all employees, with contributions made exclusively by the Company on a discretionary year-by-year basis. The contribution was $100,000 for 2003, $400,000 for 2002 and $300,000 for 2001.

Note N:   Other Noninterest Income

Other noninterest income at December 31 consisted of the following:

	2003	2002	2001
	(in thousands)
Fees on loans	$4,948	$3,799	$3,517
Other	1,870	2,289	1,610

Total	$6,818	$6,088	$5,127

Note O:   Other Noninterest Expense

Other noninterest expense at December 31 consisted of the following:

	2003	2002	2001
	(in thousands)
Printing, postage and telephone	$6,695	$6,491	$6,581
Marketing	6,140	5,775	6,951
Professional fees	3,360	4,821	3,939
Other real estate owned	282	97	101
Other	13,323	14,536	12,979

Total	$29,800	$31,720	$30,551

Note P:   Income Taxes

The components of the provision for income taxes at December 31 were as follows:

	2003	2002	2001
	(in thousands)
Current
Federal	$24,960	$24,717	$21,822
State	5,902	5,292	4,912
Deferred	1,248	754	317

Total	$32,110	$30,763	$27,051

A reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate at December 31 was as follows:

	2003	2002	2001
	(in thousands)
Tax at statutory rate	$32,621	$32,359	$27,537
Plus state income tax, net of federal tax benefits	3,880	3,498	3,250

	36,501	35,857	30,787
Less tax effect of:
Interest on state and political subdivision securities	2,893	3,053	3,011
Other tax-exempt interest	2,215	2,109	1,706
Amortization	(322)	60	(1,225)
Other	(395)	(128)	244

	4,391	5,094	3,736

Income tax expense	$32,110	$30,763	$27,051

The following table sets forth the temporary differences comprising the net deferred taxes included with other assets on the consolidated balance sheet at December 31:

	2003	2002
	(in thousands)
Deferred tax assets
Provision for credit losses	$23,500	$23,342
Employee compensation and benefits accruals	--	1,569
Deferred income	1,417	1,259
Other	140	149

Total	$25,057	$26,319

Deferred tax liabilities
Deferred expense	$3,853	$3,326
Employee compensation and benefits accruals	3,372	--
Depreciation	21,350	21,365
Unrealized gain on securities available-for-sale	791	8,738
Other	581	310

Total	29,947	33,739

Net deferred tax liabilities	4,890	$7,420

The Wisconsin Department of Revenue is currently conducting an income tax audit of our Wisconsin bank subsidiary, and another subsidiary company located in Nevada that holds and manages investments for the Wisconsin subsidiary bank. The audit has been initiated under an audit program targeted at Wisconsin financial institutions with non-Wisconsin subsidiaries, the income of which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue may take the position that the income of the out-of-state investment subsidiary is taxable in Wisconsin. If such a claim is made, the Company intends to challenge such a claim, and management does not believe the resolution of any such claim will have a material impact on the financial statements.

Note Q:   Commitments and Contingencies

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations at December 31:

	At December 31,
	2003	2002
	(in thousands)
Standby letters of credit	$54,795	$37,245
Loan commitments	1,093,759	1,040,027

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

Note R:   Common Stock

The Company has authorized 12,000,000 shares of class A common stock and 10,800,000 shares of class B common stock. The shares of class A common stock have full rights to vote on all matters properly before the Company’s shareholders, including the election of the Company’s directors. The class B common stock, all of which is held by the Otto Bremer Foundation (the “Foundation”), is non-voting except with respect to certain extraordinary corporate transactions, upon which the holders would have the right to vote on an equivalent per share basis with the holders of class A common stock.

Each share of class B common stock is convertible into one share of class A common stock upon the occurrence of the following events: (i) at the affirmative election of a third party or entity, upon the transfer of class B common stock from the Foundation to any third party or entity, or (ii) at the affirmative election of the holder of class B common stock, if cash dividends have not been paid on class A and class B common stock with respect to any year in an amount equal to at least 5% of the Company’s net book value as of the last day of the immediately preceding year. The Company has reserved 10,800,000 shares of class A common stock in the event of conversion of the class B common stock.

At December 31, 2003 and 2002, 960,000 shares of redeemable class A stock were issued and outstanding. At December 31, 2003, these shares were subject to redemption at a price of $38.95 per share, which approximated book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. These holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances, while the Company has the option to purchase the shares from holders upon the occurrence of certain events, including the holder’s death or retirement from the Company. In addition, the Foundation has the option to purchase these redeemable class A shares from the holders upon the sale of all or substantially all of the shares of class B common stock held by the Foundation It is both the Company’s and Foundation’s intent that these 960,000 shares will continue to be held by employees, directors and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Foundation.

Federal law prevents the Company and its non-bank subsidiaries from borrowing from the Subsidiary Banks unless the loans are secured by specified U.S. obligations. Further, the secured loans that may be made by Subsidiary Banks are generally limited in amount to 10% of the Subsidiary Bank’s equity if made to the Company or any individual affiliate and 20% of the Subsidiary Bank’s equity if made to all affiliates and the Company in the aggregate. At December 31, 2003, 2002 and 2001, no Subsidiary Banks had extended credit to the Company.

Payment of dividends to the Company by its Subsidiary Banks is subject to various limitations by bank regulators, which includes maintenance of certain minimum capital ratios. As of December 31, 2003, $31,727,000 of retained earnings of the Subsidiary Banks was available for distribution to the Company as dividends subject to these limitations. Approximately $24,428,000 was available for distribution without obtaining the prior approval of the appropriate bank regulator.

Note S:   Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company meets all capital adequacy requirements to which it is subject.

The Company’s and Subsidiary Banks’ actual capital amounts and ratios as of December 31 are also presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(dollars in thousands)
As of December 31, 2003:
Total capital (to risk
weighted assets)
Consolidated	$494,738	11.76%	$336,544	>	8.00%	N/A
Subsidiary Banks	$471,856	11.05%	$341,600	>	8.00%	$427,001	>	10.00%
Tier I capital (to risk
weighted assets)
Consolidated	$442,074	10.51%	$168,272	>	4.00%	N/A
Subsidiary Banks	$418,443	9.80%	$170,800	>	4.00%	$256,200	>	6.00%
Tier I capital (to
average assets)
Consolidated	$442,074	8.10%	$218,194	>	4.00%	N/A
Subsidiary Banks	$418,443	7.76%	$215,680	>	4.00%	$269,600	>	5.00%

As of December 31, 2002:
Total capital (to risk
weighted assets)
Consolidated	$440,181	11.70%	$301,011	>	8.00%	N/A
Subsidiary Banks	$406,928	10.67%	$305,116	>	8.00%	$381,395	>	10.00%
Tier I capital (to risk
weighted assets)
Consolidated	$392,933	10.44%	$150,506	>	4.00%	N/A
Subsidiary Banks	$359,103	9.42%	$152,558	>	4.00%	$228,837	>	6.00%
Tier I capital (to
average assets)
Consolidated	$392,933	7.86%	$200,054	>	4.00%	N/A
Subsidiary Banks	$359,103	7.28%	$197,238	>	4.00%	$246,548	>	5.00%

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board’s implementation of FDICIA defines “well-capitalized” institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. The Subsidiary Banks’ ratios in each of these categories met or exceeded the “well-capitalized” ratios as of December 31, 2003.

Note T:   Bremer Financial Corporation (Parent Company Only) Condensed Statements:

Balance Sheets

	December 31,
	2003	2002
	(in thousands)
Assets
Cash and cash equivalents	$980	$454
Investment securities available-for-sale	37,239	38,497
Investment in and advances to:
Bank subsidiaries	523,958	475,523
Non-bank subsidiaries	50,452	63,672
Other assets	8,144	6,422

Total assets	$620,773	$584,568

Liabilities and Shareholders' Equity
Long-term debt	$66,482	$66,905
Junior subordinated debentures issued to subsidiary trusts	78,867	78,867
Accrued expenses and other liabilities	7,997	4,700
Redeemable class A common stock	37,394	34,728
Shareholders' equity	430,033	399,368

Total liabilities and shareholders' equity	$620,773	$584,568

Statements of Income

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Income
Dividends from:
Bank subsidiaries	$32,190	$59,780	$47,330
Non-bank subsidiaries	1,388	3,200	300
Interest from subsidiaries	2,068	2,793	4,737
Interest income on taxable securities	631	258	259
Gain on sale of securities	12	--	--
Other income	393	1,331	504

Total income	36,682	67,362	53,130
Expenses
Interest expense:
Short-term borrowings	59	294	1,344
Long-term debt	5,635	5,667	5,700
Junior subordinated debentures issued to
subsidiary trusts	7,392	7,392	5,137
Salaries and benefits	2,197	1,010	961
Operating expense paid to subsidiaries	1,682	1,393	1,241
Other operating expenses	1,320	548	1,479

Total expenses	18,285	16,304	15,862

Income before income tax benefit	18,397	51,058	37,268
Income tax benefit	5,649	4,680	4,308

Income of parent company only	24,046	55,738	41,576
Equity in undistributed earnings of subsidiaries	37,046	5,911	10,050

Net income	$61,092	$61,649	$51,626

Note T:   Bremer Financial Corporation (Parent Company Only) Condensed Statements (continued):

Statements of Cash Flows

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities
Net income	$61,092	$61,649	$51,626
Adjustments to reconcile net income to
net cash provided by operating activities
Equity in undistributed (earnings) of subsidiaries	(37,046)	(5,911)	(10,050)
Gain on sale of securities	(12)	--	--
Depreciation and amortization	1,691	953	744
Other, net	5,646	(6,989)	(860)

Net cash provided by operating activities	31,371	49,702	41,460

Cash flows from investing activities
Investment in and advances to subsidiaries, net	(10,089)	24,510	(104,949)
Purchases of securities	(40,170)	(26,545)	(15,364)
Proceeds from maturities of securities	1,634	--	--
Proceeds from sales of securities	39,803	5,862	1,537

Net cash (used) provided by investing activities	(8,822)	3,827	(118,776)

Cash flows from financing activities
Short-term borrowings, net	--	(33,000)	18,000
Repayments of long-term debt	(423)	(424)	(423)
Proceeds from issuance of junior subordinated debentures	--	--	78,867
Dividends paid	(21,600)	(19,800)	(19,200)

Net cash (used) provided by financing activities	(22,023)	(53,224)	77,244

Increase (decrease) in cash and cash equivalents	526	305	(72)
Cash and cash equivalents
Beginning of year	454	149	221

End of year	$980	$454	$149

Note U:   Quarterly Consolidated Financial Information (Unaudited):

BREMER FINANCIAL CORPORATION
SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2003 Quarter Ended
	(dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$68,845	$69,059	$67,967	$68,291
Interest expense	22,768	22,642	21,488	21,494
Net interest income	46,077	46,417	46,479	46,797
Net income	16,188	15,387	15,311	14,206
Per share of common stock
Net income-basic and diluted	1.35	1.28	1.28	1.18

	2002 Quarter Ended
	(dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$75,365	$74,878	$75,733	$72,765
Interest expense	27,573	26,081	25,610	24,418
Net interest income	47,792	48,797	50,123	48,347
Net income	16,511	16,174	16,208	12,756
Per share of common stock
Net income-basic and diluted	1.38	1.35	1.35	1.06

INDEPENDENT AUDITORS’ REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BREMER FINANCIAL CORPORATION
SAINT PAUL, MINNESOTA

We have audited the accompanying consolidated balance sheets of Bremer Financial Corporation and subsidiaries (the Company), a subsidiary of the Otto Bremer Foundation, as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bremer Financial Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 27, 2004

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTSON ACCOUNTING AND FINANCIAL DISCLOSURE

No event requiring disclosure pursuant to this Item 9 has occurred during the two years ended December 31, 2003.

ITEM 9A.   CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of December 31, 2003, of the Company’s internal control over financial reporting and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting is effective. There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10 through 14 of the Form 10-K are omitted because the Company will file before April 30, 2004 a definitive Proxy Statement (the “Proxy Statement”) conforming to Schedule 14A involving the election of directors. The information required by Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K are hereby incorporated by reference to such Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	The following financial statements of Bremer Financial Corporation are part of this document under Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets - December 31, 2003 and December 31, 2002

Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(2)	Financial statement schedules are omitted as they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(3)	The following exhibits are filed as a part of this report:

12.1 14 21 31.1 31.2 32.1 32.2 99.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

Code of Ethics.

Subsidiaries of the Company.

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Risk Factors.

The following exhibit is incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.1	Bremer Financial Corporation Executive Stock Purchase Plan effective August 1, 2002.

The following exhibits are incorporated by reference to Exhibits 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 4.7 and 4.8, respectively, to Amendment No. 1 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on April 30, 2001:

4.1 4.2 4.3 4.4 4.5 4.6 4.7 4.8	Form of Indenture between Wilmington Trust Company and Bremer Financial Corporation.

Form of Junior Subordinated Debenture (included as an exhibit to Exhibit 4.1).

Certificate of Trust for Bremer Capital Trust I.

Declaration of Trust for Bremer Capital Trust I.

Form of Amended and Restated Declaration of Trust for Bremer Capital Trust I.

Form of Capital Securities Certificate (included as an exhibit to Exhibit 4.5).

Form of Capital Securities Guarantee Agreement between Bremer Financial Corporation and
Wilmington Trust Company.

Form of Supplemental Indenture.

The following exhibits are incorporated by reference to Exhibits 3.1, 28.7, and 28.8, respectively, to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989:

3.1 99.2 99.3	Bylaws of the Company in effect on the date hereof.

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

The following exhibit is incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 1989:

3.2	Restated Articles of Incorporation of the Company in effect on the date hereof.

The following exhibits are incorporated by reference to Exhibits 4.1 and 4.2, respectively, to the Company's Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on March 29, 1989:

4.9 4.10	Specimen of Stock Certificate evidencing Class A Common Stock. Specimen of Stock Certificate evidencing Class B Common Stock.
(b)	During the quarter ended December 31, 2003, the Company filed or furnished the following Current Reports on Form 8-K:

A Current Report on Form 8-K dated October 08, 2003, which disclosed the issuance of a press release under Item 5, was filed by the Company with the Securities and Exchange Commission on October 9, 2003. The press release announced that the Company had named Pat Donovan as Executive Vice President and Chief Operating Officer of Bremer Financial Corporation.

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

March 18, 2004	Bremer Financial Corporation By: /s/Stan K. Dardis Stan K. Dardis Its President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on March 18, 2004 in the capacities indicated.

/s/Stan K. Dardis	/s/Patrick J. Donovan
Stan K. Dardis	Patrick J. Donovan
Its President and Chief Executive Officer	Executive Vice President and
and Director	Chief Operating Officer and Director

/s/Terry M. Cummings	/s/Ronald James
Terry M. Cummings	Ronald James
Chairman of the Board and Director	Director
/s/William H. Lipschultz	/s/Terrence W. Glarner
William H. Lipschultz	Terrence W. Glarner
Vice President and Director	Director
/s/Charlotte S. Johnson	/s/Robert B. Buck
Charlotte S. Johnson	Robert B. Buck
Vice President and Director	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
/s/Sherman Winthrop	/s/Stuart F. Bradt
Sherman Winthrop	Stuart F. Bradt
Director	Controller (Principal Accounting Officer)
/s/Daniel C. Reardon
Daniel C. Reardon
Vice President and Director

INDEX TO EXHIBITS

Description of Exhibits

12.1 14 21 31.1 31.2 32.1 32.2 99.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

Code of Ethics.

Subsidiaries of the Company.

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Risk Factors.