Form 10-Q
period 2004-03-31
BREMER FINANCIAL CORP
filed 2004-05-12
CIK 846616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

(651) 227-7621

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes __X__  No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X_

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

As of March 31, 2004, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(dollars in thousands, except per share amounts)

	Three months ended March 31,

	2004	2003	Change

Operating Results:
Total interest income	$67,148	$68,900	(2.54)%
Total interest expense	21,389	22,823	(6.28)

Net interest income	45,759	46,077	(0.69)
Provision for credit losses	2,943	3,478	(15.38)

Net interest income after provision for credit losses	42,816	42,599	0.51
Noninterest income	20,340	22,805	(10.81)
Noninterest expense	41,358	40,886	1.15

Income before income tax expense	21,798	24,518	(11.09)
Income tax expense	7,400	8,330	(11.16)

Net income	$14,398	$16,188	(11.06)%

Net income per share	$1.20	$1.35	(11.06)%
Dividends paid per share	0.45	0.45	–

Tax equivalent net interest income	$47,831	$48,071	(0.50)%
Net charge-offs	1,849	1,007	83.62

Selected Financial Ratios:
Return on average assets	1.03%	1.28%	(0.25)
Return on average equity (1)	12.23	15.02	(2.79)
Average equity to average assets (1)	8.45	8.53	(0.08)
Net interest margin (2)	3.66	4.10	(0.44)
Operating efficiency ratio (3)	60.67	57.69	2.98
Net charge-offs to average loans and leases	0.19	0.11	0.08

	March 31 2004	March 31 2003		December 31 2003	Change

Balance Sheet Data:
Total assets	$5,721,282	$5,237,317	9.24%	$5,673,709	0.84%
Securities (4)	1,331,631	1,131,415	17.70	1,314,440	1.31
Loans and leases (5)	4,029,138	3,720,464	8.30	3,964,015	1.64
Total deposits	4,017,819	3,720,139	8.00	4,050,976	(0.82)
Short-term borrowings	712,427	457,854	55.60	639,358	11.43
Long-term debt	460,149	494,524	(6.95)	460,158	–
Total shareholders’ equity and redeemable
Class A common stock	479,695	440,190	8.97	467,427	2.62
Per share book value of common stock	39.97	36.68	8.97	38.95	2.62

Asset Quality:
Reserve for credit losses	$60,000	$61,270	(2.07)%	$58,906	1.86%
Nonperforming assets	22,021	35,234	(37.50)	23,936	(8.00)
Nonperforming assets to total loans, leases
and OREO	0.55%	0.95%	(0.40)	0.60%	(0.05)
Reserve to nonperforming loans and leases	326.96	185.65	141.31	289.63	37.33
Reserve to total loans and leases	1.49	1.65	(0.16)	1.49	–

_________________

(1)	Calculation includes shareholders’ equity and redeemable class A common stock.
(2)	Tax-equivalent basis (TEB).
(3)	Noninterest expense as a percentage of tax-equivalent net interest income and noninterest income.
(4)	Includes securities held-to-maturity and securities available-for-sale.
(5)	Net of unearned discount and includes nonaccrual loans and leases.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
SUMMARY BALANCE SHEET AND INCOME STATEMENT
(dollars in thousands)

	Three months ended March 31,

	2004		2003

	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)

Summary Average Balance Sheet:
Total loans and leases (2)	$3,946,498	5.79%	$3,655,398	6.44%
Total securities (3)	1,292,831	3.85	1,079,739	4.82
Total other earning assets	12,931	1.37	16,716	1.28

Total interest earning assets (4)	$5,252,260	5.30%	$4,751,853	6.05%
Total noninterest earning assets	348,964		372,139

Total assets	$5,601,224		$5,123,992

Noninterest bearing deposits	$686,289		$621,303
Interest bearing deposits	3,280,603	1.52%	3,053,604	1.82%
Short-term borrowings	651,588	1.16	449,882	1.31
Long-term debt	460,154	6.19	496,048	6.24

Total interest bearing liabilities	$4,392,345	1.96%	$3,999,534	2.31%
Other noninterest bearing liabilities	48,879		65,863
Minority interest	150		150
Total shareholders’ equity and redeemable
Class A common stock	473,561		437,142

Total liabilities and equity	$5,601,224		$5,123,992

	Three months ended March 31,

	2004	2003	$ Change	% Change

Summary Income Statement:
Total interest income	$67,148	$68,900	$(1,752)	(2.54)%
Total interest expense	21,389	22,823	(1,434)	(6.28)

Net interest income	45,759	46,077	(318)	(0.69)
Provision for credit losses	2,943	3,478	(535)	(15.3	8)

Net interest income after provision for credit losses	42,816	42,599	217	0.51
Service charges	7,272	7,098	174	2.45
Insurance	2,783	2,238	545	24.35
Trust	2,619	2,340	279	11.92
Brokerage	1,535	1,237	298	24.09
Gain on sale of loans	2,261	4,312	(2,051)	(47.5	6)
Gain on sale of securities	2,050	4,202	(2,152)	(51.2	1)
Other	1,820	1,378	442	32.08

Total noninterest income	20,340	22,805	(2,465)	(10.8	1)
Salaries and wages	19,506	18,288	1,218	6.66
Employee benefits	5,602	6,171	(569)	(9.22)
Occupancy	3,059	2,789	270	9.68
Furniture and equipment	2,630	2,502	128	5.12
Data processing fees	2,639	2,485	154	6.20
FDIC premiums and examination fees	463	437	26	5.95
Amortization of intangibles	685	717	(32)	(4.46)
Other	6,774	7,497	(723)	(9.64)

Total noninterest expense	41,358	40,886	472	1.15

Income before income tax expense	21,798	24,518	(2,720)	(11.0	9)
Income tax expense	7,400	8,330	(930)	(11.1	6)

Net income	$14,398	$16,188	$(1,790)	(11.0	6)%

_________________

(1)	Calculation is based on interest income including $2,072 and $1,994 for the three months ending March 2004 and March 2003 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on securities available-for-sale.
(4)	Before deducting the reserve for credit losses.

BREMER FINANCIAL CORPORATION

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

INDEX

Page

PART I  —  FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial

13

Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

24

Item 4.

Controls and Procedures

24

PART II  —  OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

25

Signatures

26

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

Exhibit 32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Forward-Looking Statements

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “intends,” “expects” and similar expressions are intended to identify forward-looking statements.  Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in “Risk Factors” included as Exhibit 99.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 23, 2004 that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

PART I  —  FINANCIAL INFORMATION

Item 1.

Financial Statements

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2004	December 31, 2003

	(unaudited)
Assets
Cash and due from banks	$163,948	$195,165
Investment securities available-for-sale
(cost: 3/31/04 - $1,143,606, 12/31/03 - $1,133,958)	1,151,031	1,135,928
Investment securities held-to-maturity
(fair value: 3/31/04 - $190,908, 12/31/03 - $186,890)	180,600	178,512
Loans and leases	4,029,239	3,964,149
Reserve for credit losses	(60,000)	(58,906)
Unearned discount	(101)	(134)

Net loans and leases	3,969,138	3,905,109
Interest receivable	32,321	33,540
Premises and equipment, net	85,053	85,970
Other intangibles	17,621	18,274
Other assets	37,344	36,985
Goodwill	84,226	84,226

Total assets	$5,721,282	$5,673,709

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$711,855	$783,260
Interest bearing deposits	3,305,964	3,267,716

Total deposits	4,017,819	4,050,976
Federal funds purchased and repurchase agreements	497,470	519,759
Other short-term borrowings	214,957	119,599
Long-term debt	460,149	460,158
Accrued expenses and other liabilities	51,042	55,640

Total liabilities	5,241,437	5,206,132
Minority interests	150	150
Redeemable class A common stock, 960,000 shares
issued and outstanding	38,376	37,394
Shareholders’ equity
Common stock
Class A, no par, 12,000,000 shares authorized;
240,000 shares issued and outstanding	57	57
Class B, no par, 10,800,000 shares authorized,
issued and outstanding	2,562	2,562
Retained earnings	434,609	426,331
Accumulated other comprehensive income	4,091	1,083

Total shareholders’ equity	441,319	430,033

Total liabilities and shareholders’ equity	$5,721,282	$5,673,709

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,

	2004	2003

Interest income
Loans and leases, including fees	$55,834	$57,187
Securities	11,270	11,660
Federal funds sold	20	36
Other	24	17

Total interest income	67,148	68,900

Interest expense
Deposits	12,424	13,737
Federal funds purchased and repurchase agreements	1,358	1,275
Other short term borrowings	528	173
Long term debt	7,079	7,638

Total interest expense	21,389	22,823

Net interest income	45,759	46,077
Provision for credit losses	2,943	3,478

Net interest income after provision for credit losses	42,816	42,599

Noninterest income
Service charges	7,272	7,098
Insurance	2,783	2,238
Trust	2,619	2,340
Brokerage	1,535	1,237
Gain on sale of loans	2,261	4,312
Gain on sale of securities	2,050	4,202
Other	1,820	1,378

Total noninterest income	20,340	22,805

Noninterest expense
Salaries and wages	19,506	18,288
Employee benefits	5,602	6,171
Occupancy	3,059	2,789
Furniture and equipment	2,630	2,502
Data processing fees	2,639	2,485
FDIC premiums and examination fees	463	437
Amortization of intangibles	685	717
Other	6,774	7,497

Total noninterest expense	41,358	40,886

Income before income tax expense	21,798	24,518
Income tax expense	7,400	8,330

Net income	$14,398	$16,188

Per common share amounts:
Net income-basic and diluted	$1.20	$1.35
Dividends paid	0.45	0.45

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Retained Earnings	Total
	Class A	Class B

For the Three Months Ended March 31, 2003

Balance, December 31, 2002	$57	$2,562	$6,751		$389,998	$399,368
Comprehensive income
Net income				$16,188	16,188	16,188
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding losses arising during the period, net of tax			(2,173)	(2,173)
Less: Reclassified adjustment for gains included in income, net of tax			(2,521)	(2,521)

Other comprehensive income			(4,694)	(4,694)		(4,694)

Comprehensive income				$11,494

Dividends, $.45 per share					(5,400)	(5,400)
Allocation of net income in excess of dividends and other
comprehensive income to redeemable class A common stock			376		(863)	(487)

Balance, March 31, 2003	$57	$2,562	$2,433		$399,923	$404,975

For the Three Months Ended March 31, 2004

Balance, December 31, 2003	$57	$2,562	$1,083		$426,331	$430,033
Comprehensive income
Net income				$14,398	14,398	14,398
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding gains arising during the period, net of tax			4,500	4,500
Less: Reclassified adjustment for gains included in income, net of tax			(1,230)	(1,230)

Other comprehensive income			3,270	3,270		3,270

Comprehensive income				$17,668

Dividends, $.45 per share					(5,400)	(5,400)
Allocation of net income in excess of dividends and other
comprehensive income to redeemable class A common stock			(262)		(720)	(982)

Balance, March 31, 2004	$57	$2,562	$4,091		$434,609	$441,319

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended March 31,

	2004	2003

Cash flows from operating activities
Net income	$14,398	$16,188
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	2,943	3,478
Depreciation and amortization	4,379	3,988
Gain on sale of securities	(2,050)	(4,202)
Other assets and liabilities, net	(8,053)	56,776
Gain on sale of loans	(2,261)	(4,312)
Proceeds from loans originated for sale	62,954	180,974
Loans originated for sale	(59,610)	(162,095)

Net cash provided by operating activities	12,700	90,795
Cash flows from investing activities
Purchases of available-for-sale investment securities	(137,454)	(218,341)
Purchases of held-to-maturity securities	(9,699)	(2,522)
Proceeds from maturities of available-for-sale investment securities	69,329	103,154
Proceeds from maturities of held-to-maturity securities	7,611	7,300
Proceeds from sales of available-for-sale investment securities	60,527	101,875
Proceeds from sales of other real estate owned	619	272
Loans and leases, net	(68,055)	(56,369)
Purchase of premises and equipment	(1,298)	(2,955)

Net cash used in investing activities	(78,420)	(67,586)
Cash flows from financing activities
Noninterest bearing deposits, net	(71,405)	(59,181)
Savings, NOW and money market accounts, net	55,092	114,144
Certificates of deposits, net	(16,844)	(85,153)
Federal funds purchased and repurchase agreements,net	(22,289)	(3,169)
Other short-term borrowings, net	95,358	(50,453)
Repayments of long-term debt	(9)	(2,021)
Common stock dividends paid	(5,400)	(5,400)

Net cash provided by financing activities	34,503	(91,233)

Net (decrease) increase in cash and due from banks	(31,217)	(68,024)
Cash and due from banks at beginning of period	195,165	256,900

Cash and due from banks at end of period	$163,948	$188,876

Supplemental disclosures of cash flow information
Cash paid for interest	$20,383	$19,472
Cash paid for income taxes	1,141	1,102

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months ended March 31, 2004 and 2003 (unaudited)

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

Note B:   General

The consolidated financial statements include the accounts of Bremer Financial Corporation and subsidiaries. All material intercompany transactions and balances are eliminated in consolidation. The Company has not changed its accounting policies from those stated for the year ended December 31, 2003 included in its Annual Report on Form 10-K for that year filed on March 23, 2004.

Note C:   Interim Period Adjustments

The consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and which are necessary for a fair statement of the financial position, results of operations, and cash flows for the unaudited interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

Note D:   Earnings Per Share Calculations

Basic and diluted earnings per common share have been computed using 12,000,000 common shares outstanding for all periods. The Company does not have any dilutive securities.

Note E:   Securities

Investment securities classified as held-to-maturity are valued at amortized historical cost. Investment securities classified as available-for-sale are valued at fair value. Unrealized holding gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized, except for the portion allocated to redeemable class A stock. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold. Management periodically evaluates investment securities for other than temporary declines in fair value. There were no investment securities which management identified to be other-than-temporarily impaired for the three months ended March 31, 2004.

Note F:   Redeemable Class A Common Stock

At March 31, 2004, 960,000 shares of redeemable class A stock were issued and outstanding. At March 31, 2004, these shares were subject to redemption at a price of $39.97 per share, which approximated book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. The employee holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances, including death, permanent disability or retirement, while the Company has the option to purchase the shares from holders upon the occurrence of certain events, which also include death, retirement or termination of the employee. It is the Company’s intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation. During the period from January 1, 2004 through March 31, 2004, the Company did not directly purchase any shares of class A common stock but assigned to various parties our options that arose during that period to purchase a total of 10,869.7358 shares. These options were assigned to the Bremer Financial Corporation Employee Stock Ownership Plan (“ESOP”) (1,606.8381 shares), the Bremer Banks Profit Sharing Plus Plan (7,292.8977 shares), and executives and directors under the Executive Stock Purchase Plan (1,970.0000 shares). To the Company's knowledge, shares purchased by these parties upon exercise of these assigned options were the only transfers of shares of class A common stock effected during the period from January 1, 2004 through March 31, 2004.

Note G:   Goodwill and Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles, and other intangibles. The remaining unamortized balances at March 31, 2004 and 2003 were $101.8 million and $105.3 million. The core deposit and other intangibles amortization lives are 5 to 10 years. Goodwill is not amortized but is tested regularly for impairment. On January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives, will no longer be amortized into net income over an estimated useful life. However, these intangible assets are tested for impairment at least annually and more frequently if events or changes in circumstances indicate that assets might be impaired. Management performed its annual impairment test on its goodwill assets in December 2003, no impairment loss was recorded as a result of that test, and no events or changes in circumstances have occurred since that test that would indicate that assets might be impaired.

The following table presents relevant information about the Company's amortized intangible assets:

	As of March 31, 2004			As of March 31, 2003

	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Core deposit premium	$21,313	$7,818	$13,495	$21,313	$5,363	$15,950
Mortgage servicing rights (1)	4,459	2,567	1,892	3,337	1,901	1,436
Other	4,400	2,166	2,234	4,525	1,787	2,738

Total	$30,172	$12,551	$17,621	$29,175	$9,051	$20,124

_______________________
(1)  Accumulated amortization of mortgage servicing rights includes the related valuation allowance of $984 thousand in 2004 and $892 thousand in 2003.

The Company recorded aggregate intangible amortization expense of $685 thousand for the three month period ended March 31, 2004 and $717 thousand for the three months ended March 31, 2003. The estimated amortization expense for each of the next five years is approximately $2.4 million.

Goodwill was $84.2 million at March 31, 2004 and $85.1 million at March 31, 2003. The Company sold two branches that were part of its Marshall, Minnesota bank subsidiary in June 2003. The sale reduced goodwill by approximately $922 thousand, which was the amount of unamortized goodwill assigned to these two branches which were originally acquired by the Company in 1999. There were no other changes in the carrying amount of the Company's goodwill during the periods presented.

Note H:   Employee Benefit Plans

Pension benefit plans – The Company maintains the Bremer Retirement Plan (“Pension Plan”), which is a qualified defined benefit pension plan designed to provide retirement benefits to substantially all of the employees of the Company and its subsidiaries. In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”). Collectively, these two plans constitute the Company's “Pension Benefit Plans.”

Other postretirement benefits – The Company provides certain retiree health care benefits relating primarily to medical insurance co-payments to retired employees between the ages of 55 and 65. The Company accrues the cost of these benefits during the employees’ active service.

Net benefit plan expense for the above plans as actuarially determined, for the three months ended March 31, 2004 and 2003, included the following components:

	Pension Benefits		Other Postretirement Benefits

	2004	2003	2004	2003

	(in thousands)

Service cost	$938	$733	$136	$113
Interest cost	914	825	84	79
Expected return on assets	(1,180)	(904)	–	–
Prior service cost amortization	15	21	(3)	(3)
Net loss/(gain) amortization	272	290	20	13

Net periodic benefit cost	$959	$965	$237	$202

The Company expects to contribute approximately $3.0 million to the retirement and postretirement plans in 2004. No contributions were made to these plans during the quarter ended March 31, 2004.

Note I:   Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  FIN No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On December 24, 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46( R )”). FIN No. 46(R) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46(R) were applied on March 31, 2004. The Company applied the provisions by de-consolidating its subsidiary trusts, which issued Company obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”). The junior subordinated debentures of the Company owned by the trusts are reflected in the Statements of Financial Condition as long-term debt. As provided by FIN No. 46(R), the Company has restated its financial statements to reflect the adoption for all periods presented. The Trust Preferred Securities currently qualify as Tier I capital of the Company for regulatory capital purposes. The banking regulatory agencies have not issued any guidance that would change the capital treatment for Trust Preferred Securities based on the impact of the adoption of FIN No. 46(R).

On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments”, which provides guidance regarding loan commitments that are accounted for as derivative instruments. The Company, which makes such interest rate lock commitments primarily in connection with residential real estate lending activities, currently accounts for such commitments in a manner consistent with the provisions of Staff Accounting Bulletin No. 105, and the application of this accounting guidance will not have a material impact on the financial statements of the Company.

Note J:   Commitments and Contingencies

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following table represents the outstanding obligations:

	March 31, 2004	December 31, 2003

	(in thousands)

Standby letters of credit	$55,680	$54,795
Loan commitments	1,180,392	1,093,759

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies

In preparing the financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward, however, management has identified the accounting policies described below as those that are critical to an understanding of our consolidated financial statements and management's discussion and analysis due to the judgments, estimates and assumptions inherent in those policies.

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

Investment Securities. Investments in marketable equity and debt securities are classified into three categories – held to maturity, available for sale, or trading – pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  As of March 31, 2004, no investments were classified as trading securities. Held-to-maturity securities, which are valued at amortized historical cost, represent investments for which we have the ability and intent to hold to maturity and may be sold only under very limited circumstances. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, and the resultant allocation to redeemable class A common stock reflected as a separate component of shareholders’ equity until realized. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Management periodically evaluates investment securities for other than temporary declines in fair value. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other than temporary are written down to current market value and included in earnings as realized losses in the period the securities are deemed to be impaired. The assessment of whether such impairment has occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors in making this assessment. Those factors include but are not limited to the length and severity of the decline in value and changes in the credit quality of the issuer or underlying assets. There were no investment securities which management identified to be other-than-temporarily impaired for the three months ended March 31, 2004. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

Goodwill and Other Intangible Assets. SFAS No. 142, ”Accounting for Goodwill and Other Intangible Assets,” establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, SFAS No. 147, ”Acquisitions of Certain Financial Institutions,” establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At March 31, 2004, we had  $84.2 million of goodwill, which is not subject to periodic amortization, and $17.6 million in other intangible assets, which is subject to periodic amortization.

We performed the annual impairment tests on our goodwill assets in December 2003. No events or changes in circumstances have occurred since that test that would indicate that such assets might be impaired, and we have concluded that the recorded value of goodwill was not impaired as of March 31, 2004. There are many assumptions and estimates underlying the determination of impairment. Impairment testing is based on a determination of the value of each reporting unit, using readily available market and earnings data for comparable publicly-traded organizations within the same time period, and comparing that calculation of value to the current book value of the unit. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and our goodwill is impaired, which would result in us recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Retirement Plan Accounting. We provide pension benefits to substantially all employees. We account for these plans in accordance with SFAS No. 87, ”Employers' Accounting for Pensions,” which requires us to make a number of economic and other assumptions that can have a significant impact on amounts recorded in our income statement and statement of financial position. Assumptions regarding long-term discount rates and the expected return on pension plan assets can have the most material impact on our financial results and funding requirements.

Our accounting policies for the reserve for credit losses, investment securities, goodwill and other intangible assets and retirement plans are outlined in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. We believe that there have been no significant changes to the methods described in that Annual Report for making the estimates and judgments necessary to apply these policies.

Overview

Earnings. We reported net income of $14.4 million or $1.20 in basic and diluted earnings per share for the first quarter of 2004. This compares to $16.2 million or $1.35 basic and diluted earnings per share in the first quarter of 2003. Return on average equity was 12.23% for the first quarter of 2004 compared to 15.02% for the same quarter of 2003. Return on average assets decreased to 1.03% in the first quarter of 2004 from 1.28% in the first quarter of 2003.

Results of Operations

Net Interest Income. Net interest income for the first quarter of 2004 was $45.8 million, a decrease of $318 thousand from the $46.1 million reported for the same period a year ago, as our net interest margin decreased to 3.66% in the first quarter of 2004 from 4.10% in the first quarter of 2003. Offsetting some of the decline in net interest margin when comparing the two quarterly periods was an increase in our average loans and leases of $291.1 million, or 8.0%.

The continued decline in our net interest margin is primarily the result of the prolonged low interest rate environment. The average yield on our earning assets declined 75 basis points when comparing the first quarter of 2004 with the first quarter of 2003. Meanwhile, and largely as a result of competitive pressure in deposit markets and already historically low deposit rates, we were able to reduce the average cost of our interest bearing liabilities by only 35 basis points when comparing the same two periods.

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities. In addition, the tables show resultant yields or costs, net interest income, net interest spread, and net interest margin:

	For the Three Months Ended March 31,

	(unaudited)
	2004			2003

	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield

	(dollars in thousands)
Assets
Loans and Leases (2)
Commercial and other	$891,407	$11,634	5.25%	$869,436	$12,413	5.79%
Commercial real estate	1,342,965	19,865	5.95	1,146,744	18,802	6.65
Agricultural	421,914	6,008	5.73	411,723	6,312	6.22
Residential real estate	800,596	11,031	5.54	773,516	11,978	6.28
Consumer	342,997	5,467	6.41	335,148	6,092	7.37
Tax-exempt	146,619	2,780	7.63	118,831	2,416	8.25

Total Loans and Leases	3,946,498	56,785	5.79	3,655,398	58,013	6.44
Reserve for Credit Losses	(60,171)			(60,062)

Net Loans and Leases	3,886,327			3,595,336
Securities (3)
Taxable	1,112,358	9,114	3.30	897,967	9,412	4.25
Tax-exempt	180,473	3,277	7.30	181,772	3,416	7.62

Total Securities	1,292,831	12,391	3.85	1,079,739	12,828	4.82
Federal funds sold	8,620	20	0.93	12,523	36	1.17
Other earning assets	4,311	24	2.24	4,193	17	1.64

Total Earning Assets (4)	$5,252,260	$69,220	5.30%	$4,751,853	$70,894	6.05%
Cash and due from banks	148,375			148,553
Other non interest earning assets	260,760			283,648

Total Assets	$5,601,224			$5,123,992

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$686,289			$621,303
Interest bearing deposits
Savings and NOW accounts	488,168	$286	0.24%	466,125	$410	0.36%
Other interest bearing checking	261,995	74	0.11	248,961	97	0.16
Money market savings	1,438,397	4,974	1.39	1,029,832	3,264	1.29
Savings certificates	880,319	5,768	2.64	1,067,008	8,162	3.10
Certificates over $100,000	211,724	1,322	2.51	241,678	1,804	3.03

Total Interest Bearing Deposits	3,280,603	12,424	1.52	3,053,604	13,737	1.82

Total Deposits	3,966,892			3,674,907
Short-term borrowings	651,588	1,886	1.16	449,882	1,448	1.31
Long-term debt	460,154	7,079	6.19	496,048	7,638	6.24

Total Interest Bearing Liabilities	$4,392,345	$21,389	1.96%	$3,999,534	22,823	2.31%
Other noninterest bearing liabilities	48,879			65,863

Total Liabilities	5,127,513			4,686,700
Minority Interest	150			150
Redeemable Class A Common Stock	37,885			34,971
Shareholders’ equity	435,676			402,171

Total Liabilities and Equity	$5,601,224			$5,123,992

Net interest income		$47,831			$48,071

Net interest spread			3.34%			3.74%
Net interest margin			3.66%			4.10%

_________________

(1)	Interest income includes $2,072 and $1,994 in 2004 and 2003 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on available-for-sale securities.
(4)	Before deducting the reserve for credit losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

	Three Months Ended March 31,

	2004 vs. 2003

	Increase (Decrease) Due to Change in

	Volume	Rate	Total

	(in thousands)

Interest earning assets:
Loans and leases (1)	$4,620	$(5,848)	$(1,228)
Taxable securities	2,247	(2,545)	(298)
Tax-exempt securities (1)	(24)	(115)	(139)
Federal funds sold	(11)	(5)	(16)
Other interest earning assets	–	7	7

Total interest earning assets	$6,832	$(8,506)	$(1,674)

Interest bearing liabilities:
Savings and NOW accounts	$104	$(228)	$(124)
Money market and other interest bearing checking	855	832	1,687
Savings certificates	(1,650)	(1,226)	(2,876)
Short-term borrowings	649	(211)	438
Long-term debt	(498)	(61)	(559)

Total interest bearing liabilities	(540)	(894)	(1,434)

Change in net interest income	$7,372	$(7,612)	$(240)

_________________

(1)	Interest income includes $2,072 in 2004 and $1,994 in 2003 to adjust to a fully taxable basis using the federal statutory rate of 35%.

Provision for Credit Losses. The provision for credit losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance for credit losses at an acceptable level to cover losses inherent in the portfolio as of the reporting date. The provision for credit losses decreased to $2.9 million for the first quarter of 2004 from $3.5 million for the same quarter in 2003. Net charge-offs were $1.8 million during the first quarter of 2004 compared to $1.0 million for the same period in 2003. Our ratio of reserve to total loans and leases decreased to 1.49% at March 31, 2004 from 1.65% at March 31, 2003. Our reserve coverage on nonperforming loans and leases increased to 327% at March 31, 2004 from 186% at March 31, 2003. For further discussion related to the allowance for credit losses, see the later section entitled “– Financial Condition – Reserve for Credit Losses.”

Noninterest Income. Noninterest income reflected a $2.5 million, or 10.8%, decrease to $20.3 million for the first quarter of 2004 from the $22.8 million recorded in the first quarter of 2003. Increases of 24.4%, 11.9% and 24.1% in insurance, trust and brokerage revenues, respectively, were more than offset by lower gains on the sale of loans and securities. When comparing the first quarter of 2004 with the first quarter of 2003, insurance, trust and brokerage revenues increased a combined $1.1 million or 19.3%, while gains on the sale of loans and securities declined a combined $4.2 million. The decline in gains on sale of loans in the first quarter of 2004 can be attributed to a reduced level of residential mortgage loan refinancing activity.

The following table summarizes the components of noninterest income:

	Three Months Ended March 31,

	2004	2003

	(in thousands)

Service charges	$7,272	$7,098
Insurance	2,783	2,238
Trust	2,619	2,340
Brokerage	1,535	1,237
Gain on sale of loans	2,261	4,312
Gain on sale of securities	2,050	4,202
Other noninterest income	1,820	1,378

Total noninterest income	$20,340	$22,805

Noninterest Expense.   Noninterest expense increased $472 thousand, or 1.2%, to $41.4 million in the first quarter of 2004 from $40.9 million in the first quarter of 2003. Recently improved trends in our medical claims activity, which allowed for a reduction in our employee health costs in the first quarter of 2004 as compared to those recorded in the first quarter of 2003, positively affected the noninterest expense comparison between the two periods.

The following table summarizes the components of noninterest expense:

	Three Months Ended March 31,

	2004	2003

	(in thousands)

Salaries and wages	$19,506	$18,288
Employee benefits	5,602	6,171
Occupancy	3,059	2,789
Furniture and equipment	2,630	2,502
Printing, postage and telephone	1,526	1,780
Marketing	1,346	1,919
Data processing fees	2,639	2,485
Professional fees	923	621
Other real estate owned	25	20
FDIC premiums and examination fees	463	437
Amortization of intangibles	685	717
Other noninterest expense	2,954	3,157

Total noninterest expense	$41,358	$40,886

A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing noninterest expense by tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 60.7% for the first quarter of 2004 compared to 57.7% for the first quarter of 2003.

Income Taxes.   The provision for income taxes was $7.4 million for the quarter ended March 31, 2004 compared to $8.3 million for the same period in 2003. Comparing the first quarter of 2004 to the same period in 2003, our effective tax rate decreased slightly to 33.9% from 34.0%.

Financial Condition

Loan and Lease Portfolio.   The following table presents the components of our gross loans and lease portfolio:

	At March 31, 2004		At December 31, 2003

	Amount	Percent of Total Loans	Amount	Percent of Total Loans

	(dollars in thousands)

Commercial and other	$931,345	23.1%	$900,395	22.7%
Commercial real estate	1,286,689	32.0	1,230,752	31.0
– Construction	84,070	2.0	99,213	2.5
Agricultural	431,179	10.7	449,765	11.4
Residential real estate	785,519	19.5	780,351	19.7
– Construction	20,312	0.5	23,041	0.6
Consumer	342,806	8.5	337,583	8.5
Tax-exempt	147,319	3.7	143,049	3.6

Total	$4,029,239	100.0%	$3,964,149	100.0%

Our total loan and lease portfolio was $4.0 billion at March 31, 2004 and December 31, 2003. Commercial loans increased by $31.0 million, or 3.4%, during the first three months of 2004,and commercial real estate loans increased by $40.8 million, or 3.1%, during the same period. Agricultural loans decreased by $18.6 million, or 4.1%, during the first three months of 2004, with the decrease being primarily seasonal in nature. Residential real estate loans increased only slightly because most of our new first mortgages are sold in the secondary market. These sales resulted in gains on sale of loans of $2.3 million in the first three months of 2004. Consumer loans increased modestly to $342.8 million and tax-exempt loans increased slightly to $147.3 million during the first quarter of 2004.

Nonperforming Assets.   Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets were $22.0 million at March 31, 2004, a decrease of $1.9 million, or 8.0%, from the $23.9 million level at December 31, 2003. Nonperforming assets as a percentage of total loans, leases and other real estate owned ("OREO") decreased to .55% at March 31, 2004 from .60% at December 31, 2003. Approximately $5.7 million, or 26.0% of our nonperforming assets, are commercial and commercial real estate credits originated in our finance company subsidiary. This finance company subsidiary, which had a total loan and lease portfolio of $15.8 million at March 31, 2004 compared to $20.0 million at December 31, 2003, is in the process of winding down operations and is no longer accepting new loan applications. Accruing loans and leases 90 days or more past due totaled $3.3 million at March 31, 2004 and December 31, 2003.

Our nonperforming assets are summarized in the following table:

	March 31, 2004	December 31, 2003

	(dollars in thousands)

Nonaccrual loans and leases	$18,085	$20,058
Restructured loans and leases	266	280

Total nonperforming loans and leases	18,351	20,338
Other real estate owned (OREO)	3,670	3,598

Total nonperforming assets	$22,021	$23,936

Accruing loans and leases 90 days or more past due	$3,344	$3,284

Nonperforming loans and leases to total loans and leases	0.46%	0.51%
Nonperforming assets to total loans, leases and OREO	0.55	0.60
Nonperforming assets and accruing loans and leases 90
days or more past due to total loans, leases and OREO	0.63	0.69

Reserve for Credit Losses.    At March 31, 2004, the reserve for credit losses was $60.0 million, an increase of $1.1 million or 1.9% from the balance of $58.9 million at December 31, 2003. The reserve for credit losses as a percentage of total loans and leases was 1.49% at March 31, 2004, unchanged from December 31, 2003.

Activity in the reserve for credit losses for the following periods is shown in the following table:

	Three Months Ended March 31,

	2004	2003

	(dollars in thousands)

Balance at beginning of period	$58,906	$58,799
Charge-offs:
Commercial and other	1,297	594
Commercial real estate	–	35
Agricultural	5	1
Residential real estate	189	117
Consumer	604	476

Total charge-offs	2,095	1,223
Recoveries:
Commercial and other	99	21
Commercial real estate	1	6
Agricultural	3	6
Residential real estate	57	13
Consumer	86	170

Total recoveries	246	216

Net charge-offs	1,849	1,007
Provision for credit losses	2,943	3,478

Balance at end of period	$60,000	$61,270

Average loans and leases	$3,946,498	$3,655,398
Annualized net charge-offs to average loans and leases	0.19%	0.11%

Reserve as a percentage of:
Period-end loans and leases	1.49%	1.65%
Nonperforming loans and leases	326.96	185.65
Nonperforming assets	272.47	173.89

Securities.   Our investment portfolio, including available-for-sale securities and held-to-maturity securities, was $1.3 billion at both March 31, 2004 and December 31, 2003. We sold $60.5 million in securities during the first quarter of 2004. The securities sold included callable obligations of state and political subdivisions that had unfavorable call features and mortgage-backed securities pools that had been paid down significantly to balance levels that were not economical to maintain. We replaced these securities with obligations of state and political subdivisions that had more favorable call characteristics and adjustable rate mortgage-backed securities in larger and easier to manage pools. These securities sales resulted in securities gains of $2.1 million in the first three months of 2004, compared to securities gains of $4.2 million in the first three months of 2003.

Deposits.   Total deposits were $4.0 billion at March 31, 2004, compared to $4.1 billion at December 31, 2003. Noninterest bearing deposits decreased $71.4 million, or 9.1%, to $711.9 million at March 31, 2004 from $783.3 million at December 31, 2003. Interest bearing deposits maintained a $3.3 billion balance at March 31, 2004 and December 31, 2003.

Borrowings.   Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, and Federal Home Loan Bank (“FHLB”) advances, increased $73.1 million or 11.4% to $712.4 million at March 31, 2004 from $639.4 million at December 31, 2003. The increased use of short-term borrowings as a funding source was the result of our loan growth outpacing our deposit growth in the first three months of 2004.

Long-term debt. Long-term debt consists primarily of FHLB advances, junior subordinated debentures, and $65.0 million of privately-placed senior debt. FHLB advances were $314.8 million at both March 31, 2004 and December 31, 2003. The junior subordinated debentures include $61.9 million of 9.0% debentures payable to Bremer Capital Trust I, an unconsolidated affiliate of the Company, bearing quarterly interest payments, and $17.0 million of 10.2% junior subordinated debentures payable to Bremer Statutory Trust I, also an unconsolidated affiliate of the Company, bearing semi-annual interest payments.  The debentures mature not earlier than July 15, 2006 and not later than July 15, 2031. At March 31, 2004, $76.5 million qualified as Tier I capital under guidelines of the Federal Reserve.

Capital Management.  The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board’s implementation of FDICIA defines “well-capitalized” institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. We have maintained our capital at the “well-capitalized” level in each of these categories in the past and expect to do so in the future. The capital ratios of the Subsidiary Banks in each of these categories met or exceeded the “well-capitalized” ratios as of March 31, 2004.

The following table compares our consolidated capital ratios with the minimum requirements for well-capitalized and adequately capitalized banks as of March 31, 2004:

			Minimum Requirements

	March 31, 2004	December 31, 2003	Well Capitalized	Adequately Capitalized

Tier I capital to risk-weighted assets	10.58%	10.51%	6.00%	4.00%
Total capital to risk-weighted assets	11.84	11.76	10.00	8.00
Tier I capital to average tangible assets	8.22	8.10	5.00	4.00

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

Several factors provide for a favorable liquidity position. The first is the ability to acquire and retain funds in the local markets we serve. This in-market funding provides a historically stable source of funding and represented approximately 85% of total liabilities at March 31, 2004. Our available-for-sale securities portfolio is a secondary source of liquidity because of its readily marketable nature and predictable stream of maturities. While we prefer to fund the balance sheet with in-market funding sources, another source of liquidity is our ready access to regional and national wholesale funding markets, including federal funds purchased, FHLB advances, and brokered deposits. As of March 31, 2004, we also had available $15.0 million of borrowing capacity under an unsecured credit facility. As of March 31, 2004, there were no advances outstanding under this facility. This credit facility is used primarily for contingency purposes.

Commitments and Contingencies.  There have been no material changes in our outstanding commitments and contingencies since those reported at December 31, 2003 in our Annual Report on Form 10-K for 2003.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2003 in the Annual Report on Form 10-K for 2003.

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2004, of the Company's internal control over financial reporting and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's internal control over financial reporting is effective. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

During the quarter ended March 31, 2004, the Company filed or furnished the following Current Report on Form 8-K:

A Current Report on Form 8-K dated January 27, 2004, which disclosed the issuance of a press release under Item 12, was furnished by the Company to the Securities and Exchange Commission on January 27, 2004. The press release described the Company's financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 2004

BREMER FINANCIAL CORPORATION

By: /s/ Stan K. Dardis

    Stan K. Dardis

    President and

    Chief Executive Officer

    (Principal Executive Officer)

By: /s/ Stuart F. Bradt

    Stuart F. Bradt

    Controller

    (Chief Accounting Officer)

INDEX TO EXHIBITS

Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.