Form 10-Q
period 2004-06-30
BREMER FINANCIAL CORP
filed 2004-08-13
CIK 846616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 30, 2004, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES FINANCIAL HIGHLIGHTS (dollars in thousands, except per share amounts)

	Three months ended June 30,			Six months ended June 30,
	2004	2003	Change	2004	2003	Change
Operating Results:
Total interest income	$68,678	$69,113	(0.63)%	$135,826	$138,013	(1.58)%
Total interest expense	21,245	22,696	(6.39)	42,634	45,519	(6.34)

Net interest income	47,433	46,417	2.19	93,192	92,494	0.75
Provision for credit losses	943	2,678	(64.79)	3,886	6,156	(36.87)

Net interest income after provision for
credit losses	46,490	43,739	6.29	89,306	86,338	3.44
Noninterest income	19,388	22,460	(13.68)	39,728	45,265	(12.23)
Noninterest expense	43,226	42,293	2.21	84,584	83,179	1.69

Income before income tax expense	22,652	23,906	(5.25)	44,450	48,424	(8.21)
Income tax expense	7,706	8,519	(9.54)	15,106	16,849	(10.35)

Net income	$14,946	$15,387	(2.87)%	$29,344	$31,575	(7.07)%

Net income per share	$1.25	$1.28	(2.87)%	$2.45	$2.63	(7.07)%
Dividends paid per share	0.45	0.45	—	0.90	0.90	—

Tax equivalent net interest income	$49,500	$48,415	2.24%	$97,331	$96,486	0.88%
Net (recoveries)/charge-offs	(345)	1,633	NM	1,504	2,640	(43.03)
Selected Financial Ratios:
Return on average assets	1.04%	1.16%	(0.12)	1.04%	1.22%	(0.18)
Return on average equity (1)	12.58	13.83	(1.25)	12.51	14.36	(1.85)
Average equity to average assets (1)	8.26	8.42	(0.16)	8.28	8.50	(0.22)
Net interest margin (2)	3.66	3.93	(0.27)	3.66	4.02	(0.36)
Operating efficiency ratio (3)	62.75	59.67	3.08	61.71	58.68	3.03
Net charge-offs to average loans and leases	(0.03)	0.17	(0.20)	0.07	0.14	(0.07)

	June 30, 2004	June 30, 2003		December 31, 2003	Change
Balance Sheet Data:
Total assets	$5,870,480	$5,445,232	7.81%	$5,673,709	3.47%
Securities (4)	1,237,419	1,193,827	3.65	1,314,440	(5.86)
Loans and leases (5)	4,280,321	3,847,940	11.24	3,964,015	7.98
Total deposits	4,037,001	3,760,254	7.36	4,050,976	(0.34)
Short-term borrowings	891,244	677,422	31.56	639,358	39.40
Long-term debt	426,929	494,291	(13.63)	460,158	(7.22)
Total shareholders’ equity and redeemable
Class A common stock	475,643	452,516	5.11	467,427	1.76
Per share book value of common stock	39.64	37.71	5.11	38.95	1.76
Asset Quality:
Reserve for credit losses	$61,288	$62,315	(1.65)%	$58,906	4.04%
Nonperforming assets	18,045	33,834	(46.67)	23,936	(24.61)
Nonperforming assets to total loans, leases
and OREO	0.42%	0.88%	(0.46)	0.60%	(0.18)
Reserve to nonperforming loans and leases	409.95	203.91	206.04	289.63	120.32
Reserve to total loans and leases	1.43	1.62	(0.19)	1.49	(0.06)

_________________

(1)	Calculation includes shareholders’ equity and redeemable class A common stock.
(2)	Tax-equivalent basis (TEB).
(3)	Noninterest expense as a percentage of tax-equivalent net interest income and noninterest income.
(4)	Includes securities held-to-maturity and securities available-for-sale.
(5)	Net of unearned discount and includes nonaccrual loans and leases.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES SUMMARY BALANCE SHEET AND INCOME STATEMENT (dollars in thousands)

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)
Summary Average Balance Sheet:
Total loans and leases (2)	$4,129,993	5.72%	$3,775,010	6.26%	$4,038,246	5.75%	$3,715,534	6.35%
Total securities (3)	1,295,194	3.71	1,152,295	4.21	1,294,012	3.78	1,116,217	4.50
Total other earning assets	16,385	1.28	11,824	2.55	14,658	1.33	14,257	1.80

Total interest earning assets (4)	$5,441,572	5.23%	$4,939,129	5.77%	$5,346,916	5.26%	$4,846,008	5.91%
Total noninterest earning assets	344,023		364,361		350,315		368,221

Total assets	$5,785,595		$5,303,490		$5,697,231		$5,214,229

Noninterest bearing deposits	$723,841		$641,834		$704,955		$631,626
Interest bearing deposits	3,314,223	1.47%	3,069,224	1.71%	3,298,560	1.50%	3,061,457	1.77%
Short-term borrowings	793,810	1.19	590,301	1.31	723,761	1.18	520,480	1.31
Long-term debt	434,717	6.25	494,375	6.21	447,435	6.22	495,207	6.23

Total interest bearing liabilities	$4,542,750	1.88%	$4,153,900	2.19%	$4,469,756	1.92%	$4,077,144	2.25%
Other noninterest bearing liabilities	41,186		61,253		50,835		62,003
Minority interest	150		150		150		150
Total shareholders’ equity and redeemable
Class A common stock	477,668		446,353		471,535		443,306

Total liabilities and equity	$5,785,595		$5,303,490		$5,697,231		$5,214,229

	Three months ended June 30,				Six months ended June 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Summary Income Statement:
Total interest income	$68,678	$69,113	$(435)	(0.63)%	$135,826	$138,013	$(2,187)	(1.58)%
Total interest expense	21,245	22,696	(1,451)	(6.39)	42,634	45,519	(2,885)	(6.34)

Net interest income	47,433	46,417	1,016	2.19	93,192	92,494	698	0.75
Provision for credit losses	943	2,678	(1,735)	(64.79)	3,886	6,156	(2,270)	(36.87)

Net interest income after provision for credit losses	46,490	43,739	2,751	6.29	89,306	86,338	2,968	3.44
Service charges	7,823	7,634	189	2.48	15,095	14,732	363	2.46
Insurance	2,132	1,786	346	19.37	4,915	4,024	891	22.14
Trust	2,745	2,444	301	12.32	5,364	4,784	580	12.12
Brokerage	1,781	1,345	436	32.42	3,316	2,582	734	28.43
Gain on sale of loans	3,166	6,208	(3,042)	(49.00)	5,427	10,520	(5,093)	(48.41)
Gain on sale of securities	18	1,637	(1,619)	(98.88)	2,068	5,839	(3,771)	(64.58)
Other	1,723	1,406	317	22.40	3,543	2,784	759	27.26

Total noninterest income	19,388	22,460	(3,072)	(13.68)	39,728	45,265	(5,537)	(12.23)
Salaries and wages	20,489	19,599	890	4.54	39,995	37,887	2,108	5.56
Employee benefits	5,542	6,100	(558)	(9.15)	11,144	12,271	(1,127)	(9.18)
Occupancy	3,002	2,801	201	7.18	6,061	5,590	471	8.43
Furniture and equipment	2,524	2,570	(46)	(1.79)	5,154	5,072	82	1.62
Data processing fees	2,704	2,498	206	8.25	5,343	4,983	360	7.22
FDIC premiums and examination fees	457	439	18	4.10	920	876	44	5.02
Amortization of intangibles	684	716	(32)	(4.47)	1,369	1,433	(64)	(4.47)
Other	7,824	7,570	254	3.36	14,598	15,067	(469)	(3.11)

Total noninterest expense	43,226	42,293	933	2.21	84,584	83,179	1,405	1.69

Income before income tax expense	22,652	23,906	(1,254)	(5.25)	44,450	48,424	(3,974)	(8.21)
Income tax expense	7,706	8,519	(813)	(9.54)	15,106	16,849	(1,743)	(10.35)

Net income	$14,946	$15,387	$(441)	(2.87)%	$29,344	$31,575	$(2,231)	(7.07)%

_________________

(1)	Calculation is based on interest income including $2,068 and $1,998 for the three months ended June 30, 2004 and June 30, 2003 and $4,139 and $3,992 for the six months ended June 30, 2004 and June 30, 2003 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on securities available-for-sale.
(4)	Before deducting the reserve for credit losses.

BREMER FINANCIAL CORPORATION

FORM 10-Q

QUARTER ENDED JUNE 30, 2004

INDEX

Page

PART I  —  FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial

12

Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

25

Item 4.

Controls and Procedures

25

PART II  —  OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders

26

Item 6.

Exhibits and Reports on Form 8-K

27

Signatures

28

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and due from banks	$156,951	$195,165
Investment securities available-for-sale
(cost: 6/30/04 – $1,062,429; 12/31/03 – $1,133,958)	1,047,186	1,135,928
Investment securities held-to-maturity
(fair value: 6/30/04 – $193,409; 12/31/03 – $186,890)	190,233	178,512
Loans and leases	4,280,321	3,964,015
Reserve for credit losses	(61,288)	(58,906)

Net loans and leases	4,219,033	3,905,109
Interest receivable	32,072	33,540
Premises and equipment, net	84,278	85,970
Other intangibles	16,921	18,274
Other assets	39,580	36,985
Goodwill	84,226	84,226

Total assets	$5,870,480	$5,673,709

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$750,171	$783,260
Interest bearing deposits	3,286,830	3,267,716

Total deposits	4,037,001	4,050,976
Federal funds purchased and repurchase agreements	443,358	519,759
Other short-term borrowings	447,886	119,599
Long-term debt	426,929	460,158
Accrued expenses and other liabilities	39,513	55,640

Total liabilities	5,394,687	5,206,132
Minority interests	150	150
Redeemable class A common stock, 960,000 shares
issued and outstanding	38,052	37,394
Shareholders' equity
Common stock
Class A, no par, 12,000,000 shares authorized;
240,000 shares issued and outstanding	57	57
Class B, no par, 10,800,000 shares authorized,
issued and outstanding	2,562	2,562
Retained earnings	443,391	426,331
Accumulated other comprehensive (loss) income	(8,419)	1,083

Total shareholders’ equity	437,591	430,033

Total liabilities and shareholders’ equity	$5,870,480	$5,673,709

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003
Interest income
Loans and leases, including fees	$57,792	$58,119	$113,626	$115,306
Securities	10,833	10,919	22,103	22,579
Federal funds sold	28	22	48	58
Other	25	53	49	70

Total interest income	68,678	69,113	135,826	138,013
Interest expense
Deposits	12,144	13,123	24,568	26,860
Federal funds purchased and repurchase agreements	1,396	1,382	2,754	2,657
Other short-term borrowings	948	541	1,476	714
Long-term debt	6,757	7,650	13,836	15,288

Total interest expense	21,245	22,696	42,634	45,519

Net interest income	47,433	46,417	93,192	92,494
Provision for credit losses	943	2,678	3,886	6,156

Net interest income after provision for credit losses	46,490	43,739	89,306	86,338
Noninterest income
Service charges	7,823	7,634	15,095	14,732
Insurance	2,132	1,786	4,915	4,024
Trust	2,745	2,444	5,364	4,784
Brokerage	1,781	1,345	3,316	2,582
Gain on sale of loans	3,166	6,208	5,427	10,520
Gain on sale of securities	18	1,637	2,068	5,839
Other	1,723	1,406	3,543	2,784

Total noninterest income	19,388	22,460	39,728	45,265
Noninterest expense
Salaries and wages	20,489	19,599	39,995	37,887
Employee benefits	5,542	6,100	11,144	12,271
Occupancy	3,002	2,801	6,061	5,590
Furniture and equipment	2,524	2,570	5,154	5,072
Data processing fees	2,704	2,498	5,343	4,983
FDIC premiums and examination fees	457	439	920	876
Amortization of intangibles	684	716	1,369	1,433
Other	7,824	7,570	14,598	15,067

Total noninterest expense	43,226	42,293	84,584	83,179

Income before income tax expense	22,652	23,906	44,450	48,424
Income tax expense	7,706	8,519	15,106	16,849

Net income	$14,946	$15,387	$29,344	$31,575

Per common share amounts:
Net income-basic and diluted	$1.25	$1.28	$2.45	$2.63
Dividends paid	0.45	0.45	0.90	0.90

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Retained Earnings	Total
	Class A	Class B
For the Six Months ended June 30, 2003
Balance, December 31, 2002	$57	$2,562	$6,751		$389,998	$399,368
Comprehensive income
Net income				$31,575	31,575	31,575
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding losses arising during the period, net of tax			1,149	1,149
Less: Reclassified adjustment for gains included in income, net of tax			(3,503)	(3,503)

Other comprehensive income (loss)			(2,354)	(2,354)		(2,354)

Comprehensive income				$29,221

Dividends, $.90 per share					(10,800)	(10,800)
Allocation of net income in excess of dividends and other
comprehensive income to redeemable class A common stock			188		(1,662)	(1,474)

Balance, June 30, 2003	$57	$2,562	$4,585		$409,111	$416,315

For the Six Months Ended June 30, 2004
Balance, December 31, 2003	$57	$2,562	$1,083		$426,331	$430,033
Comprehensive income
Net income				$29,344	29,344	29,344
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding losses arising during the period, net of tax			(9,087)	(9,087)
Less: Reclassified adjustment for gains included in income, net of tax			(1,241)	(1,241)

Other comprehensive income (loss)			(10,328)	(10,328)		(10,328)

Comprehensive income				$19,016

Dividends, $.90 per share					(10,800)	(10,800)
Allocation of net income in excess of dividends and other
comprehensive income to redeemable class A common stock			826		(1,484)	(658)

Balance, June 30, 2004	$57	$2,562	$(8,419)		$443,391	$437,591

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$29,344	$31,575
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	3,886	6,156
Depreciation and amortization	8,971	8,502
Gain on sale of securities	(2,068)	(5,839)
Other assets and liabilities, net	(14,983)	(8,159)
Gain on sale of loans	(5,427)	(10,520)
Proceeds from loans originated for sale	215,197	412,481
Loans originated for sale	(203,971)	(400,499)

Net cash provided by operating activities	30,949	33,697
Cash flows from investing activities
Purchases of available-for-sale investment securities	(198,771)	(411,109)
Purchases of held-to-maturity securities	(23,875)	(13,236)
Proceeds from maturities of available-for-sale investment securities	157,630	202,167
Proceeds from maturities of held-to-maturity securities	12,154	12,159
Proceeds from sales of available-for-sale investment securities	114,738	144,610
Proceeds from sales of other real estate owned	1,358	1,411
Loans and leases, net	(323,609)	(172,372)
Purchase of premises and equipment	(2,670)	(6,794)

Net cash used in investing activities	(263,045)	(243,164)
Cash flows from financing activities
Noninterest bearing deposits, net	(33,089)	(14,318)
Savings, NOW and money market accounts, net	28,633	193,453
Certificates of deposits, net	(9,519)	(169,210)
Federal funds purchased and repurchase agreements,net	(76,401)	(11,162)
Other short-term borrowings, net	328,287	177,108
Repayments of long-term debt	(33,229)	(2,253)
Common stock dividends paid	(10,800)	(10,800)

Net cash provided by financing activities	193,882	162,818

Net decrease in cash and due from banks	(38,214)	(46,649)
Cash and due from banks at beginning of period	195,165	256,900

Cash and due from banks at end of period	$156,951	$210,251

Supplemental disclosures of cash flow information
Cash paid for interest	$43,174	$48,370
Cash paid for income taxes	14,859	10,359

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended June 30, 2004 and 2003 (unaudited)

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

Note E:   Securities

Investment securities classified as held-to-maturity are valued at amortized historical cost. Investment securities classified as available-for-sale are valued at fair value. Unrealized holding gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized, except for the portion allocated to redeemable class A stock. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold. Management periodically evaluates investment securities for other than temporary declines in fair value. There were no investment securities which management identified to be other-than-temporarily impaired for the period ended June 30, 2004.

Note F:   Redeemable Class A Common Stock

At June 30, 2004, 960,000 shares of redeemable class A stock were issued and outstanding. At June 30, 2004, these shares were subject to redemption at a price of $39.64 per share, which approximated book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. The employee holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances, including death, permanent disability or retirement. The Company has the option to purchase the shares from holders upon the occurrence of certain events, which include death, retirement or termination of employment. It is the Company’s intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation. During the period from January 1, 2004 through June 30, 2004, the Company did not directly purchase any shares of class A common stock but assigned to various parties our options that arose during that period to purchase a total of 31,510.1836 shares. These options were assigned to the Bremer Financial Corporation Employee Stock Ownership Plan (“ESOP”) (4,189.7319 shares), the Bremer Banks Profit Sharing Plus Plan (22,650.4517 shares), and executives and directors under the Executive Stock Purchase Plan (4,670.0000 shares). To the Company’s knowledge, shares purchased by these parties upon exercise of these assigned options were the only transfers of shares of class A common stock effected during the period from January 1, 2004 through June 30, 2004.

Note G:   Goodwill and Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles, and other intangibles. The remaining unamortized balances at June 30, 2004 and 2003 were $101.1 million and $103.7 million. The core deposit and other intangibles amortization lives are five to 10 years. Goodwill is not amortized but is tested regularly for impairment. On January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives, will no longer be amortized into net income over an estimated useful life. However, these intangible assets are tested for impairment at least annually and more frequently if events or changes in circumstances indicate that assets might be impaired. Management performed its annual impairment test on its goodwill assets in December 2003, no impairment loss was recorded as a result of that test, and no events or changes in circumstances have occurred since that test that would indicate that assets might be impaired.

The following table presents relevant information about the Company’s amortized intangible assets:

	As of June 30, 2004			As of June 30, 2003
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Core deposit premium	$21,313	$8,411	$12,902	$21,313	$5,985	$15,328
Mortgage servicing rights (1)	4,459	2,582	1,877	3,839	2,354	1,485
Other	4,400	2,258	2,142	4,525	1,882	2,643

Total	$30,172	$13,251	$16,921	$29,677	$10,221	$19,456

_________________

(1)	Accumulated amortization of mortgage servicing rights includes the related valuation allowance of $732 thousand in 2004 and $1.2 million in 2003.

The Company recorded aggregate intangible amortization expense of $1.4 million for each of the six-month periods ended June 30, 2004 and June 30, 2003. The estimated amortization expense for each of the next five years is approximately $2.4 million.

Goodwill was $84.2 million at June 30, 2004 and June 30, 2003.

Note H:   Employee Benefit Plans

Pension benefit plans — The Company maintains the Bremer Retirement Plan (“Pension Plan”), which is a qualified defined benefit pension plan designed to provide retirement benefits to substantially all of the employees of the Company and its subsidiaries. In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”). Collectively, these two plans constitute the Company’s “Pension Benefit Plans.”

Other postretirement benefits — The Company provides certain retiree health care benefits relating primarily to medical insurance co-payments to retired employees between the ages of 55 and 65. The Company accrues the cost of these benefits during the employees’ active service.

Net benefit plan expense for the above plans as actuarially determined, for the three months and six months ended June 30, 2004 and 2003, included the following components:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
	(in thousands)
Service cost	$946	$733	$146	$113	$1,884	$1,466	$282	$226
Interest cost	921	824	91	80	1,835	1,649	175	159
Expected return on assets	(1,190)	(904)	--	--	(2,370)	(1,808)	--	--
Prior service cost amortization	15	21	(3)	(3)	30	42	(6)	(6)
Net loss/(gain) amortization	275	291	6	13	547	581	26	26

Net periodic benefit cost	$967	$965	$240	$203	$1,926	$1,930	$477	$405

The Company expects to contribute a total of approximately $3.0 million to the retirement and postretirement plans in 2004. No contributions have been made to these plans in 2004.

Note I:   Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On December 24, 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46(R)”). FIN No. 46(R) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46(R) were applied on March 31, 2004. The Company applied the provisions by de-consolidating its subsidiary trusts, which issued Company obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”). The junior subordinated debentures of the Company owned by the trusts are reflected in the Statements of Financial Condition as long-term debt. As provided by FIN No. 46(R), the Company has restated its financial statements to reflect the adoption for all periods presented. The Trust Preferred Securities currently qualify as Tier I capital of the Company for regulatory capital purposes. The banking regulatory agencies have issued proposed guidance that would not significantly change the capital treatment for Trust Preferred Securities after the adoption of FIN No. 46(R).

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

On March 31, 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF No. 03-1”) which provides guidance on recognizing other-than-temporary impairments on certain investments. The Issue is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. The guidance requires that investments which have declined in value must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. The Company is evaluating the impact of adopting EITF No. 03-1 and has not yet completed this analysis.

Note J:   Commitments and Contingencies

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following table represents the outstanding obligations:

	June 30, 2004	December 31, 2003
	(in thousands)

Standby letters of credit	$52,806	$54,795
Loan commitments	1,284,915	1,093,759

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

The Wisconsin Department of Revenue is currently conducting an income tax audit of our Wisconsin bank subsidiary and of another subsidiary company located in Nevada that holds and manages investments for the Wisconsin subsidiary bank. The audit has been initiated under an audit program targeted at Wisconsin financial institutions with non-Wisconsin subsidiaries, the income of which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue

may take the position that the income of the out-of-state investment subsidiary is taxable in Wisconsin. If such a claim is made, the Company intends to challenge it. However, management does not believe the resolution of any such claim will have a material impact on the financial statements.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies

In preparing the financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward; however, management has identified the accounting policies described below as those that are critical to an understanding of our consolidated financial statements and management’s discussion and analysis due to the judgments, estimates and assumptions inherent in those policies.

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

Investment Securities. Investments in marketable equity and debt securities are classified into three categories – held to maturity, available for sale, or trading – pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of June 30, 2004, no investments were classified as trading securities. Held-to-maturity securities, which are valued at amortized historical cost, represent investments for which we have the ability and intent to hold to maturity and may be sold only under very limited circumstances. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, and the resultant allocation to redeemable class A common stock reflected as a separate component of shareholders’ equity until realized. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Management periodically evaluates investment securities for other than temporary declines in fair value. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other than temporary are written down to current market value and included in earnings as realized losses during the period in which the securities are deemed to be impaired. The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors in making this assessment. Those factors include, but are not limited to, the length and severity of the decline in value and changes in the credit quality of the issuer or underlying assets. Emerging Issues Task Force Issue No. 03-1 (“EITF No. 03-1”), which provides additional guidance regarding the meaning of other than temporary impairment, will become effective for reporting periods after June 15, 2004. We are evaluating the impact of adopting EITF No. 03-1 but have not yet completed the analysis. There were no investment securities which management identified to be other-than-temporarily impaired for the six months ended June 30, 2004. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

Goodwill and Other Intangible Assets.   SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, SFAS No. 147, “Acquisitions of Certain Financial Institutions,” establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At June 30, 2004, we had $84.2 million of goodwill, which is not subject to periodic amortization, and $16.9 million in other intangible assets, which is subject to periodic amortization.

We performed the annual impairment tests on our goodwill assets in December 2003. No events or changes in circumstances have occurred since that test that would indicate that such assets might be impaired, and we have concluded that the recorded value of goodwill was not impaired as of June 30, 2004. There are many assumptions and estimates underlying the determination of impairment. Impairment testing is based on a determination of the value of each reporting unit, using readily available market and earnings data for comparable publicly-traded organizations within the same time period, and comparing that calculation of value to the current book value of the unit. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and our goodwill is impaired, which would result in us recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Retirement Plan Accounting.   We provide pension benefits to substantially all employees. We account for these plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires us to make a number of economic and other assumptions that can have a significant impact on amounts recorded in our income statement and statement of financial position. Assumptions regarding long-term discount rates and the expected return on pension plan assets can have the most material impact on our financial results and funding requirements.

Income Taxes.   The determination of our current and deferred income taxes is a critical accounting estimate requiring significant management judgment. We make these estimates based on complex analysis of many factors, including our interpretation of existing federal and state income tax laws as they relate to our activities, the differences between the tax and financial reporting bases of assets and liabilities (temporary differences), the expected timing of the reversal of these temporary differences, and current financial accounting standards. Such interpretations could differ from those of the various federal and state tax authorities that examine us periodically. If management’s estimates and assumptions vary from the views of the taxing authorities, adjustments to the periodic tax accruals may be necessary.

Our accounting policies for the reserve for credit losses, investment securities, goodwill and other intangible assets, retirement plans, and income taxes are outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. We believe that there have been no significant changes to the methods described in that Annual Report for making the estimates and judgments necessary to apply these policies.

Overview

Earnings.   We reported net income of $14.9 million or $1.25 in basic and diluted earnings per share for the second quarter of 2004. This compares to $15.4 million or $1.28 in basic and diluted earnings per share in the second quarter of 2003. On a year-to-date basis through June 30, 2004, net income was $29.3 million, compared to $31.6 million earned in the first six months of 2003. Return on average equity was 12.58% for the second quarter of 2004 compared to 13.83% for the same quarter of 2003. On a year-to-date basis, we reported a return on average equity of 12.51%, compared to 14.36% in the first six months of 2003. Return on average assets decreased to 1.04% in the second quarter of 2004 from 1.16% in the second quarter of 2003. On a year-to-date basis, we reported a return on average assets of 1.04%, compared to 1.22% in the first six months of 2003.

Results of Operations

Net Interest Income.   Net interest income for the second quarter of 2004 was $47.4 million, an increase of $1.0 million from the $46.4 million reported for the same period a year ago. Meanwhile, our net interest margin decreased to 3.66% in the second quarter of 2004 from 3.93% in the second quarter of 2003. On a year-to-date basis, net interest income increased $698.0 thousand or .8% from the first six months of 2003, while our net interest margin decreased to 3.66% from 4.02%. Offsetting some of the decline in net interest margin when comparing the two six-month periods was an increase in our average loans and leases of $322.7 million, or 8.7%. The decline in our net interest margin is primarily the result of the prolonged low interest rate environment. The average yield on our earning assets declined 65 basis points when comparing the first six months of 2004 with the first six months of 2003. Meanwhile, and largely as a result of competitive pressure in deposit markets and already historically low deposit rates, we were able to reduce the average cost of our interest bearing liabilities by only 33 basis points when comparing the same two periods. With the recent increase in market interest rates, we expect our net interest margin to improve during the second half of 2004.

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities. In addition, the tables show resultant yields or costs, net interest income, net interest spread, and net interest margin:

	For the Three Months Ended June 30,

	(unaudited)
	2004			2003

	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield

	(dollars in thousands)
Assets
Loans and Leases (2)
Commercial and other	$940,904	$12,090	5.17%	$916,816	$12,957	5.67%
Commercial real estate	1,414,531	20,753	5.90	1,191,978	19,213	6.47
Agricultural	460,575	6,367	5.56	439,708	6,531	5.96
Residential real estate	815,705	11,289	5.57	773,391	11,916	6.18
Consumer	348,149	5,457	6.30	332,246	5,897	7.12
Tax-exempt	150,129	2,787	7.47	120,871	2,442	8.10

Total Loans and Leases	4,129,993	58,743	5.72	3,775,010	58,956	6.26
Reserve for Credit Losses	(61,516)			(61,856)

Net Loans and Leases	4,068,477			3,713,154
Securities (3)
Taxable	1,113,319	8,685	3.14	972,214	8,679	3.58
Tax-exempt	181,875	3,265	7.22	180,081	3,402	7.58

Total Securities	1,295,194	11,950	3.71	1,152,295	12,081	4.21
Federal funds sold	12,050	28	0.93	7,586	22	1.16
Other earning assets	4,335	25	2.32	4,238	53	5.02

Total Earning Assets (4)	$5,441,572	$70,746	5.23%	$4,939,129	$71,112	5.77 $
Cash and due from banks	151,568			147,350
Other non interest earning assets	253,971			278,867

Total Assets	$5,785,595			$5,303,490

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$723,841			$641,834
Interest bearing deposits
Savings and NOW accounts	483,366	$301	0.25%	456,817	$374	0.33%
Other interest bearing checking	266,205	76	0.11	249,673	100	0.16
Money market savings	1,488,375	4,837	1.31	1,135,665	3,865	1.37
Savings certificates	862,847	5,580	2.60	1,006,429	7,274	2.90
Certificates over $100,000	213,430	1,350	2.54	220,640	1,510	2.75

Total Interest Bearing Deposits	3,314,223	12,144	1.47	3,069,224	13,123	1.71

Total Deposits	4,038,064			3,711,058
Short-term borrowings	793,810	2,344	1.19	590,301	1,923	1.31
Long-term debt	434,717	6,757	6.25	494,375	7,651	6.21

Total Interest Bearing Liabilities	$4,542,750	$21,245	1.88%	$4,153,900	22,697	2.19%
Other noninterest bearing liabilities	41,186			61,253

Total Liabilities	5,307,777			4,856,987
Minority Interest	150			150
Redeemable Class A Common Stock	38,213			35,708
Shareholders' equity	439,455			410,645

Total Liabilities and Equity	$5,785,595			$5,303,490

Net interest income		$49,501			$48,415

Net interest spread	3.35%					3.58%
Net interest margin	3.66%					3.93%
_________________
(1)	Interest income includes $2,068 and $1,998 in 2004 and 2003 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on available-for-sale securities.
(4)	Before deducting the reserve for credit losses.

	For the Six Months Ended June 30,

	(unaudited)
	2004			2003

	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield

	(dollars in thousands)
Assets
Loans and Leases (2)
Commercial and other	$916,156	$23,724	5.21%	$893,257	$25,370	5.73%
Commercial real estate	1,378,749	40,618	5.92	1,169,486	38,015	6.56
Agricultural	441,244	12,375	5.64	425,793	12,843	6.08
Residential real estate	808,150	22,320	5.55	773,453	23,893	6.23
Consumer	345,573	10,923	6.36	333,689	11,989	7.25
Tax-exempt	148,374	5,567	7.55	119,856	4,859	8.18

Total Loans and Leases	4,038,246	115,527	5.75	3,715,534	116,969	6.35
Reserve for Credit Losses	(60,844)			(60,964)

Net Loans and Leases	3,977,402			3,654,570
Securities (3)
Taxable	1,112,838	17,799	3.22	935,295	18,091	3.90
Tax-exempt	181,174	6,542	7.26	180,922	6,818	7.60

Total Securities	1,294,012	24,341	3.78	1,116,217	24,909	4.50
Federal funds sold	10,335	48	0.93	10,041	58	1.16
Other earning assets	4,323	49	2.28	4,216	69	3.30

Total Earning Assets (4)	$5,346,916	$139,965	5.26%	$4,846,008	$142,005	5.91%
Cash and due from banks	152,070			147,948
Other non interest earning assets	259,089			281,237

Total Assets	$5,697,231			$5,214,229

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$704,955			$631,626
Interest bearing deposits
Savings and NOW accounts	485,767	$587	0.24%	461,446	$785	0.34%
Other interest bearing checking	264,100	150	0.11	249,319	196	0.16
Money market savings	1,465,070	9,810	1.35	1,083,041	7,129	1.33
Savings certificates	871,546	11,348	2.62	1,036,551	15,436	3.00
Certificates over $100,000	212,077	2,673	2.53	231,100	3,314	2.89

Total Interest Bearing Deposits	3,298,560	24,568	1.50	3,061,457	26,860	1.77

Total Deposits	4,003,515			3,693,083
Short-term borrowings	723,761	4,230	1.18	520,480	3,371	1.31
Long-term debt	447,435	13,836	6.22	495,207	15,288	6.23

Total Interest Bearing Liabilities	$4,469,756	$42,634	1.92%	$4,077,144	$45,519	2.25%
Other noninterest bearing liabilities	50,835			62,003

Total Liabilities	5,225,546			4,770,773
Minority Interest	150			150
Redeemable Class A Common Stock	37,723			35,465
Shareholders' equity	433,812			407,841

Total Liabilities and Equity	$5,697,231			$5,214,229

Net interest income		$97,331			$96,486

Net interest spread	3.35%					3.66%
Net interest margin	3.66%					4.02%
_________________
(1)	Interest income includes $4,139 and $3,992 in 2004 and 2003 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on available-for-sale securities.
(4)	Before deducting the reserve for credit losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

	Six Months Ended June 30,

	2004 vs. 2003

	Increase (Decrease) Due to Change in

	Volume	Rate	Total

	(in thousands)

Interest earning assets:
Loans and leases (1)	$10,159	$(11,601)	$(1,442)
Taxable securities	3,434	(3,726)	(292)
Tax-exempt securities (1)	9	(285)	(276)
Federal funds sold	2	(12)	(10)
Other interest earning assets	2	(22)	(20)

Total interest earning assets	$13,606	$(15,646)	$(2,040)

Interest bearing liabilities:
Savings and NOW accounts	$184	$(382)	$(198)
Money market and other interest bearing checking	1,720	915	2,635
Savings certificates	(2,722)	(2,007)	(4,729)
Short-term borrowings	1,317	(458)	859
Long-term debt	(1,330)	(122)	(1,452)

Total interest bearing liabilities	(831)	(2,054)	(2,885)

Change in net interest income	$14,437	$(13,592)	$845

_________________
(1)	Interest income includes $4,139 in 2004 and $3,992 in 2003 to adjust to a fully taxable basis using the federal statutory rate of 35%.

Provision for Credit Losses.   The provision for credit losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance for credit losses at an acceptable level to cover losses inherent in the portfolio as of the reporting date. We recorded net recoveries of $345.0 thousand during the second quarter of 2004, including a $1.2 million recovery of a previously charged-off commercial credit, compared to net charge-offs of $1.6 million for the same period in 2003. Partially as a result of this recovery,we were able to record a provision for credit losses of $943.0 thousand for the second quarter of 2004 compared to $2.7 million for the same quarter in 2003. On a year-to-date basis, the provision for credit losses decreased to $3.9 million in the first six months of 2004 from $6.2 million for the first six months of 2003. Our ratio of reserve to total loans and leases decreased to 1.43% at June 30, 2004 from 1.62% at June 30, 2003. Our reserve coverage on nonperforming loans and leases increased to 410% at June 30, 2004 from 204% at June 30, 2003. For further discussion related to the allowance for credit losses, see the later section entitled “– Financial Condition – Reserve for Credit Losses.”

Noninterest Income.   Noninterest income reflected a $3.1 million or 13.7% decrease to $19.4 million for the second quarter of 2004 from the $22.5 million recorded in the second quarter of 2003. On a year-to-date basis, noninterest income was $39.7 million, a $5.5 million or 12.2% decrease from the $45.3 million recorded in the first six months of 2003. Increases of 22.1%, 12.1% and 28.4% in insurance, trust and brokerage revenues, respectively, were more than offset by lower gains on the sale of loans and securities when comparing the two six-month periods. When comparing the first six months of 2004 with the same period in 2003, insurance, trust and brokerage revenues increased a combined $2.2 million or 19.4%, while gains on the sale of loans and securities declined a combined $8.9 million. The decline in gains on sale of loans in the first six months of 2004 can be attributed to a reduced level of residential mortgage loan refinancing activity.

The following table summarizes the components of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(in thousands)

Service charges	$7,823	$7,634	$15,095	$14,732
Insurance	2,132	1,786	4,915	4,024
Trust	2,745	2,444	5,364	4,784
Brokerage	1,781	1,345	3,316	2,582
Gain on sale of loans	3,166	6,208	5,427	10,520
Gain on sale of securities	18	1,637	2,068	5,839
Other noninterest income	1,723	1,406	3,543	2,784

Total noninterest income	$19,388	$22,460	$39,728	$45,265

Noninterest Expense.   Noninterest expense increased $933.0 thousand or 2.2% to $43.2 million in the second quarter of 2004 from $42.3 million in the second quarter of 2003. On a year-to-date basis, total noninterest expense increased $1.4 million or 1.7% to $84.6 million in 2004 from $83.2 million in 2003. Recently improved trends in our medical claims activity, which allowed for a reduction in our employee health costs in the first six months of 2004 as compared to those recorded in the first six months of 2003, positively affected the noninterest expense comparison between the two periods.

The following table summarizes the components of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(in thousands)

Salaries and wages	$20,489	$19,599	$39,995	$37,887
Employee benefits	5,542	6,100	11,144	12,271
Occupancy	3,002	2,801	6,061	5,590
Furniture and equipment	2,524	2,570	5,154	5,072
Printing, postage and telephone	1,508	1,639	3,034	3,419
Marketing	1,650	1,199	2,996	3,119
Data processing fees	2,704	2,498	5,343	4,983
Professional fees	1,069	829	1,992	1,450
Other real estate owned	61	140	86	160
FDIC premiums and examination fees	457	439	920	876
Amortization of intangibles	684	716	1,369	1,433
Other noninterest expense	3,536	3,763	6,490	6,919

Total noninterest expense	$43,226	$42,293	$84,584	$83,179

A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing noninterest expense by tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 62.8% for the second quarter of 2004, compared to 59.7% for the second quarter of 2003. On a year-to-date basis, the ratio was 61.7% for the six months ended June 30, 2004, compared to 58.7% for the same period in 2003.

Income Taxes.   The provision for income taxes was $7.7 million for the quarter ended June 30, 2004, compared to $8.5 million for the same period in 2003. On a year-to-date basis, the provision for income taxes decreased to $15.1 million in 2004 from $16.8 million in 2003. Comparing the second quarter of 2004 to the same period in 2003, our effective tax rate decreased to 34.0% from 35.6%. Our effective tax rate decreased to 34.0% for the first six months of 2004 from 34.8% for the same period in 2003. Our effective tax rate had increased in 2003 primarily as a result of the branch sale that occurred during the second quarter of 2003.

Financial Condition

Loan and Lease Portfolio.   The following table presents the components of our gross loans and lease portfolio:

	At June 30, 2004		At December 31, 2003

	Amount	Percent of Total Loans	Amount	Percent of Total Loans

	(dollars in thousands)

Commercial and other	$984,884	23.0%	$900,395	22.7%
Commercial real estate	1,364,561	31.9	1,230,752	31.0
- Construction	89,937	2.1	99,213	2.5
Agricultural	492,203	11.5	449,765	11.4
Residential real estate	819,290	19.1	780,351	19.7
- Construction	17,754	0.4	23,041	0.6
Consumer	359,124	8.4	337,449	8.5
Tax-exempt	152,568	3.6	143,049	3.6

Total	$4,280,321	100.0%	$3,964,015	100.0%

Our total loan and lease portfolio increased to $4.3 billion at June 30, 2004 from $4.0 billion at December 31, 2003. Commercial loans increased by $84.5 million or 9.4% during the first six months of 2004, and commercial real estate loans increased by $124.5 million or 9.4% during the same period. Agricultural loans increased by $42.4 million or 9.4% during the first six months of 2004, while residential real estate loans increased by $33.7 million or 4.2%. Consumer loans increased $21.7 million or 6.4% and tax-exempt loans increased to $152.6 million during the first six months of 2004.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets were $18.0 million at June 30, 2004, a decrease of $5.9 million or 24.6% from the $23.9 million level at December 31, 2003. Nonperforming assets as a percentage of total loans, leases and other real estate owned (“OREO”) decreased to .42% at June 30, 2004 from .60% at December 31, 2003. Approximately $3.4 million or 19.0% of our nonperforming assets are commercial and commercial real estate credits originated in our finance company subsidiary. This finance company subsidiary, which had a total loan and lease portfolio of $11.0 million at June 30, 2004 compared to $20.0 million at December 31, 2003, is in the process of winding down operations and is no longer accepting new loan applications. Accruing loans and leases 90 days or more past due totaled $4.6 million at June 30, 2004 compared to $3.3 million at December 31, 2003.

Our nonperforming assets are summarized in the following table:

	June 30, 2004	December 31, 2003

	(dollars in thousands)
Nonaccrual loans and leases	$14,707	$20,058
Restructured loans and leases	243	280

Total nonperforming loans and leases	14,950	20,338
Other real estate owned (OREO)	3,095	3,598

Total nonperforming assets	$18,045	$23,936

Accruing loans and leases 90 days or more past due	$4,607	$3,284

Nonperforming loans and leases to total loans and leases	0.35%	0.51%
Nonperforming assets to total loans, leases and OREO	0.42	0.60
Nonperforming assets and accruing loans and leases 90
days or more past due to total loans, leases and OREO	0.53	0.69

Reserve for Credit Losses.   At June 30, 2004, the reserve for credit losses was $61.3 million, an increase of $2.4 million or 4.0% from the balance of $58.9 million at December 31, 2003. The reserve for credit losses as a percentage of total loans and leases was 1.43% at June 30, 2004, compared to 1.49% at December 31, 2003.

Activity in the reserve for credit losses for the following periods is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(dollars in thousands)

Balance at beginning of period	$60,000	$61,270	$58,906	$58,799
Charge-offs:
Commercial and other	444	871	1,741	1,465
Commercial real estate	39	143	39	178
Agricultural	15	102	20	103
Residential real estate	213	31	402	148
Consumer	391	707	995	1,183

Total charge-offs	1,102	1,854	3,197	3,077
Recoveries:
Commercial and other	1,193	76	1,292	97
Commercial real estate	10	10	11	16
Agricultural	31	9	34	15
Residential real estate	17	2	74	15
Consumer	196	124	282	294

Total recoveries	1,447	221	1,693	437

Net (recoveries)/charge-offs	(345)	1,633	1,504	2,640
Provision for credit losses	943	2,678	3,886	6,156

Balance at end of period	$61,288	$62,315	$61,288	$62,315

Average loans and leases	$4,129,993	$3,775,010	$4,038,246	$3,715,534
Annualized net charge-offs to average loans and leases	(0.03)%	0.17%	0.07%	0.14%

Reserve as a percentage of:
Period-end loans and leases	1.43%	1.62%
Nonperforming loans and leases	409.95	203.91
Nonperforming assets	339.63	184.18

Securities.   Our investment portfolio, including available-for-sale securities and held-to-maturity securities, decreased by $77.0 million to $1.2 billion at June 30, 2004 from $1.3 billion at December 31, 2003. The decline in the portfolio occurred during the second quarter of 2004, because proceeds from sales and maturities during that quarter were primarily used to fund loan portfolio growth. We sold $114.7 million in securities during the first six months of 2004, resulting in securities gains of $2.1 million for this period compared to securities gains of $5.8 million in the first six months of 2003. Most of these gains were in connection with the first quarter 2004 sale of callable obligations of state and political subdivisions that had unfavorable call features and mortgage-backed securities pools that had been paid down significantly to balance levels that were not economical to maintain. We replaced these securities with obligations of state and political subdivisions that had more favorable call characteristics and adjustable rate mortgage-backed securities in larger and easier to manage pools.

Deposits.   Total deposits were $4.0 billion at June 30, 2004, compared to $4.1 billion at December 31, 2003. Noninterest bearing deposits decreased $33.1 million or 4.2% to $750.2 million at June 30, 2004 from $783.3 million at December 31, 2003. Interest bearing deposits maintained a $3.3 billion balance at June 30, 2004 and December 31, 2003.

Borrowings.   Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, and Federal Home Loan Bank (“FHLB”) advances, increased $251.9 million or 39.4% to $891.2 million at June 30, 2004 from $639.4 million at December 31, 2003. The increased use of short-term borrowings as a funding source was the result of our loan growth outpacing our deposit growth in the first six months of 2004.

Long-term debt.   Long-term debt consists primarily of FHLB advances, junior subordinated debentures, and $65.0 million of privately-placed senior debt. FHLB advances decreased to $281.8 million at June 30, 2004 from $314.8 at December 31, 2003. The junior subordinated debentures include $61.9 million of 9.0% debentures payable to Bremer Capital Trust I, an unconsolidated affiliate of the Company, bearing quarterly interest payments, and $17.0 million of 10.2% junior subordinated debentures payable to Bremer Statutory Trust I, also an unconsolidated affiliate of the Company, bearing semi-annual interest payments. The debentures mature not earlier than July 15, 2006 and not later than July 15, 2031. At June 30, 2004, $76.5 million qualified as Tier I capital under guidelines of the Federal Reserve.

Capital Management.   The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board’s implementation of FDICIA defines “well-capitalized” institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. We have maintained our capital at the “well-capitalized” level in each of these categories in the past and expect to do so in the future. The capital ratios of the Subsidiary Banks in each of these categories met or exceeded the “well-capitalized” ratios as of June 30, 2004.

The following table compares our consolidated capital ratios with the minimum requirements for well-capitalized and adequately capitalized banks as of June 30, 2004:

			Minimum Requirements

	June 30, 2004	December 31, 2003	Well Capitalized	Adequately Capitalized

Tier I capital to risk-weighted assets	10.23%	10.51%	6.00%	4.00%
Total capital to risk-weighted assets	11.48	11.76	10.00	8.00
Tier I capital to average tangible assets	8.12	8.10	5.00	4.00

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

Several factors provide for a favorable liquidity position. The first is the ability to acquire and retain funds in the local markets we serve. This in-market funding provides a historically stable source of funding and represented approximately 82% of total liabilities at June 30, 2004. Our available-for-sale securities portfolio is a secondary source of liquidity because of its readily marketable nature and predictable stream of maturities. While we prefer to fund the balance sheet with in-market funding sources, another source of liquidity is our ready access to regional and national wholesale funding markets, including federal funds purchased, FHLB advances, and brokered deposits. As of June 30, 2004, we also had available $15.0 million of borrowing capacity under an unsecured credit facility. As of June 30, 2004, there were no advances outstanding under this facility. This credit facility is used primarily for contingency purposes.

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

Item 4.   Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of June 30, 2004, of the Company’s internal control over financial reporting and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting is effective. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)	The Company held its annual meeting of shareholders on April 27, 2004. At the meeting, 65.0% of the outstanding shares of the Company’s class A common stock was represented in person or by proxy.

(b)	The Company solicited proxies for the annual meeting pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s solicitation.

The nominees for the Board of Directors consisted of all directors serving as such at the time of the annual meeting except for Patrick J. Donovan. Mr. Donovan, who served as Director of the Company since January 2002, was named Executive Vice President and Chief Operating Officer of the Company effective October 1, 2003. In light of Mr. Donovan’s new responsibilities as an Executive Officer of the Company and current Board of Director independence guidelines, the Board determined that it would be in the best interests of the Company for Mr. Donovan to not stand for re-election as a Director. All other such nominees were re-elected as directors. The directors elected were Terry M. Cummings, Stan K. Dardis, William H. Lipschultz, Charlotte S. Johnson, Daniel C. Reardon, Sherman Winthrop, Ronald James and Terrence W. Glarner.

(c)	The first matter to be voted upon was a proposal to fix the number of directors at not less than four (4) nor more than ten (10). This proposal was passed as follows: 778,431.6199 votes for, 1,271.4569 votes against and 463.6235 votes abstained.

The second matter voted upon was the election of directors. The votes cast were as follows: 750,396.9387 votes for all nominees, 29,674.9522 votes to withhold authority for all nominees, 14.0092 votes to withhold authority for Stan K. Dardis and 80.8002 votes to withhold authority for Charlotte S. Johnson, Daniel C. Reardon, William H. Lipschultz and Sherman Winthrop.

The final matter voted upon was the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent accountant to audit the consolidated financial statements of the Company for the year ended December 31, 2004. The appointment was ratified as follows: 773,982.7434 votes for, 4,469.2534 votes against, and 1,714.7035 votes abstained.

As to each matter, there were no broker non-votes.

There were no other matters submitted for a vote or voted upon at the annual meeting.

Item 6.   Exhibits and Reports on Form 8-K

(a)	The Company is filing the following exhibits with this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During the quarter ended June 30, 2004, the Company filed or furnished the following Current Report on Form 8-K:

A Current Report on Form 8-K dated April 27, 2004, which disclosed the issuance of a press release under Item 12, was furnished by the Company to the Securities and Exchange Commission on May 4, 2004. The press release described the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2004	BREMER FINANCIAL CORPORATION
	By:	/s/ Stan K. Dardis

Stan K. Dardis President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Stuart F. Bradt

Stuart F. Bradt Controller (Chief Accounting Officer)

INDEX TO EXHIBITS

Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.