Form 10-Q
period 2004-09-30
BREMER FINANCIAL CORP
filed 2004-11-12
CIK 846616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 30, 2004, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES FINANCIAL HIGHLIGHTS (dollars in thousands, except per share amounts)

	Three months ended September 30,			Nine months ended September 30,

	2004	2003	Change	2004	2003	Change

Operating Results:
Total interest income	$73,038	$68,022	7.37%	$208,864	$206,036	1.37%
Total interest expense	22,541	21,543	4.63	65,175	67,063	(2.82)

Net interest income	50,497	46,479	8.64	143,689	138,973	3.39
Provision for credit losses	1,713	4,220	(59.41)	5,599	10,376	(46.04)

Net interest income after provision for credit losses	48,784	42,259	15.44	138,090	128,597	7.38
Noninterest income	19,262	22,480	(14.31)	58,990	67,745	(12.92)
Noninterest expense	42,809	41,651	2.78	127,393	124,830	2.05

Income before income tax expense	25,237	23,088	9.31	69,687	71,512	(2.55)
Income tax expense	8,836	7,777	13.62	23,942	24,626	(2.78)

Net income	$16,401	$15,311	7.12%	$45,745	$46,886	(2.43)%

Net income per share	$1.36	$1.28	7.12%	$3.81	$3.91	(2.43)%
Dividends paid per share	0.50	0.45	11.11	1.40	1.35	3.70
Tax equivalent net interest income	$52,685	$48,540	8.54%	$150,017	$145,026	3.44%
Net charge-offs	656	4,810	(86.36)	2,160	7,450	(71.01)
Selected Financial Ratios:
Return on average assets	1.11%	1.12%	(0.01)	1.06%	1.19%	(0.13)
Return on average equity (1)	13.45	13.40	0.05	12.71	14.12	(1.41)
Average equity to average assets (1)	8.21	8.36	(0.15)	8.34	8.40	(0.06)
Net interest margin (2)	3.76	3.81	(0.05)	3.70	3.94	(0.24)
Operating efficiency ratio (3)	59.50	58.65	0.85	60.95	58.67	2.28
Net charge-offs to average loans and leases	0.06	0.49	(0.43)	0.07	0.26	(0.19)

	September 30, 2004	September 30, 2003		December 31, 2003	Change
Balance Sheet Data:
Total assets	$5,963,700	$5,534,610	7.75%	$5,673,709	5.11%
Securities (4)	1,186,426	1,203,495	(1.42)	1,314,440	(9.74)
Loans and leases (5)	4,430,092	3,939,102	12.46	3,964,015	11.76
Total deposits	4,098,124	3,908,985	4.84	4,050,976	1.16
Short-term borrowings	893,900	654,595	36.56	639,358	39.81
Long-term debt	426,921	460,377	(7.27)	460,158	(7.22)
Total shareholders' equity and redeemable Class A
common stock	494,246	454,015	8.86	467,427	5.74
Per share book value of common stock	41.19	37.83	8.86	38.95	5.74
Asset Quality:
Reserve for credit losses	$62,345	$61,725	1.00%	58,906	$5.84%
Nonperforming assets	16,445	27,716	(40.67)	23,936	(31.30)
Nonperforming assets to total loans, leases
and OREO	0.37%	0.70%	(0.33)	0.60%	(0.23)
Reserve to nonperforming loans and leases	428.81	269.22	159.59	289.63	139.18
Reserve to total loans and leases	1.41	1.57	(0.16)	1.49	(0.08)

_________________
(1)	Calculation includes shareholders' equity and redeemable class A common stock.
(2)	Tax-equivalent basis (TEB).
(3)	Noninterest expense as a percentage of tax-equivalent net interest income and noninterest income.
(4)	Includes securities held-to-maturity and securities available-for-sale.
(5)	Net of unearned discount and includes nonaccrual loans and leases.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES SUMMARY BALANCE SHEET AND INCOME STATEMENT (dollars in thousands)

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)
Summary Average Balance Sheet:
Total loans and leases (2)	$4,324,079	5.83%	$3,862,828	6.03%	$4,134,219	5.78%	$3,765,172	6.24%
Total securities (3)	1,221,600	3.84	1,169,453	3.85	1,269,699	3.80	1,134,157	4.27
Total other earning assets	21,778	1.21	20,756	1.21	17,048	1.28	16,447	1.55

Total interest earning assets (4)	$5,567,457	5.38%	$5,053,037	5.50%	$5,420,966	5.30%	$4,915,776	5.77%
Total noninterest earning assets	336,200		368,336		346,638		373,746

Total assets	$5,903,657		$5,421,373		$5,767,604		$5,289,522

Noninterest bearing deposits	$762,582		$691,714		$725,259		651,875 $
Interest bearing deposits	3,324,248	1.53%	3,112,816	1.55%	3,307,185	1.51%	3,078,765	1.70%
Short-term borrowings	860,356	1.40	626,764	1.21	769,625	1.26	556,297	1.27
Long-term debt	426,262	6.25	478,241	6.17	440,326	6.23	489,489	6.21

Total interest bearing liabilities	$4,610,866	1.94%	$4,217,821	2.03%	$4,517,136	1.93%	$4,124,551	2.17%
Other noninterest bearing liabilities	45,115		58,423		44,223		68,891
Minority interest	150		150		150		150
Total shareholders' equity and redeemable
Class A common stock	484,944		453,265		480,836		444,055

Total liabilities and equity	$5,903,657		$5,421,373		$5,767,604		$5,289,522

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Summary Income Statement:
Total interest income	$73,038	$68,022	$5,016	7.37%	$208,864	$206,036	$2,828	1.37%
Total interest expense	22,541	21,543	998	4.63	65,175	67,063	(1,888)	(2.82)

Net interest income	50,497	46,479	4,018	8.64	143,689	138,973	4,716	3.39
Provision for credit losses	1,713	4,220	(2,507)	(59.41)	5,599	10,376	(4,777)	(46.04)

Net interest income after provision for credit losses	48,784	42,259	6,525	15.44	138,090	128,597	9,493	7.38
Service charges	8,301	7,605	696	9.15	23,396	22,337	1,059	4.74
Insurance	2,401	2,366	35	1.48	7,316	6,390	926	14.49
Investment management and trust fees	2,684	2,515	169	6.72	8,048	7,299	749	10.26
Brokerage	1,458	1,303	155	11.90	4,774	3,885	889	22.88
Gain on sale of loans	2,352	6,259	(3,907)	(62.42)	7,779	16,779	(9,000)	(53.64)
Gain on sale of securities	4	16	(12)	(76.69)	2,072	5,855	(3,783)	(64.61)
Other	2,062	2,416	(354)	(14.58)	5,605	5,200	405	7.79

Total noninterest income	19,262	22,480	(3,218)	(14.31)	58,990	67,745	(8,755)	(12.92)
Salaries and wages	20,110	19,757	353	1.79	60,105	57,644	2,461	4.27
Employee benefits	5,466	5,236	230	4.39	16,610	17,507	(897)	(5.12)
Occupancy	2,902	2,820	82	2.91	8,963	8,410	553	6.58
Furniture and equipment	2,606	2,764	(158)	(5.72)	7,760	7,836	(76)	(0.97)
Data processing fees	2,830	2,668	162	6.07	8,173	7,651	522	6.82
FDIC premiums and examination fees	516	443	73	16.48	1,436	1,319	117	8.87
Amortization of intangibles	685	717	(32)	(4.46)	2,054	2,150	(96)	(4.47)
Other	7,694	7,246	448	6.18	22,292	22,313	(21)	(0.09)

Total noninterest expense	42,809	41,651	1,158	2.78	127,393	124,830	2,563	2.05

Income before income tax expense	25,237	23,088	2,149	9.31	69,687	71,512	(1,825)	(2.55)
Income tax expense	8,836	7,777	1,059	13.62	23,942	24,626	(684)	(2.78)

Net income	$16,401	$15,311	$1,090	7.12%	$45,745	$46,886	$(1,141)	(2.43)%

_________________
(1)	Calculation is based on interest income including $2,188 and $2,061 for the three months ended September 30, 2004 and September 30, 2003 and $6,328 and $6,053 for the nine months ended September 30, 2004 and September 30, 2003 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on securities available-for-sale.
(4)	Before deducting the reserve for credit losses.

BREMER FINANCIAL CORPORATION

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

INDEX

Page

PART I  —  FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial

13

Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

25

Item 4.

Disclosure Controls and Procedures

26

PART II  —  OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

27

Signatures

28

Exhibit 31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Forward-Looking Statements

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended (“Exchange Act”). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “intends,” “expects” and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in “Risk Factors” included as Exhibit 99.1 to the Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 23, 2004, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2004	December 31, 2003

	(unaudited)
Assets
Cash and due from banks	$146,069	$195,165
Investment securities available-for-sale
(cost: 9/30/04 - $993,683; 12/31/03 - $1,133,958)	992,111	1,135,928
Investment securities held-to-maturity
(fair value: 9/30/04 - $203,430; 12/31/03 - $186,890)	194,315	178,512
Loans and leases	4,430,092	3,964,015
Reserve for credit losses	(62,345)	(58,906)

Net loans and leases	4,367,747	3,905,109
Interest receivable	36,981	33,540
Premises and equipment, net	84,255	85,970
Other intangibles	16,042	18,274
Other assets	41,954	36,985
Goodwill	84,226	84,226

Total assets	$5,963,700	$5,673,709

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$770,261	$783,260
Interest bearing deposits	3,327,863	3,267,716

Total deposits	4,098,124	4,050,976
Federal funds purchased and repurchase agreements	475,953	519,759
Other short-term borrowings	417,947	119,599
Long-term debt	426,921	460,158
Accrued expenses and other liabilities	50,359	55,640

Total liabilities	5,469,304	5,206,132
Minority interests	150	150
Redeemable class A common stock, 960,000 shares
issued and outstanding	39,540	37,394
Shareholders' equity
Common stock
Class A, no par, 12,000,000 shares authorized;
240,000 shares issued and outstanding	57	57
Class B, no par, 10,800,000 shares authorized,
issued and outstanding	2,562	2,562
Retained earnings	452,960	426,331
Accumulated other comprehensive (loss) income	(873)	1,083

Total shareholders' equity	454,706	430,033

Total liabilities and shareholders' equity	$5,963,700	$5,673,709

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

Interest income
Loans and leases, including fees	$62,363	$57,780	$175,989	$173,087
Securities	10,609	10,179	32,712	32,758
Federal funds sold	43	39	91	97
Other	23	24	72	94

Total interest income	73,038	68,022	208,864	206,036
Interest expense
Deposits	12,815	12,196	37,383	39,056
Federal funds purchased and repurchase agreements	1,506	1,365	4,260	4,022
Other short-term borrowings	1,523	548	2,999	1,262
Long-term debt	6,697	7,434	20,533	22,723

Total interest expense	22,541	21,543	65,175	67,063

Net interest income	50,497	46,479	143,689	138,973
Provision for credit losses	1,713	4,220	5,599	10,376

Net interest income after provision for credit losses	48,784	42,259	138,090	128,597
Noninterest income
Service charges	8,301	7,605	23,396	22,337
Insurance	2,401	2,366	7,316	6,390
Investment management and trust fees	2,684	2,515	8,048	7,299
Brokerage	1,458	1,303	4,774	3,885
Gain on sale of loans	2,352	6,259	7,779	16,779
Gain on sale of securities	4	16	2,072	5,855
Other	2,062	2,416	5,605	5,200

Total noninterest income	19,262	22,480	58,990	67,745
Noninterest expense
Salaries and wages	20,110	19,757	60,105	57,644
Employee benefits	5,466	5,236	16,610	17,507
Occupancy	2,902	2,820	8,963	8,410
Furniture and equipment	2,606	2,764	7,760	7,836
Data processing fees	2,830	2,668	8,173	7,651
FDIC premiums and examination fees	516	443	1,436	1,319
Amortization of intangibles	685	717	2,054	2,150
Other	7,694	7,246	22,292	22,313

Total noninterest expense	42,809	41,651	127,393	124,830

Income before income tax expense	25,237	23,088	69,687	71,512
Income tax expense	8,836	7,777	23,942	24,626

Net income	$16,401	$15,311	$45,745	$46,886

Per common share amounts:
Net income-basic and diluted	$1.36	$1.28	$3.81	$3.91
Dividends paid	0.50	0.45	1.40	1.35

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Retained Earnings	Total
	Class A	Class B

For the Nine Months ended September 30, 2003

Balance, December 31, 2002	$57	$2,562	$6,751		$389,998	$399,368
Comprehensive income
Net income				$46,886	46,886	46,886
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding losses arising during the period, net of tax			(7,253)	(7,253)
Less: Reclassified adjustment for gains included in income, net of tax			(3,513)	(3,513)

Other comprehensive income (loss)			(10,766)	(10,766)		(10,766)

Comprehensive income				$36,120

Dividends, $1.35 per share					(16,200)	(16,200)
Allocation of net income in excess of dividends and other
comprehensive income to redeemable class A common stock			861		(2,455)	(1,594)

Balance, September 30, 2003	$57	$2,562	$(3,154)		$418,229	$417,694

For the Nine Months Ended September 30, 2004

Balance, December 31, 2003	$57	$2,562	$1,083		$426,331	$430,033
Comprehensive income
Net income				$45,745	45,745	45,745
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding losses arising during the period, net of tax			(883)	(883)
Less: Reclassified adjustment for gains included in income, net of tax			(1,243)	(1,243)

Other comprehensive income (loss)			(2,126)	(2,126)		(2,126)

Comprehensive income				$43,619

Dividends, $1.40 per share					(16,800)	(16,800)
Allocation of net income in excess of dividends and other
comprehensive income to redeemable class A common stock			170		(2,316)	(2,146)

Balance, September 30, 2004	$57	$2,562	$(873)		$452,960	$454,706

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,

	2004	2003

Cash flows from operating activities
Net income	$45,745	$46,886
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	5,599	10,376
Depreciation and amortization	13,195	13,462
Gain on sale of securities	(2,072)	(5,855)
Other assets and liabilities, net	(19,825)	(19,696)
Gain on sale of loans	(7,779)	(16,779)
Proceeds from loans originated for sale	296,286	656,033
Loans originated for sale	(288,825)	(650,395)

Net cash provided by operating activities	42,324	34,032
Cash flows from investing activities
Purchases of available-for-sale investment securities	(212,136)	(616,762)
Purchases of held-to-maturity securities	(28,571)	(18,847)
Proceeds from maturities of available-for-sale investment securities	239,733	325,733
Proceeds from maturities of held-to-maturity securities	12,768	13,064
Proceeds from sales of available-for-sale investment securities	114,746	207,731
Proceeds from sales of other real estate owned	3,107	2,039
Loans and leases, net	(467,919)	(255,742)
Purchase of premises and equipment	(4,801)	(10,441)

Net cash used in investing activities	(343,073)	(353,225)
Cash flows from financing activities
Noninterest bearing deposits, net	(12,999)	(6,437)
Savings, NOW and money market accounts, net	19,735	384,007
Certificates of deposits, net	40,412	(218,914)
Federal funds purchased and repurchase agreements,net	(43,806)	13,820
Other short-term borrowings, net	298,348	129,299
Proceeds from issuance of long-term debt	--	14,820
Repayments of long-term debt	(33,237)	(50,988)
Common stock dividends paid	(16,800)	(16,200)

Net cash provided by financing activities	251,653	249,407

Net decrease in cash and due from banks	(49,096)	(69,786)
Cash and due from banks at beginning of period	195,165	256,900

Cash and due from banks at end of period	$146,069	$187,114

Supplemental disclosures of cash flow information
Cash paid for interest	$63,689	$68,918
Cash paid for income taxes	19,587	21,868

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended September 30, 2004 and 2003 (unaudited)

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

Note E: Securities

Investment securities classified as held-to-maturity are valued at amortized historical cost. Investment securities classified as available-for-sale are valued at fair value. Unrealized holding gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized, except for the portion allocated to redeemable class A stock. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold. Management periodically evaluates investment securities for other than temporary declines in fair value. There were no investment securities which management identified to be other-than-temporarily impaired for the period ended September 30, 2004.

Note F: Redeemable Class A Common Stock

At September 30, 2004, 960,000 shares of redeemable class A stock were issued and outstanding. At September 30, 2004, these shares were subject to redemption at a price of $41.19 per share, which approximated book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. The employee holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances, including death, permanent disability or retirement. The Company has the option to purchase the shares from holders upon the occurrence of certain events, which include death, retirement or termination of employment. It is the Company’s intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation. During the period from January 1, 2004 through September 30, 2004, the Company did not directly purchase any shares of class A common stock but assigned to various parties our options that arose during that period to purchase a total of 60,935.1717 shares. These options were assigned to the Bremer Financial Corporation Employee Stock Ownership Plan (“ESOP”) (6,460.4400 shares), the Bremer Banks Profit Sharing Plus Plan (44,564.7317 shares), and executives and directors under the Executive Stock Purchase Plan (9,910.0000 shares). To the Company’s knowledge, shares purchased by these parties upon exercise of these assigned options were the only transfers of shares of class A common stock effected during the period from January 1, 2004 through September 30, 2004.

Note G: Goodwill and Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles, and other intangibles. The remaining unamortized balances at September 30, 2004 and 2003 were $100.3 million and $103.6 million. The core deposit and other intangibles amortization lives are five to 10 years. Goodwill is not amortized but is tested regularly for impairment. On January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives, will no longer be amortized into net income over an estimated useful life. However, these intangible assets are tested for impairment at least annually and more frequently if events or changes in circumstances indicate that assets might be impaired. Management performed its annual impairment test on its goodwill assets in December 2003, no impairment loss was recorded as a result of that test, and no events or changes in circumstances have occurred since that test that would indicate that assets might be impaired.

The following table presents relevant information about the Company’s amortized intangible assets:

	As of September 30, 2004			As of September 30, 2003

	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Core deposit premium	$21,313	$9,002	$12,311	$21,313	$6,605	$14,708
Mortgage servicing rights (1)	4,459	2,777	1,682	4,524	2,373	2,151
Other	4,400	2,351	2,049	4,525	1,978	2,547

Total	$30,172	$14,130	$16,042	$30,362	$10,956	$19,406

(1)	Accumulated amortization of mortgage servicing rights includes the related valuation allowance of $665 thousand in 2004 and $1.1 million in 2003.

The Company recorded aggregate intangible amortization expense of $2.1 million for the nine-month period ended September 30, 2004 and $2.2 million for the period ended September 30, 2003. The estimated amortization expense for each of the next five years is approximately $2.4 million.

Goodwill was $84.2 million at September 30, 2004 and September 30, 2003.

Note H: Employee Benefit Plans

Pension benefit plans — The Company maintains the Bremer Retirement Plan (“Pension Plan”), which is a qualified defined benefit pension plan designed to provide retirement benefits to substantially all of the employees of the Company and its subsidiaries. In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”). The Pension Plan and the SERP constitute the Company’s “Pension Benefit Plans.”

Other postretirement benefits — The Company provides certain retiree health care benefits relating primarily to medical insurance co-payments to retired employees between the ages of 55 and 65. The Company accrues the cost of these benefits during the employees’ active service.

Net benefit plan expense for the above plans as actuarially determined for the three months and nine months ended September 30, 2004 and 2003 included the following components:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits

	2004	2003	2004	2003	2004	2003	2004	2003

	(in thousands)
Service cost	$941	$733	$140	$113	$2,825	$2,199	$422	$339
Interest cost	918	825	88	79	2,753	2,474	263	238
Expected return on assets	(1,183)	(904)	—	—	(3,553)	(2,712)	—	—
Prior service cost amortization	14	21	(3)	(3)	44	63	(9)	(9)
Net loss/(gain) amortization	273	290	14	13	820	871	40	39

Net periodic benefit cost	$963	$965	$239	$202	$2,889	$2,895	$716	$607

The Company made a cash contribution of $7.2 million to these plans in September 2004. The Company does not anticipate making any additional contributions to these plans in 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the prescription drug benefit under Medicare. Financial Accounting Standards Board Staff Position 106-1 (“FSP FAS106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” and Financial Accounting Standards Board Staff Position 106-2 (“FSP FAS106-2”), provide guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The guidance was effective for the Company on July 1, 2004. While the Company does offer postretirement benefits, including presciption drug coverage, subject to the accounting requirements of SFAS No. 106, those benefits are only available to retirees until age 65, at which time Medicare coverage becomes effective. As such, the Company believes that these specific provisions of the Act, FSP FAS 106-1 or FSP FAS 106-2 will have no material effect on its financial position or results of operations.

Note I: Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On December 24, 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46(R)”). FIN No. 46(R) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46(R)

were applied on March 31, 2004. The Company applied the provisions by de-consolidating its subsidiary trusts, which issued Company obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”). The junior subordinated debentures of the Company owned by these trusts are reflected in the Statements of Financial Condition as long-term debt. As provided by FIN No. 46(R), the Company has restated its financial statements to reflect the adoption for all periods presented. The Trust Preferred Securities currently qualify as Tier I capital of the Company for regulatory capital purposes. The banking regulatory agencies have issued proposed guidance that would not significantly change the capital treatment for Trust Preferred Securities after the adoption of FIN No. 46(R).

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

On March 31, 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which provides guidance on recognizing other-than-temporary impairments on certain investments. The Issue is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. The guidance requires that investments which have declined in value must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. EITF No. 03-1 does not suspend the current requirements for other-than-temporary impairments under Staff Accounting Bulletin No. 59. In September 2004, FASB issued Proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, which provides further guidance regarding this issue. In September, FASB also issued Proposed FSP EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF No. 03-1, which defers the effective date of certain paragraphs of EITF Issue 03-1. The Company is in the process of evaluating the impact of adopting EITF No. 03-1 and will complete that analysis when final guidance is issued.

Note J: Commitments and Contingencies

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following table represents the outstanding obligations:

	September 30, 2004	December 31, 2003

	(in thousands)
Standby letters of credit	$53,734	$54,795
Loan commitments	1,315,191	1,093,759

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

The Wisconsin Department of Revenue (the “State”) is currently conducting an income tax audit of our Wisconsin bank subsidiary and of another subsidiary company located in Nevada that holds and manages investments for the Wisconsin subsidiary bank. The audit has been initiated under an audit program targeted at Wisconsin financial institutions with non-Wisconsin subsidiaries, the income of which has not been subject to Wisconsin tax. The State may take the position that the income of the out-of-state subsidiary is taxable in Wisconsin. The Company has initiated settlement discussions with the State. Management believes that the resolution of any claims will not have a material impact on the financial statements.

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

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated. We base our assumptions, estimates and judgments on a combination of historical experiences and other relevant factors.

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

Investment Securities. Investments in marketable equity and debt securities are classified into three categories – held-to-maturity, available-for-sale, or trading – pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of September 30, 2004, no investments were classified as trading securities. Held-to-maturity securities, which are valued at amortized historical cost, represent investments for which we have the ability and intent to hold to maturity and may be sold only under very limited circumstances. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, and the resultant allocation to redeemable class A common stock reflected as a separate component of shareholders’ equity until realized. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Management periodically evaluates investment securities for other than temporary declines in fair value. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other than temporary are written down to current market value and included in earnings as realized losses during the period in which the securities are deemed to be impaired. The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors in making this assessment. Those factors include, but are not limited to, the length and severity of the decline in value and changes in the credit quality of the issuer or underlying assets. EITF No. 03-1, which provides additional guidance regarding the meaning of other than temporary impairment, became effective for reporting periods after June 15, 2004. In September 2004, FASB issued two Proposed FASB Staff Positions which provide additional guidance regarding this matter and delay the effective date of certain paragraphs of EITF No. 03-1. We are in the process of evaluating the impact of adopting EITF No. 03-1 and will complete that analysis when final guidance is issued. There were no investment securities which management identified to be other-than-temporarily impaired for the nine months ended September 30, 2004. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

Goodwill and Other Intangible Assets. SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, SFAS No. 147, “Acquisitions of Certain Financial Institutions,” establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At September 30, 2004, we had $84.2 million of goodwill, which is not subject to periodic amortization, and $16.0 million in other intangible assets, which is subject to periodic amortization.

We performed the annual impairment tests on our goodwill assets in December 2003. No events or changes in circumstances have occurred since that test that would indicate that such assets might be impaired, and we have concluded that the recorded value of goodwill was not impaired as of September 30, 2004. There are many assumptions and estimates underlying the determination of impairment. Impairment testing is based on a determination of the value of each reporting unit, using readily available market and earnings data for comparable publicly-traded organizations within the same time period, and comparing that calculation of value to the current book value of the unit. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and our goodwill is impaired, which would result in us recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Overview

Earnings. We reported net income of $16.4 million or $1.36 in basic and diluted earnings per share for the third quarter of 2004. This compares to $15.3 million or $1.28 in basic and diluted earnings per share in the third quarter of 2003. On a year-to-date basis through September 30, 2004, net income was $45.7 million compared to $46.9 million earned in the first nine months of 2003. Return on average equity was 13.45% for the third quarter of 2004 compared to 13.40% for the same quarter of 2003. On a year-to-date basis, we reported a return on average equity of 12.71% compared to 14.12% in the first nine months of 2003. Return on average assets decreased to 1.11% in the third quarter of 2004 from 1.12% in the third quarter of 2003. On a year-to-date basis, we reported a return on average assets of 1.06% compared to 1.19% in the first nine months of 2003.

Results of Operations

Net Interest Income. Net interest income for the third quarter of 2004 was $50.5 million, an increase of $4.0 million from the $46.5 million reported for the same period a year ago. Meanwhile, our net interest margin decreased to 3.76% in the third quarter of 2004 from 3.81% in the third quarter of 2003. On a year-to-date basis, net interest income increased $4.7 million or 3.4% from the first nine months of 2003, while our net interest margin decreased to 3.70% from 3.94%. Offsetting some of the decline in net interest margin when comparing the two nine-month periods was an increase in 2004 in our average loans and leases of $369.0 million or 9.8%. The decline in our net interest margin is primarily the result of the prolonged low interest rate environment. The average yield on our earning assets declined 47 basis points when comparing the first nine months of 2004 with the first nine months of 2003. Meanwhile, and largely as a result of competitive pressure in deposit markets and already historically low deposit rates, we were able to reduce the average cost of our interest bearing liabilities by only 24 basis points when comparing the same two periods. With the recent increase in market interest rates, the net interest margin increased in the third quarter, and we anticipate continued improvement during the final quarter of 2004.

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities. In addition, the tables show resultant yields or costs, net interest income, net interest spread, and net interest margin:

	For the Three Months Ended September 30,

	(unaudited)
	2004			2003

	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield

	(dollars in thousands)
Assets
Loans and Leases (2)
Commercial and other	$951,892	$12,845	5.37%	$900,172	$12,628	5.57%
Commercial real estate	1,476,611	22,089	5.95	1,249,046	19,375	6.15
Agricultural	508,859	7,271	5.68	470,728	6,733	5.67
Residential real estate	866,767	12,537	5.75	776,089	11,459	5.86
Consumer	361,427	5,675	6.25	338,048	5,881	6.90
Tax-exempt	158,523	2,959	7.43	128,745	2,590	7.98

Total Loans and Leases	4,324,079	63,376	5.83	3,862,828	58,666	6.03
Reserve for Credit Losses	(62,402)			(63,618)

Net Loans and Leases	4,261,677			3,799,210
Securities (3)
Taxable	1,031,124	8,347	3.22	985,749	7,921	3.19
Tax-exempt	190,476	3,437	7.18	183,704	3,433	7.41

Total Securities	1,221,600	11,784	3.84	1,169,453	11,354	3.85
Federal funds sold	17,417	43	0.98	16,487	39	0.94
Other earning assets	4,361	23	2.10	4,269	24	2.23

Total Earning Assets (4)	$5,567,457	$75,226	5.38%	$5,053,037	$70,083	5.50%
Cash and due from banks	148,025			158,925
Other non interest earning assets	250,577			273,029

Total Assets	$5,903,657			$5,421,373

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$762,582			$691,714
Interest bearing deposits
Savings and NOW accounts	482,036	$367	0.30%	471,210	$310	0.26%
Other interest bearing checking	260,683	76	0.12	245,334	64	0.10
Money market savings	1,447,895	4,812	1.32	1,248,249	4,025	1.28
Savings certificates	866,356	5,768	2.65	940,916	6,432	2.71
Certificates over $100,000	267,278	1,792	2.67	207,107	1,365	2.61

Total Interest Bearing Deposits	3,324,248	12,815	1.53	3,112,816	12,196	1.55

Total Deposits	4,086,830			3,804,530
Short-term borrowings	860,356	3,029	1.40	626,764	1,913	1.21
Long-term debt	426,262	6,697	6.25	478,241	7,434	6.17

Total Interest Bearing Liabilities	$4,610,866	$22,541	1.94%	$4,217,821	21,543	2.03%
Other noninterest bearing liabilities	45,115			58,423

Total Liabilities	5,418,563			4,967,958
Minority Interest	150			150
Redeemable Class A Common Stock	38,795			36,261
Shareholders' equity	446,149			417,004

Total Liabilities and Equity	$5,903,657			$5,421,373

Net interest income		$52,685			$48,540

Net interest spread			3.43%			3.48%
Net interest margin			3.76%			3.81%
_________________
(1)	Interest income includes $2,188 in 2004 and $2,061 in 2003 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on available-for-sale securities.
(4)	Before deducting the reserve for credit losses.

	For the Nine Months Ended September 30,

	(unaudited)
	2004			2003

	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield

	(dollars in thousands)
Assets
Loans and Leases (2)
Commercial and other	$928,155	$36,569	5.26%	$895,587	$37,998	5.67%
Commercial real estate	1,411,607	62,706	5.93	1,196,298	57,390	6.41
Agricultural	463,947	19,646	5.66	440,936	19,576	5.94
Residential real estate	827,832	34,857	5.62	774,341	35,352	6.10
Consumer	350,896	16,599	6.32	335,158	17,870	7.13
Tax-exempt	151,782	8,526	7.50	122,852	7,449	8.11

Total Loans and Leases	4,134,219	178,903	5.78	3,765,172	175,635	6.24
Reserve for Credit Losses	(61,367)			(61,859)

Net Loans and Leases	4,072,852			3,703,313
Securities (3)
Taxable	1,085,402	26,146	3.22	952,298	26,013	3.65
Tax-exempt	184,297	9,980	7.23	181,859	10,250	7.54

Total Securities	1,269,699	36,126	3.80	1,134,157	36,263	4.27
Federal funds sold	12,713	91	0.96	12,213	97	1.06
Other earning assets	4,335	72	2.22	4,234	94	2.97

Total Earning Assets (4)	$5,420,966	$215,192	5.30%	$4,915,776	$212,089	5.77%
Cash and due from banks	151,667			151,647
Other non interest earning assets	256,338			283,958

Total Assets	$5,767,604			$5,289,522

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$725,259			$651,875
Interest bearing deposits
Savings and NOW accounts	484,514	$954	0.26%	464,736	$1,095	0.32%
Other interest bearing checking	262,953	226	0.11	247,976	261	0.14
Money market savings	1,459,303	14,622	1.34	1,138,716	11,155	1.31
Savings certificates	869,803	17,116	2.63	1,004,322	21,864	2.91
Certificates over $100,000	230,612	4,465	2.59	223,015	4,681	2.81

Total Interest Bearing Deposits	3,307,185	37,383	1.51	3,078,765	39,056	1.70

Total Deposits	4,032,444			3,730,640
Short-term borrowings	769,625	7,259	1.26	556,297	5,284	1.27
Long-term debt	440,326	20,533	6.23	489,489	22,723	6.21

Total Interest Bearing Liabilities	$4,517,136	$65,175	1.93%	$4,124,551	$67,063	2.17%
Other noninterest bearing liabilities	44,223			68,891

Total Liabilities	5,286,618			4,845,317
Minority Interest	150			150
Redeemable Class A Common Stock	38,467			35,524
Shareholders' equity	442,369			408,531

Total Liabilities and Equity	$5,767,604			$5,289,522

Net interest income		$150,017			$145,026

Net interest spread			3.38%			3.59%
Net interest margin			3.70%			3.94%
_________________
(1)	Interest income includes $6,328 in 2004 and $6,053 in 2003 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on available-for-sale securities.
(4)	Before deducting the reserve for credit losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

	Nine Months Ended September 30,

	2004 vs. 2003

	Increase (Decrease) Due to Change in

	Volume	Rate	Total

	(in thousands)
Interest earning assets:
Loans and leases (1)	$17,215	$(13,947)	$3,268
Taxable securities	3,636	(3,503)	133
Tax-exempt securities (1)	137	(407)	(270)
Federal funds sold	4	(10)	(6)
Other interest earning assets	2	(24)	(22)

Total interest earning assets	$20,994	$(17,891)	$3,103

Interest bearing liabilities:
Savings and NOW accounts	$210	$(351)	$(141)
Money market and other interest bearing checking	2,191	1,241	3,432
Savings certificates	(2,745)	(2,219)	(4,964)
Short-term borrowings	2,026	(51)	1,975
Long-term debt	(2,057)	(133)	(2,190)

Total interest bearing liabilities	(375)	(1,513)	(1,888)

Change in net interest income	$21,369	$(16,378)	$4,991

_________________
(1)	Interest income includes $6,328 in 2004 and $6,053 in 2003 to adjust to a fully taxable basis using the federal statutory rate of 35%.

Provision for Credit Losses. The provision for credit losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance for credit losses at an acceptable level to cover losses inherent in the portfolio as of the reporting date. We recorded net charge-offs of $656.4 thousand during the third quarter of 2004 compared to net charge-offs of $4.8 million for the same period in 2003. We recorded a provision for credit losses of $1.7 million for the third quarter of 2004 compared to $4.2 million for the same quarter in 2003. On a year-to-date basis, the provision for credit losses decreased to $5.6 million in the first nine months of 2004 from $10.4 million for the first nine months of 2003. Our ratio of reserve to total loans and leases decreased to 1.41% at September 30, 2004 from 1.57% at September 30, 2003. Our reserve coverage on nonperforming loans and leases increased to 429% at September 30, 2004 from 269% at September 30, 2003. For further discussion related to the allowance for credit losses, see the later section entitled “– Financial Condition – Reserve for Credit Losses.”

Noninterest Income. Noninterest income reflected a $3.2 million or 14.3% decrease to $19.3 million for the third quarter of 2004 from the $22.5 million recorded in the third quarter of 2003. On a year-to-date basis, noninterest income was $59.0 million, an $8.8 million or 12.9% decrease from the $67.7 million recorded in the first nine months of 2003. Increases of 22.9%, 14.5%, 10.3% and 4.7% in brokerage, insurance, investment management and trust and service charge revenues, respectively, were more than offset by lower gains on the sale of loans and securities when comparing the two nine-month periods. When comparing the first nine months of 2004 with the same period in 2003, brokerage, insurance, investment management and trust and service charge revenues increased a combined $3.6 million or 9.1%, while gains on the sale of loans and securities declined a combined $12.8 million. The decline in gains on sale of loans in the first nine months of 2004 can be attributed to a reduced level of residential mortgage loan refinancing activity.

The following table summarizes the components of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(in thousands)

Service charges	$8,301	$7,605	$23,396	$22,337
Insurance	2,401	2,366	7,316	6,390
Investment management and trust fees	2,684	2,515	8,048	7,299
Brokerage	1,458	1,303	4,774	3,885
Gain on sale of loans	2,352	6,259	7,779	16,779
Gain on sale of securities	4	16	2,072	5,855
Other noninterest income	2,062	2,416	5,605	5,200

Total noninterest income	$19,262	$22,480	$58,990	$67,745

Noninterest Expense. Noninterest expense increased $1.2 million or 2.8% to $42.8 million in the third quarter of 2004 from $41.7 million in the third quarter of 2003. On a year-to-date basis, total noninterest expense increased $2.6 million or 2.1% to $127.4 million in 2004 from $124.8 million in 2003. On a year-to-date basis, employee benefit expense declined by $897.0 thousand, or 5.1%, and printing, postage, and telephone expense declined by $534.0 thousand, or 10.6%. The decline in employee benefit expense is due to lower profit sharing contributions and a continuation of favorable experience in our medical claims activity. The decline in printing, postage, and telephone expense is due to efficiencies gained through the outsourcing of certain office functions and increased use of technology.

The following table summarizes the components of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(in thousands)

Salaries and wages	$20,110	$19,757	$60,105	$57,644
Employee benefits	5,466	5,236	16,610	17,507
Occupancy	2,902	2,820	8,963	8,410
Furniture and equipment	2,606	2,764	7,760	7,836
Printing, postage and telephone	1,492	1,641	4,526	5,060
Marketing	1,702	1,553	4,698	4,672
Data processing fees	2,830	2,668	8,173	7,651
Professional fees	1,058	1,040	3,050	2,490
Other real estate owned	17	66	103	226
FDIC premiums and examination fees	516	443	1,436	1,319
Amortization of intangibles	685	717	2,054	2,150
Other noninterest expense	3,425	2,946	9,915	9,865

Total noninterest expense	$42,809	$41,651	$127,393	$124,830

A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing noninterest expense by tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 59.5% for the third quarter of 2004 compared to 58.7% for the third quarter of 2003. On a year-to-date basis, the ratio was 61.0% for the nine months ended September 30, 2004 compared to 58.7% for the same period in 2003.

Income Taxes. The provision for income taxes was $8.8 million for the quarter ended September 30, 2004 compared to $7.8 million for the same period in 2003. On a year-to-date basis, the provision for income taxes decreased to $23.9 million in 2004 from $24.6 million in 2003. Comparing the third quarter of 2004 to the same period in 2003, our effective tax rate increased to 35.0% from 33.7%. Our effective tax rate increased in the third quarter of 2004 primarily as a result of a provision for expense associated with the expected settlement of open audit issues with the Wisconsin Department of Revenue. Our effective tax rate was 34.4% for the first nine months of 2004 and 2003.

Financial Condition

Loan and Lease Portfolio. The following table presents the components of our gross loans and lease portfolio:

	At September 30, 2004		At December 31, 2003

	Amount	Percent of Total Loans	Amount	Percent of Total Loans

	(dollars in thousands)

Commercial and other	$966,504	21.8%	$900,395	22.7%
Commercial real estate	1,401,501	31.6	1,230,752	31.0
- Construction	115,656	2.6	99,213	2.5
Agricultural	521,187	11.8	449,765	11.4
Residential real estate	871,693	19.7	780,351	19.7
- Construction	24,443	0.6	23,041	0.6
Consumer	366,565	8.3	337,449	8.5
Tax-exempt	162,543	3.7	143,049	3.6

Total	$4,430,092	100.0%	$3,964,015	100.0%

Our total loan and lease portfolio increased to $4.4 billion at September 30, 2004 from $4.0 billion at December 31, 2003. Commercial loans increased by $66.1 million or 7.3% during the first nine months of 2004, and commercial real estate loans increased by $187.2 million or 14.1% during the same period. Agricultural loans increased by $71.4 million or 15.9% during the first nine months of 2004, while residential real estate loans increased by $92.7 million or 11.5%. Consumer loans increased $29.1 million or 8.6%, and tax-exempt loans increased $19.5 million or 13.6% during the first nine months of 2004.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned (“OREO”). Nonperforming assets were $16.4 million at September 30, 2004, a decrease of $7.5 million or 31.3% from the $23.9 million level at December 31, 2003. Nonperforming assets as a percentage of total loans, leases and OREO decreased to ..37% at September 30, 2004 from .60% at December 31, 2003. Approximately $3.2 million or 19.4% of our nonperforming assets are commercial and commercial real estate credits originated in our finance company subsidiary. This finance company subsidiary, which had a total loan and lease portfolio of $10.1 million at September 30, 2004 compared to $20.0 million at December 31, 2003, is in the process of winding down operations and is no longer accepting new loan applications. Accruing loans and leases 90 days or more past due totaled $4.5 million at September 30, 2004 compared to $3.3 million at December 31, 2003.

Our nonperforming assets are summarized in the following table:

	September 30, 2004	December 31, 2003

	(dollars in thousands)
Nonaccrual loans and leases	$14,324	$20,058
Restructured loans and leases	215	280

Total nonperforming loans and leases	14,539	20,338
Other real estate owned (OREO)	1,906	3,598

Total nonperforming assets	$16,445	$23,936

Accruing loans and leases 90 days or more past due	$4,493	$3,284

Nonperforming loans and leases to total loans and leases	0.33%	0.51%
Nonperforming assets to total loans, leases and OREO	0.37	0.60
Nonperforming assets and accruing loans and leases 90
days or more past due to total loans, leases and OREO	0.47	0.69

Reserve for Credit Losses. At September 30, 2004, the reserve for credit losses was $62.3 million, an increase of $3.4 million or 5.8% from the balance of $58.9 million at December 31, 2003. The reserve for credit losses as a percentage of total loans and leases was 1.41% at September 30, 2004 compared to 1.49% at December 31, 2003. Reserve coverage on nonperforming loans and leases increased to 429% at September 30, 2004 from 290% at December 31, 2003. The improvements in these ratios in 2004 are the result of the significant decrease in our nonperforming assets to $16.4 million at September 30, 2004 from $23.9 million at December 31, 2003.

Activity in the reserve for credit losses for the following periods is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(dollars in thousands)

Balance at beginning of period	$61,288	$62,315	$58,906	$58,799
Charge-offs:
Commercial and other	296	207	2,037	1,672
Commercial real estate	10	4,406	49	4,584
Agricultural	--	--	20	103
Residential real estate	158	23	560	171
Consumer	490	479	1,485	1,662

Total charge-offs	954	5,115	4,151	8,192
Recoveries:
Commercial and other	114	72	256	169
Commercial real estate	--	--	1,161	16
Agricultural	65	48	99	63
Residential real estate	22	39	96	54
Consumer	97	146	379	440

Total recoveries	298	305	1,991	742

Net charge-offs	656	4,810	2,160	7,450
Provision for credit losses	1,713	4,220	5,599	10,376

Balance at end of period	$62,345	$61,725	$62,345	$61,725

Average loans and leases	$4,324,079	$3,862,828	$4,134,219	$3,765,172
Annualized net charge-offs to average loans and leases	0.06%	0.49%	0.07%	0.26%

Reserve as a percentage of:
Period-end loans and leases	1.41%	0.49%
Nonperforming loans and leases	428.81	269.22
Nonperforming assets	379.12	222.71%

Securities. Our investment portfolio, including available-for-sale securities and held-to-maturity securities, decreased by $128.0 million to $1.2 billion at September 30, 2004 from $1.3 billion at December 31, 2003. The decline in the portfolio occurred because a significant portion of the proceeds from sales and maturities during the second and third quarters of 2004 have been used to fund loan portfolio growth. We sold $114.7 million in securities during the first nine months of 2004, resulting in securities gains of $2.1 million for this period compared to securities gains of $5.9 million in the first nine months of 2003. Most of these gains were in connection with the first quarter 2004 sale of callable obligations of state and political subdivisions that had unfavorable call features and mortgage-backed securities pools that had been paid down significantly to balance levels that were not economical to maintain. We replaced these securities with obligations of state and political subdivisions that had more favorable call characteristics and adjustable rate mortgage-backed securities in larger and easier to manage pools.

Deposits. Total deposits were $4.1 billion at September 30, 2004 and at December 31, 2003. Noninterest bearing deposits decreased $13.0 million or 1.7% to $770.3 million at September 30, 2004 from $783.3 million at December 31, 2003. Interest bearing deposits maintained a $3.3 billion balance at September 30, 2004 and December 31, 2003.

Borrowings. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, and Federal Home Loan Bank (“FHLB”) advances, increased $254.5 million or 39.8% to $893.9 million at September 30, 2004 from $639.4 million at December 31, 2003. The increased use of short-term borrowings as a funding source was the result of our loan growth outpacing our deposit growth in the first nine months of 2004.

Long-term debt. At September 30, 2004, long-term debt consisted primarily of FHLB advances, junior subordinated debentures, and $65.0 million of privately-placed senior debt. Of the privately-placed senior debt, $46.0 million matured on November 1, 2004. FHLB advances decreased to $281.8 million at September 30, 2004 from $314.8 at December 31, 2003. The junior subordinated debentures include $61.9 million of 9.0% debentures payable to Bremer Capital Trust I, an unconsolidated affiliate of the Company, bearing quarterly interest payments, and $17.0 million of 10.2% junior subordinated debentures payable to Bremer Statutory Trust I, also an unconsolidated affiliate of the Company, bearing semi-annual interest payments. The debentures mature not earlier than July 15, 2006 and not later than July 15, 2031. At September 30, 2004, $76.5 million qualified as Tier I capital under guidelines of the Federal Reserve.

Capital Management. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board’s implementation of FDICIA defines “well-capitalized” institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. We have maintained our capital at the “well-capitalized” level in each of these categories in the past and expect to do so in the future. The capital ratios of the Subsidiary Banks in each of these categories met or exceeded the “well-capitalized” ratios as of September 30, 2004.

The following table compares our consolidated capital ratios with the minimum requirements for well-capitalized and adequately capitalized banks as of September 30, 2004:

			Minimum Requirements

	September 30, 2004	December 31, 2003	Well Capitalized	Adequately Capitalized

Tier I capital to risk-weighted assets	10.13%	10.51%	6.00%	4.00%
Total capital to risk-weighted assets	11.38	11.76	10.00	8.00
Tier I capital to average tangible assets	8.13	8.10	5.00	4.00

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

Several factors provide for a favorable liquidity position. The first is the ability to acquire and retain funds in the local markets we serve. This in-market funding provides a historically stable source of funding and represented approximately 83% of total liabilities at September 30, 2004. Our available-for-sale securities portfolio is a secondary source of liquidity because of its readily marketable nature and predictable stream of maturities. While we prefer to fund the balance sheet with in-market funding sources, another source of liquidity is our ready access to regional and national wholesale funding markets, including federal funds purchased, FHLB advances, and brokered deposits. As of September 30, 2004, we also had $15.0 million of borrowing capacity available under an unsecured credit facility. As of September 30, 2004, there were no advances outstanding under this facility. This credit facility is used primarily for contingency purposes.

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

Item 4. Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2004, of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities Exchange Commission. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)	The Company is filing the following exhibits with this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During the quarter ended September 30, 2004, the Company filed or furnished the following Current Report on Form 8-K:

A Current Report on Form 8-K dated July 27, 2004, which disclosed the issuance of a press release under Item 12, was furnished by the Company to the Securities and Exchange Commission on July 29, 2004. The press release described the Company's financial results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2004	BREMER FINANCIAL CORPORATION
	By:	/s/ Stan K. Dardis

Stan K. Dardis President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Stuart F. Bradt

Stuart F. Bradt Controller (Chief Accounting Officer)

INDEX TO EXHIBITS

Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002