Form 10-K
period 2004-12-31
BREMER FINANCIAL CORP
filed 2005-03-25
CIK 846616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to

Commission File Number 0-18342

Bremer Financial Corporation
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0715583 (IRS Employer Identification No.)
445 Minnesota Street Suite 2000, St. Paul, MN (Address of principal executive offices)	55101 (Zip Code)

Registrant’s telephone number, including area code: (651) 227-7621

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, no par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2).   Yes [  ]   No [X]

Based upon the $39.97 per share price at which shares of class A common stock of the Company were last sold before June 30, 2004, the aggregate value of the Company’s shares of class A common stock held by non-affiliates as of such date was approximately $30.5 million. All of the Company’s class B common stock is owned by the Otto Bremer Foundation, an affiliate of the Company.

As of March 25, 2005, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

BREMER FINANCIAL CORPORATION
Annual Report on Form 10-K
for the year ended December 31, 2004

INDEX

i

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:

Parts of Annual Report on Form 10-K		Documents Incorporated by Reference

Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	Reference is made to the portions described herein of the final Prospectus of the Company dated April 20, 1989 filed with the Securities and Exchange Commission on April 20, 1989.
Part III
Item 10.	Directors and Executive Officers of the Registrant	Reference is made to the Registrant’s definitive proxy statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“Commission”) within 120 days after December 31, 2004.
Item 11.	Executive Compensation	Reference is made to the Registrant’s Proxy Statement.
Item 12.	Security Ownership of Certain Beneficial Owners and Management	Reference is made to the Registrant’s Proxy Statement.
Item 13.	Certain Relationships and Related Transactions	Reference is made to the Registrant’s Proxy Statement.
Item 14.	Principal Accounting Fees and Services	Reference is made to the Registrant’s Proxy Statement.

ii

CROSS REFERENCE SHEET

Between Items in Part III
of Form 10-K and
Proxy Statement
Pursuant to Paragraph G-4 of General Instructions to Form 10-K

Item Number and Caption	Subject Headings In Proxy Statement

Item 10. Directors and Executive Officers of the Registrant	Information About Nominees for Election as Directors; Information About Executive Officers of the Company
Item 11. Executive Compensation	Information About Nominees for Election as Directors; Compensation of Executive Officers; Long-Term Incentive Compensation of Executive Officers
Item 12. Security Ownership of Certain Beneficial Owners and Management	Principal Shareholders
Item 13. Certain Relationships and Related Transactions	Certain Transactions
Item 14. Principal Accounting Fees and Services	Accountants

iii

PART I

Certain statements in this Annual Report on Form 10-K and in the documents incorporated by reference herein constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended (“Exchange Act”). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “intends,” “expects” and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in “Risk Factors” filed with this Annual Report on Form 10-K as Exhibit 99. 1, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

ITEM 1.   BUSINESS

General

Bremer Financial Corporation is a regional financial services company with $6.1 billion in assets as of December 31, 2004, operating 102 offices in Minnesota, Wisconsin and North Dakota. We offer a wide range of banking and related products and services, including transaction and savings deposits, commercial, consumer, agricultural and real estate loans, mortgage origination services, insurance, trust, and retail brokerage services. From December 31, 2000 to December 31, 2004, we increased our asset base from $4.2 billion to $6.1 billion, resulting from a combination of internal growth and growth through acquisition. During the same period, our loans and leases increased from $2.9 billion to $4.5 billion, and our deposits increased from $3.1 billion to $4.2 billion. Our most recent acquisition was made in 2001, and acquisitions are not a significant part of our current strategy.

History

Otto Bremer incorporated Bremer Financial Corporation in December 1943 to consolidate his majority stock holdings in community banks located throughout Minnesota, Wisconsin and North Dakota. Mr. Bremer formed the Otto Bremer Foundation in 1944 to own Bremer Financial Corporation’s stock. Today we are owned by the foundation and the employees and directors of the company. The foundation is organized as a non-profit trust for charitable, educational and religious purposes for the benefit of individuals and entities who are residents of or are located in Minnesota, Wisconsin, North Dakota and Montana. The foundation is a key part of our community-based philosophy. Earnings from its investment in us and other investments are returned to the bank communities in the form of grants and program-related investments. In 2004, the Otto Bremer Foundation made over $21.0 million in grants to over 600 community organizations and programs.

From our incorporation in 1943 and through the late 1980s, we relied on our existing community banks to generate loan and deposit growth in our market area. From 1990 through 2001, we augmented this growth through 11 bank and branch acquisitions. During this period, we used bank and branch acquisitions to fill in gaps in our geographic markets in order to provide better customer service and leverage existing operations. Over the past few years, our expansion focus has been primarily in higher growth metropolitan areas such as Minneapolis/St. Paul, Fargo/Moorhead and St. Cloud.

Our Strategy

We seek to be the preeminent community bank in the markets we serve. In order to achieve this objective, we must create value for our clients and communities. We understand it is through our employees that value is created and delivered. Our business model is to deliver individualized solutions to our clients’ total financial services needs through a local, community bank network. This means our clients are interfacing directly with financial experts who are empowered to make decisions on their behalf. Our strategic priorities are two-fold—improving sales effectiveness and enhancing service excellence.

•	Sales Effectiveness
»	Providing personalized service through a relationship development approach

We seek to identify the total financial services needs of our clients and provide them with individualized solutions to meet those needs. We emphasize a client-centered sales approach in which an assigned relationship manager is responsible for selling the entire range of our services to our client base, as opposed to assigning sales people from each product area to a specific client. In this role, our relationship managers work in tandem with representatives from our product areas to develop an effective overall client solution. As a result, our relationship managers gain a more thorough understanding of their clients’ needs, and clients gain more convenient access to our diverse product line.

»	Offering a wide variety of innovative financial products to our clients

Bremer is more than a bank. We are a total financial services provider for families, businesses, non-profits, and agricultural producers. The company offers traditional banking products and services, along with a comprehensive line of brokerage, investment management and trust, and insurance services. Additionally, Bremer offers a competitive range of convenient access options for clients, including 102 branch locations across the three-state region, 24-hour Internet and telephone banking, and over 3,200 free ATMs. We continue to invest significantly in technology and product development to ensure our clients have access to competitive products and services to meet their changing needs.

»	Empowering employees to make decisions locally

We believe clients in our markets seek financial services relationships managed by a trusted financial advisor who can deliver prompt and professional responses to their requests. As smaller, independent banks have been acquired by national, multi-bank holding companies, we believe that the personal relationships that these clients maintained with the management of such banks have increasingly eroded, and the banks’ responsiveness and general service levels have declined. Consistent with our long heritage of community banking, we operate under a philosophy of local market decision-making, which means our clients are working directly with individuals that can make things happen for them.

•	Service Excellence
»	Delivering exceptional client experiences in every interaction

In order to earn the right to ask for the client’s business, Bremer knows it must first demonstrate an ability to deliver consistent and reliable service in a highly professional and responsive manner. The company continues to make significant investments in employee training, as well as ongoing research to measure and monitor client satisfaction and loyalty. The company has recently developed a program called “Exceptional Client Experience” which is intended to help the organization and its employees stay closely linked to our clients, their service expectations, and how we are performing against those expectations. To be a premier financial services company, we believe you have to be exemplary at delivering high quality service.

»	Managing, minimizing, and solving problems

We believe that one of the best tests of whether an organization delivers exceptional service is how they respond when a problem arises. Obviously, our goal is to proactively manage and minimize any problems from occurring in the first place. However, it’s inevitable in any business as complex as financial services that some issue could surface. We use the phrase internally, “I’ll take care of it,” to describe the service culture at Bremer. If and when a problem occurs, our employees are empowered to own and resolve that issue on behalf of our clients. We hope our clients never experience a problem at Bremer, but if they do they can rest assured that it will be taken care of in a highly responsive and professional manner.

Our Banks

Our 10 subsidiary banks, which are organized into four banking regions, are located in Minnesota, Wisconsin and North Dakota. At December 31, 2004, the individual banks ranged in size from $75.2 million to $2.1 billion in total assets and from $60.3 million to $1.5 billion in total deposits. Each of our banks is a community bank that provides a full range of commercial and consumer banking services, primarily to customers within its market area. All of our banks are nationally chartered, operate under the name of Bremer Bank, National Association, and are regulated by the Office of the Comptroller of the Currency. The locations, total assets and total deposits of our banks are as follows:

Region/Location of Subsidiary Bank Charter	Branch Locations	Assets	Deposits

		(in thousands as of December 31, 2004)
Greater Minnesota Region
Alexandria, MN	Alexandria, MN (2) Brandon, MN Breckenridge, MN Fergus Falls, MN Morris, MN Starbuck, MN Wahpeton, ND	$ 499,729	$336,702
Brainerd, MN	Brainerd, MN (2) Aitkin, MN Baxter, MN (2)	$ 310,105	$215,191
International Falls, MN	International Falls, MN	$ 75,224	$60,323
Marshall, MN	Marshall, MN Redwood Falls, MN	$ 203,430	$163,056
St. Cloud, MN	St. Cloud, MN (2) Rice, MN Sartell, MN Sauk Rapids, MN	$ 609,646	$339,402
Willmar, MN	Willmar, MN (2)	$ 223,321	$151,464
North Dakota Region
Fargo, ND	Fargo, ND (2) Berthold, ND Carrington, ND Casselton, ND Detroit Lakes, MN Devils Lake, ND Leonard, ND Lisbon, ND Max, ND Minnewaukan, ND Minot, ND (3) Moorhead, MN Perham, MN Richardton, ND Rugby, ND	$1,025,957	$647,199

Region/Location of Subsidiary Bank Charter	Branch Locations	Assets	Deposits

		(in thousands as of December 31, 2004)
Grand Forks, ND	Grand Forks, ND (2) Crookston, MN Fisher, MN Fordville, ND Gilby, ND Grafton, ND Hoople, ND Larimore, ND St. Thomas, ND Shelly, MN Warren, MN	$ 637,462	$ 418,732
Twin Cities Region
South St. Paul, MN	South St. Paul, MN St. Paul, MN (4) Minneapolis, MN (3) Arden Hills, MN Brooklyn Center, MN Brooklyn Park, MN Eagan, MN Eden Prairie, MN Edina, MN Inver Grove Heights, MN Maplewood, MN Milaca, MN Minnetonka, MN Ogilvie, MN Plymouth, MN Princeton, MN Richfield, MN Roseville, MN St. Anthony, MN St. Louis Park, MN Watertown, MN White Bear Lake, MN Zimmerman, MN	$2,072,154	$1,501,989

Region/Location of Subsidiary Bank Charter	Branch Locations	Assets	Deposits

		(in thousands as of December 31, 2004)
Wisconsin Region
Menomonie, WI	Menomonie, WI (3) Amery, WI Bayfield, WI Colfax, WI Danbury, WI Deer Park, WI Eau Galle, WI Elk Mound, WI Frederic, WI Knapp, WI La Pointe, WI New Richmond, WI Rock Falls, WI Siren, WI Washburn, WI	$524,401	$404,547

Communities Served By Our Banks

We operate in 83 communities across Minnesota, Wisconsin and North Dakota. Over the past few years, we have been expanding significantly in more urban metropolitan areas, including Minneapolis/St. Paul, Fargo/Moorhead, and St. Cloud. Before that time, we had our strongest market presence in communities outside major metropolitan areas. In Minnesota, these non-metropolitan communities are a blend of agricultural-based areas in the southwestern portion of the state and more recreational and resort-based communities in west central Minnesota. Our North Dakota communities are in primarily agricultural-based areas located along the Red River Valley and in western North Dakota surrounding the Minot trade area. In Wisconsin, our locations are concentrated on the western side of the state. In our markets located outside the major metropolitan areas, we generally are first or second in deposit market share.

Lending Activities

We maintain a diversified loan portfolio consisting of commercial, commercial and residential real estate, agricultural, consumer and tax-exempt loans.

Commercial Loans.   Loans in this category include term loans and operating lines of credit primarily for manufacturing, wholesale, or retail businesses. Although we rely on the borrower’s business operations as the principal source of repayment, we also generally obtain personal guarantees and security interests in inventory, receivables, and equipment as collateral support for the loans. We utilize standard advance rates in determining amounts that can be advanced for each collateral type. Approximately 72% of our commercial loan portfolio consists of short-term floating rate advances that are normally secured by inventory and receivables. The remaining 28% of the commercial loan portfolio consists of fixed rate loans typically amortizing over approximately five years and secured by equipment.

Commercial Real Estate Loans.   Our commercial real estate portfolio, which includes interim commercial real estate construction, consists primarily of loans to business customers who occupy the property or use the property for income production. Commercial real estate loans generally are made for up to 80% of appraised value or cost and typically have a term of five years with 15 to 20 year amortization. Approximately 44% of our commercial real estate loans are fixed rate loans and 56% are adjustable rate loans.

Agricultural Loans.   Our agricultural loans include term loans secured by farm property or equipment and operating loans used for commodity production. Our agricultural customers and agricultural-based communities are diversified across the three states we serve, and we extend credit to 12 different areas of commodity production, including crops, dairy, and livestock. Approximately 75% of our agricultural loans are short-term floating rate loans. The remainder of the agricultural loans are fixed rate loans with terms generally under five years.

Residential Real Estate Loans.   The residential real estate portfolio includes home equity loans, first mortgage residential real estate loans, and some construction loans. The construction loans are typically made to builders on homes under construction that have been pre-sold. Loan to value ratios for home equity loans typically range from 80% to 100%. Approximately 23% of our home equity loans are fixed rate loans with terms of five to 12 years. The remaining 77% of our home equity loans are floating rate lines of credit. First mortgage residential real estate lending is generally conducted in compliance with secondary market underwriting guidelines, and most newly originated fixed rate first mortgage loans are sold into the secondary market. The first mortgage residential real estate loans that we keep in our portfolio are generally adjustable rate loans and often involve vacation homes in our recreational and resort-based communities.

Consumer Loans.   Loans in this category include automobile loans, student loans and personal lines of credit. In addition to our direct lending operations, our subsidiary banks also purchase indirect retail installment sales contracts primarily from automobile dealers, certain recreational vehicle dealers, and certain sport recreation dealers where the selling dealer is well known to us and located in our primary trade area. Approximately 72% of our consumer loans are fixed rate loans with terms of three to five years.

Tax-Exempt Loans.   Tax-exempt loans and leases are made to qualifying organizations located within our primary trade area.

Deposits

We emphasize developing relationships with individuals and business customers in order to increase our deposit base. We offer a broad range of competitively priced deposit products designed to meet the individual needs of our customers, including checking accounts, money market accounts, savings accounts and certificates of deposit. Deposits in our banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits (currently $100,000). Deposit product development is the primary responsibility of our holding company marketing department, with input and feedback from the subsidiary banks’ market managers. Pricing of products is generally consistent among all of our banks, with bank market managers having some local authority to modify pricing on certain products to meet the market and/or the local competition.

Other Products and Services

We operate various financial services subsidiaries, which provide insurance, trust and other fiduciary services. The subsidiaries allow us to offer a full range of products and services to our customers. On a consolidated basis, these other financial services subsidiaries historically have accounted for less than 10% of our annual earnings.

Bremer Trust, National Association.   Bremer Trust, National Association has trust powers and offers trust and other fiduciary services in the majority of our markets. Services that Bremer Trust provides to our customers include serving as trustee, investment agent, custodian, personal representative, and as a conservator for individuals, businesses, and public and tax-exempt organizations. Bremer Trust directly serves as an investment advisor for the proprietary stock and bond mutual funds we offer to our trust client accounts. It also operates on a limited basis as a registrar and transfer agent. As of December 31, 2004, Bremer Trust had 74 employees. Our total trust revenues for 2004 were $11.0 million.

Bremer Insurance Agencies, Inc.   Bremer Insurance Agencies, Inc. is an independent insurance agency with offices in Minnesota, Wisconsin and North Dakota, representing many different insurance companies. This gives agency personnel the ability to tailor coverage to meet the differing needs of our diverse customer base. The agency’s book of business is generated by selling personal, life, health, commercial and agricultural insurance products. In 2004, Bremer Insurance generated insurance commissions of $11.1 million and, as of December 31, 2004, it had 94 employees.

Brokerage Services.   Bremer Investments provides consumer investment products and services at our subsidiary bank offices through INVEST Financial Corporation of Tampa, Florida. We have an agreement with INVEST to deliver investment services to our customers through our branch network, and we receive a portion of the commissions earned by the investment representatives in those branches. We had $6.2 million in brokerage commissions in 2004.

Subsidiaries No Longer Conducting New Business Activities.   Bremer Life Insurance Company was formed as a reinsurer of credit life and credit accident and health insurance sold by the Bremer banks. In 2003, we discontinued selling credit life and disability insurance products through Bremer Life Insurance Company and replaced them with a bank product. Bremer Business Finance Corporation is a subsidiary originally formed in 1996 that was engaged in secured lending activities. Bremer Business Finance Corporation discontinued accepting new loan applications in 2003, and its loan portfolio has declined to $12.2 million at December 31, 2004 from $20.0 million at December 31, 2003.

Operations and Administration

We provide a broad range of services to the individual subsidiaries in order to augment the capacities of the subsidiary banks’ management and to achieve many of the synergies of a larger company.

Operations Center.   Back-office operations for all banks are housed in an operations center in Lake Elmo, Minnesota. We use a third-party provider for delivery of most data and item processing services for Bremer and its subsidiaries. We have entered into contracts for these services that extend through May 2008. Some of the operations of this third party provider are located in our operations center.

Credit.   The credit administration division, under the leadership of the Chief Credit Officer, is responsible for managing the Company’s credit granting process. We evaluate and approve credit through a system of credit authorities that provides market personnel and market executives with authority levels that are designed to balance responsiveness to the customer, efficiency, and soundness of credit decisions. We assign credit authorities in the markets at the individual lender, market manager, and region credit manager levels. Each region has a credit committee which approves larger credits. An executive credit committee approves those extensions of credit that exceed the limits established for the region credit committees and approves all credit policy and guideline changes. Membership of the executive credit committee includes the Company’s Chief Credit Officer, the four regional credit managers, the special assets manager, and the Company’s business loan portfolio manager.

Risk Management.   The risk management division is an independent unit that assists us in managing and controlling risk throughout the organization. This is done through risk assessments, consulting, monitoring, and performing internal audits and examinations of banks, other subsidiaries, and corporate support functions. The chief risk officer has a direct reporting relationship to the holding company’s board of directors and its audit committee as well as the boards of the operating entities. Risk management consists of credit examination, internal audit, compliance administration and counsel, and information security.

•	Credit examination provides an independent assessment of our credit process and quality on a regular basis. The frequency of examination is based on a risk assessment and provides for more frequent examinations for units exhibiting higher risk factors.
•	Internal audit conducts periodic operational, financial, and internal control reviews of all of our affiliates and system-wide operations and reports its findings to the audit committee and, where applicable, bank boards of directors.
•	Compliance administration and compliance counsel provide assistance to the centralized functions and banks in meeting their compliance responsibilities and provides centralized Bank Secrecy Act/Anti-money Laundering support.

•	Information security provides risk oversight of information technology activities by monitoring internal and external environments, reporting findings to the audit committee, and ensuring appropriate responses to findings.

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

Human Resources.   Our human resources division has established standard salary administration procedures, and our operating regions administer these standards at their level. Employee benefits are standardized and administered by the holding company.

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

Employees

As of February 28, 2005, we had 1,625 full-time equivalent employees. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance plans, and 401(k) plans. In addition, all the employees have the opportunity to invest in our class A common stock. None of our employees is a member of a collective bargaining unit. We consider our relationship with our employees to be good.

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

Substantially all of the offices and branches of the subsidiary banks outside of the Minneapolis/St. Paul market are owned, with the primary exception of small leased spaces in supermarkets. Within the St. Paul/Minneapolis market area, we lease 13 of our 28 banking offices. Our bank facilities range in size from less than 400 square feet to more than 52,000 square feet.

ITEM 3.   LEGAL PROCEEDINGS

There are no legal proceedings pending other than ordinary routine litigation incidental to our business, the resolution of which, either individually or in the aggregate, will not have a material adverse effect on the company or its financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2004 to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established trading market for the shares of our class A common stock. To the best of our knowledge, during the period from May 18, 1989 (the closing date of the registered initial public offering of Bremer’s class A common stock) through February 28, 2005, a majority of the purchases and sales of shares of the class A common stock have consisted of transfers effected upon the exercise of the options described in the portions of Bremer’s Prospectus dated April 20, 1989 (“Prospectus”) entitled “Description of Capital Stock — Description of Class A Common Stock — Restrictions on Transfer” on page 62 of the Prospectus and “Description of Capital Stock — Description of Class A Common Stock First Call Option to Company” on page 64 of the Prospectus (which portions are hereby incorporated by reference pursuant to Rule 12b-23 under the Securities Exchange Act of 1934). We are not obligated to purchase any shares of class A common stock from a holder upon the exercise of a put option if the purchase price paid for the shares subject to the put option, when added to the purchase price paid for all previous purchases of class A common stock during the preceding twelve-month period, would exceed 10% of our net worth as of the date of such purchase. As of December 31, 2004, our net worth, including redeemable class A common stock, was $504.2 million, and 10% of our net worth and redeemable class A common stock was $50.4 million.

During the period from January 1, 2004 through February 28, 2005, we did not directly purchase any shares of class A common stock but assigned to various parties our options to purchase a total of 121,032.9244 shares. These options were assigned to the Bremer Financial Corporation Employee Stock Ownership Plan (“ESOP”) (8,971.3837 shares), the Bremer Banks Profit Sharing Plus Plan (64,969.8697 shares), executives and directors under the Executive Stock Purchase Plan (47,174.0000 shares), and certain directors of subsidiary banks (50.0000 shares). To the best of our knowledge, shares purchased by these parties upon exercise of these assigned options were the only transfers of shares of class A common stock effected during the period from January 1, 2004 through February 28, 2005. The sales price of the shares of class A common stock in such transactions occurring during that period ranged from $38.95 to $56 .50 per share. These prices were equal to either the per share book value of the class A common stock as shown in our consolidated balance sheet dated as of the last day of the immediately preceding fiscal quarter or, and only with respect to shares transferred that had been held for employees in the ESOP, the per share fair market value as determined by an independent appraiser. At December 31, 2004, the most recent date for which a per share book value for the class A common stock is available, such value was $42.02.

To the best of our knowledge, no brokers are used to sell the shares of class A common stock, and there are no market makers for the class A common stock. The Company has sold none of its equity securities during the three years ended December 31, 2004.

Holders

As of February 28, 2005, there were 1,429 holders of record of the shares of class A common stock.

Dividends

The subsidiary banks’ ability to pay dividends to the parent and the parent’s ability to pay dividends to holders of the class A common stock are restricted and limited. The restrictions on payments of dividends are described in Note Q of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. Each of the subsidiary banks is subject to extensive regulation regarding the payment of dividends and other matters. All subsidiary banks are nationally chartered and are regulated by the Office of the Comptroller of the Currency. In addition, because the deposits of our subsidiary banks are insured up to the applicable limit (currently $100,000) by the FDIC, all of the subsidiary banks are subject to regulation by the FDIC. The parent and the foundation, as bank holding companies, are regulated by the Board of Governors of the Federal Reserve System.

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

The payment of dividends by any national bank also is affected by the requirements to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Comptroller. The Comptroller has issued capital adequacy regulations for national banks subject to the Comptroller’s primary supervision. These regulations provide for a minimum Tier 1 capital to total assets (leverage) ratio of 4.00% for the most highly-rated banks and a minimum total capital to risk-weighted assets (total capital) ratio of 8.00%. These guidelines and regulations further provide that capital adequacy is to be considered on a case-by-case basis in view of various qualitative factors that affect a bank’s overall financial condition. Most banking organizations are expected to maintain a leverage ratio of 100 to 200 basis points above this minimum, depending on their financial condition. The subsidiary banks are in compliance with the Comptroller’s minimum capital guidelines. See the discussion of the capital adequacy guidelines set forth in the portion of Part II of this Annual Report on Form 10-K entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management.”

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

As of December 31, 2004, the subsidiary banks had retained earnings of $29.9 million which were available for distribution to the parent as dividends in 2005 subject to regulatory and administrative restrictions. Of this amount, approximately $27.2 million was available for distribution without obtaining the prior approval of the appropriate bank regulator. The subsidiary banks paid total dividends of $23.0 million in 2004 and $32.2 million in 2003 to the parent. The range of dividend payouts (dividends paid divided by net income) was 0.0% to 82.0% in 2004 and 0.0% to 137.5% in 2003.

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

We declared and paid dividends to the foundation and all other holders of our class A common stock of $22.8 million in 2004 and $21.6 million in 2003. We paid $6.0 million of dividends in each of the last two quarters of 2004 and $5.4 million of dividends in each of the first two quarters of 2004 and all four quarters of 2003. The dividend yield, which consists of dividends paid during the year divided by shareholders’ equity as of the last day of the preceding year, was 4.9% and 5.0% for the years ended December 31, 2004 and 2003.

ITEM 6.   SELECTED FINANCIAL DATA

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

	At or for the year ended December 31,

	2004	2003	2002	2001	2000

	(dollars in thousands, except per share data)
Operating results
Total interest income	$286,895	$274,381	$298,960	$329,230	$314,171
Net interest income	198,056	185,770	195,059	171,666	150,989
Net interest income (1)	206,610	193,973	203,374	179,806	159,051
Provision for credit losses	7,042	14,805	18,161	12,054	8,338
Noninterest income	79,720	86,780	74,643	67,738	54,217
Noninterest expense	172,470	164,543	159,129	148,673	126,630
Net income	64,177	61,092	61,649	51,626	45,781
Dividends	22,800	21,600	19,800	19,200	16,680
Average balances
Total assets	$5,829,367	$5,357,353	$5,000,244	$4,657,716	$4,010,098
Securities (2)	1,249,306	1,165,642	1,088,518	1,104,541	1,001,031
Loans and leases (3)	4,213,097	3,802,654	3,540,323	3,210,537	2,749,662
Total deposits	4,069,376	3,788,738	3,647,435	3,461,900	2,982,220
Short-term borrowings	798,611	573,608	427,309	450,407	423,258
Long-term debt	429,505	482,115	447,912	307,708	215,009
Redeemable class A common stock	38,865	36,061	32,960	29,758	26,677
Shareholders’ equity	446,944	414,700	379,044	342,216	306,781
Period-end balances
Total assets	$6,141,519	$5,673,709	$5,261,963	$5,096,484	$4,192,596
Securities (2)	1,193,446	1,314,440	1,126,501	1,201,645	951,627
Loans and leases (3)	4,541,993	3,964,015	3,679,669	3,498,839	2,915,601
Total deposits	4,210,096	4,050,976	3,750,329	3,806,018	3,106,082
Short-term borrowings	988,457	639,358	511,476	448,912	441,746
Long-term debt	380,700	460,158	496,545	394,790	232,660
Redeemable class A common stock	40,335	37,394	34,728	31,193	28,324
Shareholders’ equity	463,856	430,033	399,368	358,719	325,715
Financial ratios
Return on average assets (4)	1.10%	1.14%	1.23%	1.11%	1.14%
Return on average equity (5)	13.21	13.55	14.96	13.88	13.73
Average equity to average assets (5)	8.33	8.41	8.24	7.99	8.32
Tangible equity to assets (5)	6.72	6.58	6.39	5.67	7.37
Dividend payout	35.53	35.36	32.12	37.19	36.43
Net interest margin (1)	3.77	3.89	4.38	4.15	4.22
Operating efficiency ratio (6)	60.23	58.61	57.24	60.06	59.38
Reserve for credit losses to total loans and leases	1.35	1.49	1.60	1.54	1.57
Net charge-offs to average loans and leases	0.11	0.39	0.37	0.26	0.17
Per share of common stock(5)
Net income-basic and diluted	$5.35	$5.09	$5.14	$4.30	$3.82
Dividends paid per share	1.90	1.80	1.65	1.60	1.39
Book value	42.02	38.95	36.17	32.49	29.50

(1)       Tax-equivalent basis (TEB).
(2)       Includes securities held-to-maturity and securities available-for-sale.
(3)       Net of unearned discount and includes nonaccrual loans and leases.
(4)       Calculation is based on income before minority interests.
(5)       Calculation includes shareholders’ equity and redeemable class A common stock.
(6) Noninterest expense as a percentage of tax-equivalent net interest income and noninterest income.

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

Reserves for Credit Losses.   In general, determining the amount of the reserve for credit losses requires the use of significant judgment and estimates by management. We maintain an allowance for credit losses to absorb probable losses in the loan and lease portfolio based on a quarterly analysis of the portfolio and expected future losses. Reserves for credit losses include charges to reduce the recorded balances of loans receivable and real estate to their estimated net realizable value or fair value, as applicable. The policy for accounting for the reserves for credit losses is described in the later section entitled “— Financial Condition — Reserve for Credit Losses” and in Note A to the consolidated financial statements.

Investment Securities.   Investments in marketable equity and debt securities are classified into three categories – held-to-maturity, available-for-sale, or trading — pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of December 31, 2004, no investments were classified as trading securities. Held-to-maturity securities, which are valued at amortized historical cost, represent investments for which we have the ability and intent to hold to maturity and may be sold only under very limited circumstances. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. A portion of the unrealized holding gains and losses is allocated to redeemable class A common stock. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Management periodically evaluates investment and mortgage-backed securities for other than temporary declines in fair value. Declines in fair value of individual investment and mortgage-backed securities below their amortized cost that are deemed to be other than temporary are written down to current market value and included in earnings as realized losses in the period the securities are deemed to be impaired. The initial indicator of impairment is a sustained decline in market price below the amount recorded for the investment. We consider the length of time and the extent to which market value has been less than cost, the cause of the price decline, the extent to which the price decline is due to the general level of interest rates or other issuer specific factors, the issuer’s financial condition and ability to make future payments in a timely manner, and our investment horizon. Our analysis as of December 31, 2004 indicates that our unrealized losses were caused by market interest rate increases. We intend to hold these investments until a recovery of fair value, which may be at maturity, and, as a result, there were no investment and mortgage-backed securities which management identified to be other-than-temporarily impaired for the year ended December 31, 2004. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods. See Note C to the consolidated financial statements.

Goodwill and Other Intangible Assets.   SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, SFAS No. 147, “Acquisitions of Certain Financial Institutions,” establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At December 31, 2004, we had $84.2 million of goodwill, which is not subject to periodic amortization, and $15.4 million in other intangible assets, which is subject to periodic amortization. The largest components of our other intangible assets at December 31, 2004 were core deposit premiums at $11.7 million and mortgage servicing rights at $1.6 million. The core deposit premiums are being amortized over an estimated deposit life of 10 years from the date of acquisition. Other intangibles are being amortized on the basis of estimated remaining life.

We performed the annual impairment tests on our goodwill assets and have concluded that the recorded value of goodwill was not impaired as of December 31, 2004. There are many assumptions and estimates underlying the determination of impairment. Impairment testing is based on a determination of the value of each reporting unit, using readily available market and earnings data for comparable publicly-traded organizations within the same time period, and comparing that calculation of value to the current book value of the unit. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and our goodwill is impaired, which would result in us recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Retirement Plan Accounting.   As discussed in Note L of the Notes to the Consolidated Financial Statements, we provide pension benefits to substantially all employees. As of December 31, 2004, the fair value of the qualified pension plan assets was $65.3 million, compared to an accumulated benefit obligation at that date of $53.2 million. We account for these plans in accordance with SFAS No. 87 “Employers’ Accounting for Pensions,” which requires us to make a number of economic and other assumptions that can have a significant impact on amounts recorded in our income statement and statement of financial position. Assumptions regarding long-term discount rates and the expected return on pension plan assets can have the most material impact on our financial results and funding requirements.

The SFAS No. 87 discount rate is used to calculate the present value of pension obligations and the service cost and interest components of net periodic pension cost. It is intended to represent the rate at which pension benefit obligations could be settled by purchase of an annuity contract. Lower discount rate assumptions have the effect of increasing the service cost and interest cost components of pension expense, while higher discount rates have the opposite effect. The SFAS No. 87 discount rate used in calculating the 2004 pension expense was 6.00% compared to 6.75% for 2003. The SFAS No. 87 discount rate which will be used in calculating 2005 pension expense is 6.00%. Each 25 basis point reduction in the 2005 discount rate assumption of 6.0% would increase our 2005 pension expense by approximately $390 thousand.

The SFAS No. 87 expected return on pension plan assets is our long-term expectation of the annual earnings rate on the pension fund and is determined by looking at historical trends, current expectations for certain asset categories based on broad equity and bond indices and our actual and targeted asset allocation. Higher expected return assumptions have the effect of decreasing pension costs while lower assumptions have the opposite effect. As of December 31, 2004, 66% of our pension plan assets were invested in a diversified mix of domestic and foreign equity securities and 34% in debt and other investments. Our expected return on pension assets used to determine 2004 pension expense was 8.5% compared to 9.0% for 2003. Our expected return as of January 1, 2005 used to determine 2005 pension expense was 8.5%. Each 25 basis point reduction in the 2005 expected rate of return would increase our 2005 pension expense by approximately $162 thousand.

Recent Accounting Pronouncements and Developments

Note A to the consolidated financial statements discusses new accounting policies adopted by us during 2004 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of the financial review and the Notes to the consolidated financial statements.

Overview

Earnings.   We reported net income of $64.2 million or $5.35 basic and diluted earnings per share for the year ended December 31, 2004. This compares to net income of $61.1 million or $5.09 basic and diluted earnings per share in 2003 and $61.6 million or $5.14 basic and diluted earnings per share in 2002. Return on average equity was 13.21% in 2004, as compared to 13.55% in 2003 and 14.96% in 2002. Return on average assets was 1.10% in 2004, 1.14% in 2003 and 1.23% in 2002.

Assets.   Total assets at December 31, 2004 increased $467.8 million, or 8.2%, to $6.1 billion from $5.7 billion at December 31, 2003. During 2003, assets increased $411.7 million, or 7.8%, from $5.3 billion at December 31, 2002. Loans and leases, net of unearned discount, as a percentage of total assets were 74.0% at December 31, 2004, compared to 69.9% at December 31, 2003 and 70.0% at December 31, 2002.

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

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities. In addition, the table shows resultant yields or costs, net interest income, net interest spread and net interest margin:

	Years ended December 31,

	2004			2003			2002

	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield

	(dollars in thousands)
Assets
Loans and leases (2)
Commercial and other	$934,294	$50,516	5.41%	$889,830	$50,001	5.62%	$856,382	$53,890	6.29%
Commercial real estate	1,443,719	86,668	6.00	1,225,989	77,215	6.30	1,067,489	77,308	7.24
Agricultural	474,376	27,434	5.78	444,097	26,011	5.86	421,631	28,205	6.69
Residential real estate	851,213	48,719	5.72	779,172	46,635	5.99	749,459	52,623	7.02
Consumer	354,912	22,503	6.34	336,321	23,523	6.99	335,661	26,704	7.96
Tax-exempt	154,583	11,567	7.48	127,245	10,190	8.01	109,701	9,395	8.56

Total Loans and Leases	4,213,097	247,407	5.87	3,802,654	233,575	6.14	3,540,323	248,125	7.01
Reserve for loan losses	(61,683)			(61,984)			(57,122)

Net Loans and Leases	4,151,414			3,740,670			3,483,201
Securities (3)
Taxable	1,062,961	34,359	3.23	981,430	34,972	3.56	892,540	43,815	4.91
Tax-exempt	186,345	13,448	7.22	184,212	13,795	7.49	195,978	14,940	7.62

Total Securities	1,249,306	47,807	3.83	1,165,642	48,767	4.18	1,088,518	58,755	5.40
Federal funds sold	12,373	146	1.18	12,593	128	1.02	15,031	244	1.62
Other earning assets	4,347	89	2.05	4,249	114	2.68	4,194	151	3.60

Total Earning Assets (4)	$5,479,123	$295,449	5.39%	$4,985,138	$282,584	5.67%	$4,648,066	$307,275	6.61%
Cash and due from banks	154,520			152,753			145,321
Other noninterest earning assets	257,407			281,446			263,979

Total Assets	$5,829,367			$5,357,353			$5,000,244

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$745,134			$668,457			$584,071
Interest bearing deposits
Savings and NOW accounts	486,802	$1,457	0.30%	468,406	$1,386	0.30%	424,950	$2,134	0.50%
Other interest bearing checking	265,257	318	0.12	250,228	334	0.13	238,338	574	0.24
Money market savings	1,451,353	19,713	1.36	1,202,457	15,954	1.33	952,847	10,596	1.11
Savings certificates	871,310	23,101	2.65	979,158	27,885	2.85	1,177,926	45,125	3.83
Certificates over $100,000	249,520	6,615	2.65	220,032	6,005	2.73	269,303	10,153	3.77

Total Interest Bearing Deposits	3,324,242	51,204	1.54	3,120,281	51,564	1.65	3,063,364	68,582	2.24

Total Deposits	4,069,376			3,788,738			3,647,435
Short-term borrowings	798,611	11,042	1.38	573,608	7,202	1.26	427,309	6,587	1.54
Long-term debt	429,505	26,593	6.19	482,115	29,845	6.19	447,912	28,732	6.41

Total Interest Bearing Liabilities	$4,552,358	$88,839	1.95%	$4,176,004	$88,611	2.12%	$3,938,585	$103,901	2.64%
Noninterest bearing liabilities	45,916			61,981			65,434

Total Liabilities	5,343,408			4,906,442			4,588,090
Minority interest	150			150			150
Redeemable class A common stock	38,865			36,061			32,960
Shareholders’ equity	446,944			414,700			379,044

Total Liabilities and Equity	$5,829,367			$5,357,353			$5,000,244

Net interest income		$206,610			$193,973			$203,374

Net interest spread			3.44%			3.55%			3.97%
Net interest margin			3.77%			3.89%			4.38%

(1)	Interest income includes $8,554, $8,203 and $8,315 in 2004, 2003 and 2002 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on available-for-sale securities.
(4)	Before deducting the reserve for credit losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

	Years ended December 31,

	2004 vs. 2003			2003 vs. 2002

	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in

	Volume	Rate	Total	Volume	Rate	Total

	(in thousands)
Interest earning assets:
Loans and leases (1)	$25,212	$(11,380)	$13,832	$18,385	$(32,935)	$(14,550)
Taxable securities	2,905	(3,518)	(613)	4,364	(13,207)	(8,843)
Tax-exempt securities (1)	160	(507)	(347)	(897)	(248)	(1,145)
Federal funds sold (2)		20	18	(40)	(76)	(116)
Other interest earning assets	3	(28)	(25)	2	(39)	(37)

Total interest earning assets	$28,278	$(15,413)	$12,865	$21,814	$(46,505)	$(24,691)

Interest bearing liabilities:
Savings and NOW accounts	$204	$(133)	$71	$403	$(1,151)	$(748)
Money market and other interest bearing checking	2,394	1,349	3,743	2,108	3,010	5,118
Savings certificates	(2,214)	(1,960)	(4,174)	(9,474)	(11,914)	(21,388)
Short-term borrowings	2,825	1,015	3,840	2,255	(1,640)	615
Long-term debt	(3,257)	5	(3,252)	2,194	(1,081)	1,113

Total interest bearing liabilities	(48)	276	228	(2,514)	(12,776)	(15,290)

Change in net interest income	$28,326	$(15,689)	$12,637	$24,528	$(33,929)	$(9,401)

(1) Interest income includes $8,554, $8,203 and $8,315 in 2004, 2003 and 2002 to adjust to a fully taxable basis using the federal statutory rate of 35%.

Tax-equivalent net interest income for 2004 was $206.6 million, an increase of 6.5% from the 2003 total of $194.0 million. Our net interest margin declined to 3.77% in 2004 from 3.89% in 2003 and 4.38% in 2002. Net interest margin increased in the quarter ended December 31, 2004 for the first quarter since the quarter ended September 30, 2002 as short-term interest rates began to rise. The average yield on our earning assets declined 28 basis points when comparing 2004 with 2003. Meanwhile, we were able to reduce the average cost of our interest bearing liabilities by only 17 basis points when comparing the same two periods. Offsetting some of the decline in net interest margin when comparing 2004 to 2003 was an increase in average earning assets, which increased by $494.0 million or 9.9% in 2004 from 2003. Most of the increase in average earning assets was due to growth in loans. Average loans and leases increased by $410.4 million, or 10.8%, in 2004 from 2003.

Tax-equivalent net interest income in 2003 decreased 4.6% from $203.4 million in 2002. The decrease in net interest income in 2003, as our net interest margin declined to 3.89% in 2003 from 4.38% in 2002, was primarily due to the effects of historically low interest rates. The average yield on our earning assets declined 94 basis points when comparing 2003 with 2002. Meanwhile, largely as a result of competitive pressure in deposit markets and already historically low deposit rates, we were able to reduce the average cost of our interest bearing liabilities by only 52 basis points when comparing the same two periods. Offsetting some of the decline in net interest margin when comparing 2003 to 2002 was an increase in average earning assets, which increased by $337.1 million or 7.3% in 2003 from 2002. Most of this increase in average earning assets was also due to growth in loans, which increased by $262.3 million, or 7.4%, in 2003 from 2002.

Provision for Credit Losses.   We establish the provision for credit losses based on a quarterly assessment of the adequacy of the reserve for credit losses. The provision for credit losses was $7.0 million in 2004, $14.8 million in 2003 and $18.2 million in 2002. Net charge-offs were $4.5 million in 2004, $14.7 million in 2003 and $13.1 million in 2002. For further information regarding the provision for credit losses, see the section entitled “— Financial Condition — Reserve for Credit Losses.”

Noninterest Income.   Noninterest income was $79.7 million in 2004 compared to $86.8 million in 2003 and $74.6 million in 2002. The following table summarizes the components of noninterest income:

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Service charges	$31,337	$29,966	$28,908
Insurance	10,946	9,346	10,195
Investment management and trust fees	11,031	9,933	9,418
Brokerage	6,245	5,559	5,150
Gain on sale of loans	10,510	19,302	12,640
Gain on sale of securities	2,072	5,856	2,244
Other noninterest income	7,579	6,818	6,088

Total noninterest income	$79,720	$86,780	$74,643

Service charge income increased by 4.6% in 2004 from 2003 and 3.7% in 2003 from 2002. Brokerage revenue increased by 12.3% in 2004 and 7.9% in 2003. Investment management and trust revenue increased by 11.1% in 2004 and 5.5% in 2003, while insurance revenue increased by 17.1% in 2004 following a decrease of 8.3% in 2003. The Company stopped selling most single premium credit life and disability insurance during 2002 and discontinued the product completely in 2003, which caused the decline in insurance revenue in 2003. Income from loan sales decreased by 45.5% in 2004 following an increase of 52.7% in 2003. Gains on sales of loans resulted primarily from the sale of fixed rate residential real estate first mortgages into the secondary market. The decline in gains on sale of loans in 2004 can be attributed to a reduced level of residential mortgage loan refinancing activity. The higher volume of loan sales and resulting income in 2003 was due in a large part to customer refinancing activity caused by historically low interest rates. Securities sales in early 2004 resulted in securities gains of $2.1 million compared to gains of $5.9 million in 2003.

Noninterest Expense.   Noninterest expense increased $7.9 million, or 4.8%, in 2004 and $5.4 million, or 3.4%, in 2003. The following table summarizes the components of noninterest expense:

	Years ended December 31,

	2004	2003	2002

	(in thousands)
Salaries and wages	$81,651	$76,247	$72,740
Employee benefits	22,501	21,603	20,801
Occupancy	12,014	11,210	10,525
Furniture and equipment	10,406	10,651	9,602
Printing, postage and telephone	6,205	6,695	6,491
Marketing	6,272	6,140	5,775
Data processing fees	10,959	10,413	9,012
Professional fees	4,339	3,360	4,821
Other real estate owned	119	282	97
FDIC premiums and examination fees	1,830	1,753	1,743
Amortization of intangibles	2,739	2,866	2,986
Other noninterest expense	13,435	13,323	14,536

Total noninterest expense	$172,470	$164,543	$159,129

Personnel costs, which include salaries, wages and employee benefits, accounted for 60.4% of noninterest expense in 2004 and increased by $6.3 million, or 6.4%, from 2003 and $4.3 million, or 4.6%, from 2002 to 2003. During 2004, we added additional staff to support higher rates of growth and incurred higher costs associated with our variable pay programs. Personnel expenses in 2003 increased due in part to the opening of three new branches during the year.

Excluding personnel costs, noninterest expense increased $1.6 million, or 2.4%, from 2003 to 2004. Other noninterest expense increased by only $112.0 thousand when comparing these two periods. Excluding personnel costs, noninterest expense increased $1.1 million, or 1.7%, in 2003 from 2002. Other noninterest expense declined by $1.2 million when comparing these two periods. The higher level of other noninterest expense in 2002 was primarily related to transition costs associated with our move to a new operations center in 2002.

A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing noninterest expense by tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 60.2% in 2004, 58.6% in 2003 and 57.2% in 2002. Our strategic goal is to move the operating efficiency ratio to 55.0% or below.

Income Taxes.   Income tax expense, which consists of provisions for federal and state income taxes, was $34.1 million for 2004 compared to $32.1 million in 2003 and $30.8 million in 2002. Our effective tax rate was 34.7% in 2004, 34.5% in 2003 and 33.3% in 2002. Our effective tax rate increased in 2004 primarily as a result of higher state income taxes, including a provision for expense associated with the expected settlement of open audit issues with the Wisconsin Department of Revenue. Our effective tax rate increased in 2003 primarily as a result of a branch sale that occurred during the second quarter of 2003.

Financial Condition

Loan and Lease Portfolio.   We maintain a diversified loan and lease portfolio consisting of commercial, commercial real estate, agricultural, residential real estate, consumer and tax-exempt loans and leases. The following table summarizes the components of our gross loan and lease portfolio:

	At December 31,

	2004		2003		2002		2001		2000

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Commercial and other	$1,001,508	22.1%	$900,395	22.7%	$872,597	23.7%	$883,099	25.2%	$717,936	24.6%
Commercial real estate	1,432,738	31.5	1,230,752	31.0	1,052,194	28.6	957,318	27.3	733,746	25.1
Construction	145,071	3.2	99,213	2.5	76,460	2.1	83,388	2.4	68,296	2.3
Agricultural	496,019	10.9	449,765	11.4	436,364	11.9	417,069	11.9	416,660	14.3
Residential real estate	910,352	20.0	780,351	19.7	768,068	20.9	708,334	20.2	578,876	19.8
Construction	30,139	0.7	23,041	0.6	23,546	0.6	19,300	0.6	18,051	0.6
Consumer	362,620	8.0	337,449	8.5	331,975	9.0	333,023	9.6	298,954	10.4
Tax-exempt	163,546	3.6	143,049	3.6	118,465	3.2	97,308	2.8	83,082	2.9

Total loans and leases	$4,541,993	100.0%	$3,964,015	100.0%	$3,679,669	100.0%	$3,498,839	100.0%	$2,915,601	100.0%

At December 31, 2004, our loan and lease portfolio of $4.5 billion was comprised of 60.4% commercial credit, 28.7% consumer credit and 10.9% agricultural credit. The loan and lease portfolio increased $578.0 million, or 14.6%, in 2004 and $284.3 million, or 7.7%, in 2003.

Our commercial portfolio is primarily secured with collateral consisting of inventory, receivables and equipment. We utilize standard advance rates in determining amounts that can be advanced for each collateral type. Advances secured by inventory and receivables are normally short-term floating rate advances. Equipment loans typically amortize over five years. The commercial portfolio increased by $101.1 million, or 11.2%, to $1.0 billion as of December 31, 2004 following an increase of $27.8 million in 2003 from 2002.

Our commercial real estate portfolio, which includes interim commercial real estate construction loans, consists primarily of loans to business customers who occupy the property or use the property for income production. Commercial real estate loans are generally made for up to 80.0% of appraised value or cost and typically have a term of five years with a 15 to 20 year amortization. We added additional experienced staff in this area over the past couple years, particularly in the Twin Cities market, and as a result the commercial real estate portfolio increased $247.8 million, or 18.6%, in 2004 and $201.3 million, or 17.8%, in 2003.

Our agricultural loans include term loans secured by farmland or equipment and operating loans used for commodity production. Our agricultural customers and agricultural-based communities are diversified across the three states we serve, and we extend credit to 12 different types of commodity producers. Agricultural loans increased to $496.0 million, an increase of $46.3 million, or 10.3%, in 2004 compared to an increase of $13.4 million, or 3.1%, in 2003. For our agricultural customers, 2004 was a fairly average year with respect to crop conditions and prices. Government support programs continue to play an important role in the overall economics of farm production. At December 31, 2004, agricultural loans represented 10.9% of our total loans and leases, down from 11.4% at December 31, 2003.

Residential real estate loans increased $137.1 million, or 17.1%, in 2004 and $11.8 million, or 1.5%, in 2003. The residential real estate portfolio includes home equity loans, first mortgage residential real estate loans, and some construction loans. The construction loans are typically made to builders on homes under construction that have been pre-sold. Home equity loans comprise approximately 83% of our $940.5 million in residential real estate loans as of December 31, 2004. Combined loan to value ratios for home equity loans typically range from 80.0% to 100.0%. Over 75% of the increase in residential real estate loans in 2004 was in home equity loans, and all of the increase in residential real estate loans in 2003 was in home equity loans. Home equity loans increased $114.8 million, or 17.3%, in 2004 and $58.3 million, or 9.6%, in 2003. First mortgage residential real estate loans declined during each of the last two years, as most newly originated first mortgage residential real estate loans are sold into the secondary market.

Our consumer loan portfolio increased by $25.2 million, or 7.5%, in 2004, and $5.2 million, or 1.6%, in 2003. As of December 31, 2004, approximately $155.9 million, or 43.0%, of the consumer portfolio consisted of indirect auto loans, generally to borrowers within our market area. The remainder of the portfolio consisted of direct consumer loans, with credit card loans making up only about 1.8% of the total consumer portfolio.

Tax-exempt loans and leases, which are made to qualifying organizations located within our primary trade area, increased by $20.5 million, or 14.3%, in 2004 and $24.6 million, or 20.8%, in 2003.

The following table summarizes the amount and maturity of the loan and lease portfolio as of December 31, 2004:

	At December 31, 2004, Maturing in

	One Year or Less	One to Five Years	Over Five Years	Total

	(in thousands)
Commercial and other	$569,679	$397,991	$33,838	$1,001,508
Commercial real estate	256,068	897,707	278,963	1,432,738
Construction	58,153	46,896	40,022	145,071
Agricultural	227,385	204,030	64,604	496,019
Residential real estate	47,507	717,634	145,211	910,352
Construction	26,384	3,381	374	30,139
Consumer	150,383	199,513	12,724	362,620
Tax-exempt	22,890	32,350	108,306	163,546

Total loans and leases	$1,358,449	$2,499,502	$684,042	$4,541,993

Loans and leases maturing after one year
Fixed interest rate		$1,055,936	$285,496	$1,341,432
Variable interest rate		1,443,566	398,546	1,842,112

Total		$2,499,502	$684,042	$3,183,544

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

The following table presents comparative data for nonperforming assets:

	At December 31,

	2004	2003	2002	2001	2000

	(dollars in thousands)
Nonaccrual loans and leases	$9,933	$20,058	$28,782	$20,307	$13,941
Restructured loans and leases	210	280	323	499	50

Total nonperforming loans and leases	10,143	20,338	29,105	20,806	13,991
Other real estate owned (OREO)	1,229	3,598	2,805	1,616	3,658

Total nonperforming assets	$11,372	$23,936	$31,910	$22,422	$17,649

Accruing loans and leases 90 days or more past due	$5,160	$3,284	$3,407	$2,995	$3,590

Nonperforming loans and leases to total loans and leases	0.22%	0.51%	0.79%	0.60%	0.48%
Nonperforming assets to total loans, leases and OREO	0.25	0.60	0.87	0.64	0.61
Nonperforming assets and accruing loans and leases 90 days or more past due to total loans, leases and OREO	0.36	0.69	0.96	0.73	0.73

Nonperforming assets were $11.4 million at December 31, 2004, compared to $23.9 million at the end of 2003 and $31.9 million at the end of 2002. Correspondingly, nonperforming assets as a percentage of total loans, leases, and other real estate owned decreased to 0.25% at December 31, 2004, compared to 0.60% in 2003 and 0.87% in 2002. Nonperforming loans and leases, including nonaccrual and restructured loans and leases, totaled $10.1 million, or 0.22% of total loans and leases, at December 31, 2004, versus $20.3 million, or 0.51% of total loans and leases, at December 31, 2003, and $29.1 million, or 0.79% of total loans and leases, at December 31, 2002. The $10.2 million decrease in nonperforming loans and leases between December 31, 2003 and December 31, 2004 as well as the $8.8 million decrease in nonperforming loans and leases between December 31, 2002 and December 31, 2003 were due to an improving economy and a decline in the level of nonperforming commercial credits originated in our finance company subsidiary, which were largely responsible for the increase in nonperforming assets during 2002.

Other real estate owned (“OREO”) decreased to $1.2 million at December 31, 2004, compared to $3.6 million at December 31, 2003 and $2.8 million at December 31, 2002. The increase in OREO in 2003 was primarily due to the addition of one commercial real estate property with a carrying value of $1.4 million. We sold approximately $13.0 thousand of OREO properties during January 2005.

Reserve for Credit Losses.   We maintain a reserve for credit losses to absorb losses inherent in the loan and lease portfolio. The reserve for credit losses consists of two components, a reserve for loan losses and a reserve for unfunded credit commitments. The reserve is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio and on unused commitments to provide financing. The reserve is increased by the provision for credit losses, which is charged against current period operating results, and decreased by the amount of charge-offs, net of recoveries. Our methodology for assessing the appropriateness of the reserve consists of several key elements, which include the formula reserve, specific reserves, and the unallocated reserve.

The formula reserve is calculated by applying loss factors to our outstanding loans and certain unused commitments. Loss factors for each loan type are based on our historical loss experience through the course of the business cycle and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Specific reserves are established in cases where management has identified significant conditions or circumstances related to a particular credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula reserve.

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

The reserve for credit losses was $61.5 million, or 1.35% of total loans and leases, at December 31, 2004, compared to $58.9 million, or 1.49% of loans and leases, at December 31, 2003, and $58.8 million, or 1.60% of loans and leases, at December 31, 2002. Activity in the reserve for credit losses for the past five years is shown in the following table:

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(dollars in thousands)
Beginning of period	$58,906	$58,799	$53,716	$45,895	$41,895
Charge-offs:
Commercial and other	3,258	4,645	9,368	6,316	3,273
Commercial real estate	167	7,728	2,510	174	287
Construction	—	—	—	—	24
Agricultural	25	114	330	377	518
Residential real estate	962	855	301	422	320
Consumer	2,189	2,291	2,662	2,563	1,481

Total charge-offs	6,601	15,633	15,171	9,852	5,903

Recoveries:
Commercial and other	275	194	874	555	320
Commercial real estate	1,161	36	105	100	226
Construction	—	—	6	—	5
Agricultural	99	84	399	384	165
Residential real estate	149	57	70	35	64
Consumer	459	564	639	545	491

Total recoveries	2,143	935	2,093	1,619	1,271

Net charge-offs	4,458	14,698	13,078	8,233	4,632
Provision for credit losses	7,042	14,805	18,161	12,054	8,338
Reserve related to acquired assets	—	—	—	4,000	294

End of period	$61,490	$58,906	$58,799	$53,716	$45,895

Components:
Reserve for loan losses	$57,965	$58,906	$58,799	$53,716	$45,895
Reserve for unfunded credit commitments (1)	3,525	—	—	—	—

Reserve for credit losses	$61,490	$58,906	$58,799	$53,716	$45,895

Average loans and leases	$4,213,097	$3,802,654	$3,540,323	$3,210,537	$2,749,662
Annualized net charge-offs to average loans and leases	0.11%	0.39%	0.37%	0.26%	0.17%

Reserve for loan losses as a percentage of:
Period-end loans and leases	1.28%	1.49%	1.60%	1.54%	1.57%
Nonperforming loans and leases	571.51	289.63	202.02	258.17	328.03
Nonperforming assets	509.73	246.09	184.27	239.57	260.04
Reserve for credit losses as a percentage of:
Period-end loans and leases	1.35%	1.49%	1.60%	1.54%	1.57%
Nonperforming loans and leases	606.27	289.63	202.02	258.17	328.03
Nonperforming assets	540.72	246.09	184.27	239.57	260.04

(1)       Effective December 31, 2004, we reclassified the portion of the reserve for loan losses related to unfunded loan commitments and letters of credit in the amount of $3.5 million to other liabilities.

Net charge-offs were $4.5 million in 2004, $14.7 million in 2003, and $13.1 million in 2002. Expressed as a percentage of average loans and leases, net charge-offs decreased significantly to 0.11% in 2004 from 0.39% in 2003 and 0.37% in 2002. Charge-offs of commercial loans decreased to $3.3 million in 2004 from $4.6 million in 2003. Charge-offs of commercial real estate loans decreased to $167.0 thousand in 2004 from $7.7 million in 2003. We recovered $1.2 million related to two commercial real estate credits in 2004. These credits were originated in our finance company subsidiary. The higher levels of charge-offs in 2003 and 2002 were largely the result of credits originated in our finance company subsidiary, which is no longer making loans. The provision for credit losses was $7.0 million in 2004, $14.8 million in 2003, and $18.2 million in 2002.

The reserve for credit losses to nonperforming loans and leases increased to 606.27% at December 31, 2004 from 289.63% at December 31, 2003 and 202.02% at December 31, 2002. The ratio of classified loans and leases, which include those loans and leases with an internal loan review rating of substandard, doubtful or loss, to total loans and leases was 2.3% at December 31, 2004 compared to 2.9% at December 31, 2003 and 3.6% at December 31, 2002.

Management has allocated the reserve to sectors based on relative risk characteristics of the loan and lease portfolio. Commercial allocations are based on a quarterly review of individual loans outstanding and commitments to extend credit and letters of credit. Consumer allocations are based on an analysis of product mix, credit scoring and risk composition of the portfolio, fraud loss and bankruptcy experiences, historical and expected delinquency, and charge-off statistics for each homogenous category or group of loans.

The following table shows the allocation of the reserve for credit losses to sectors for each of the last five years:

	At December 31,

	2004		2003		2002		2001		2000

	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases

Commercial and other	$17,310	22.1%	$18,052	22.7%	$22,400	23.7%	$18,800	25.2%	$12,800	24.6%
Commercial real estate	19,178	34.7	17,720	33.5	14,200	30.7	13,900	29.7	9,900	27.4
Agricultural	8,807	10.9	8,304	11.4	8,400	11.9	8,700	11.9	9,300	14.3
Residential real estate	4,816	20.7	4,639	20.3	4,400	21.5	3,600	20.8	1,900	20.4
Consumer	2,888	8.0	2,981	8.5	2,800	9.0	2,800	9.6	2,500	10.4
Tax-exempt	2,276	3.6	1,440	3.6	1,200	3.2	100	2.8	100	2.9
Unallocated	6,215	—	5,770	—	5,399	—	5,816	—	9,395	—

Total reserve	$61,490	100.0%	$58,906	100.0%	$58,799	100.0%	$53,716	100.0%	$45,895	100.0%

At December 31, 2004, the commercial portfolio included $14.4 million of exposure to major U.S. airlines in the form of airplane leases, and $2.9 million of the commercial and other reserve allocation at that date is related to these airline leases. Approximately $6.2 million, or 10.1%, of the reserve for loan and lease losses is not allocated to specific credits at December 31, 2004, compared to $5.8 million, or 9.8%, at December 31, 2003, and $5.4 million, or 9.2%, at December 31, 2002.

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

The securities portfolio decreased by $121.0 million, or 9.2%, to $1.2 billion at December 31, 2004 from $1.3 billion at December 31, 2003 and $1.1 billion at December 31, 2002. We sold $124.6 million of securities during 2004, resulting in a $2.1 million gain on sale of securities. An additional $332.5 million of securities matured during 2004. We used the proceeds from sales and maturities to purchase $349.3 million in securities in 2004. Proceeds not used for that purpose were used to fund loan growth.

The following table presents the amortized cost and fair value of securities held on December 31, 2004:

	At December 31, 2004

	Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Securities available-for-sale:
U. S. Treasury securities	$1,309	$—	$2	$1,307
U. S. government agency obligations	129,732	231	523	129,440
Obligations of state and political subdivisions	2,035	191	—	2,226
Mortgage-backed securities	812,312	1,953	7,259	807,006
Equity securities	53,664	—	—	53,664
Other	4,255	2	—	4,257

Total securities available-for-sale	$1,003,307	$2,377	$7,784	$997,900

Securities held-to-maturity:
U. S. government agency obligations	$1,000	$—	$—	$1,000
Obligations of state and political subdivisions	194,546	7,623	402	201,767

Total securities held-to-maturity	$195,546	$7,623	$402	$202,767

The following table presents the maturity of securities held at December 31, 2004 and the weighted average rates by range of maturity. The table includes projected payments on mortgage-backed securities. Certain equity securities, which include Federal Home Loan Bank stock and Federal Reserve Bank stock, do not have a stated face rate or maturity. Equity securities are presented in this table based on estimated rates at December 31, 2004:

	At December 31, 2004

	Amortized Cost

	Within 1 Year		1–5 Years		5–10 Years		After 10 Years		Totals

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	( dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$71,543	2.25%	$60,498	3.25%	$—	—%	$—	—%	$132,041	2.71%
Obligations of states and political subdivisions (1)	5,135	7.68	34,477	7.18	60,029	7.44	96,940	6.66	196,581	7.08
Mortgage-backed securities	142,543	3.53	426,976	3.38	172,817	3.50	69,976	3.52	812,312	3.44
Equity securities	—	—	—	—	—	—	—	—	53,664	3.70
Other securities	4,255	4.26	—	—	—	—	—	—	4,255	4.26

Total Investment Securities	$223,476	3.23%	$521,951	3.61%	$232,846	4.52%	$166,916	5.35%	$1,198,853	3.97%

(1)	Yields are presented on a tax-equivalent basis to reflect the tax-exempt nature of these securities. The incremental federal statutory rate applied is 35%.

The average maturity of the portfolio was 56 months at December 31, 2004, with an average tax-equivalent yield to maturity on the portfolio of 3.97%, unrealized gains of $10.0 million and unrealized losses of $8.2 million. This compares to an average maturity of 48 months at December 31, 2003 and an average tax-equivalent yield to maturity of 3.75%, unrealized gains of $15.0 million, and unrealized losses of $4.7 thousand. At December 31, 2004, the market value of our securities was $1.2 billion, or $1.8 million over their amortized cost. This compares to a market value of $1.3 billion, or $10.3 million over amortized cost, at December 31, 2003.

Total Deposits.   Deposits increased by $159.1 million, or 3.9%, in 2004, and $300.6 million, or 8.0%, in 2003. Noninterest bearing deposits increased by $42.5 million, or 5.4%, in 2004, and $59.2 million, or 8.2%, in 2003. Savings, NOW, and money market accounts increased $8.8 million, or 0.4%, in 2004, and $491.0 million, or 29.3%, in 2003. The slowed growth in our savings, NOW, and money market accounts in 2004 was largely the result of competitive pressure in deposit markets and a deposit pricing strategy that was less aggressive than the pricing strategy used in 2003 to achieve higher growth rates.

Savings certificate balances increased by $107.8 million, or 9.8%, in 2004, reversing almost half of the decrease of $249.5 million, or 18.5%, in 2003. Savings certificates became a more attractive product to consumers in 2004 as interest rates began to rise. The decline in 2003 was due to the low level of interest rates which made this product area less attractive to consumers. At December 31, 2004, savings certificates included $66.3 million of deposits acquired through brokers, while at December 31, 2003 and 2002, savings certificates included $10.0 million of deposits acquired through brokers. The Company expects to increase its usage of brokered deposits in 2005.

The following table sets forth the distribution of our deposits by type:

	At December 31,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Noninterest bearing deposits	$825,755	19.6%	$783,260	19.3%	$724,102	19.3%
Savings and NOW accounts	514,318	12.2	488,457	12.1	460,454	12.3
Money market and other interest bearing checking	1,661,612	39.5	1,678,678	41.4	1,215,674	32.4
Time certificates of deposit:
Less than $100,000	885,946	21.0	890,304	22.0	1,096,297	29.2
$100,000 or more	322,465	7.7	210,277	5.2	253,802	6.8

Total deposits	$4,210,096	100.0%	$4,050,976	100.0%	$3,750,329	100.0%

Included in interest bearing deposits at December 31, 2004 were $322.5 million of time deposits that had balances of $100,000 or more. Maturities of these time deposits are summarized as follows:

At December 31, 2004

(in thousands)
Three months or less	$54,419
Over three months to six months	42,510
Over six months to 12 months	98,168
Over 12 months	127,368

Total	$322,465

Short-Term Borrowings.   Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less, and advances under an unsecured revolving credit facility. Short-term borrowings increased 54.6% to $988.5 million at December 31, 2004 from $639.4 million at December 31, 2003 and from $511.5 million at December 31, 2002. Repurchase agreements with customers, which constitute 53.1% of short-term borrowings at December 31, 2004, increased to $524.4 million at December 31, 2004 from $446.8 million at December 31, 2003 and $404.0 million at December 31, 2002. At December 31, 2004, 85.4% of the customer repurchase agreements were related to daily checking account sweep mechanisms that are part of our cash management product line. FHL B advances with maturities of one year or less increased to $461.0 million at December 31, 2004 from $118.0 million at December 31, 2003 and $60.0 million at December 31, 2002. The increased use of short-term borrowings as a funding source was the result of our use of short-term borrowings to fund growth in the loan portfolio. The total amount that can be borrowed currently under the unsecured revolving credit facility is $15.0 million. The facility is maintained primarily for contingency purposes. There were no advances outstanding under this short-term revolving credit facility at December 31, 2004, 2003 or 2002.

The following table presents a summary of our short-term borrowings for the periods ended on the dates indicated:

	Federal Funds and Repurchase Agreements	Federal Home Loan Bank Borrowings	Treasury Tax and Loan Notes

	(dollars in thousands)
Balance at December 31
2004	$524,432	$461,000	$3,025
2003	519,759	118,000	1,599
Weighted average interest rate at December 31
2004	1.52%	2.34%	1.72%
2003	1.16	1.09	0.69
Maximum amount outstanding at any month end
2004	$556,619	$461,000	$3,082
2003	519,759	239,023	2,861
Average amount outstanding during the year
2004	$474,294	$322,708	$1,610
2003	430,374	142,300	934
Weighted average interest rate during the year
2004	1.28%	1.53%	1.10%
2003	1.26	1.19	0.88

Long-Term Debt.   Long-term debt, which includes senior notes, junior subordinated deferrable interest debentures, FHLB advances with original maturities of greater than one year, and installment promissory notes, decreased $79.5 million, or 17.3%, in 2004, and $36.4 million, or 7.3%, in 2003. The following table summarizes long-term debt for the last three years:

	At December 31,

	2004	2003	2002

	(in thousands)
Senior notes	$19,000	$65,000	$65,000
Junior subordinated deferrable interest debentures	78,867	78,867	78,867
Federal Home Loan Bank borrowings	281,775	314,809	350,773
Installment promissory notes	1,058	1,482	1,905

Total	$380,700	$460,158	$496,545

We issued the senior notes in November 1999. The proceeds were used in connection with acquisitions. The installment promissory note obligations were also incurred in connection with acquisitions. We paid off $46.0 million of the senior debt in November 2004.

The junior subordinated deferrable interest debentures were issued in 2001 in connection with the issuance by the Company of $76.5 million of mandatorily redeemable preferred securities in two separate transactions. In February 2001, the Company issued $16.5 million of 10.2% Capital Securities through Bremer Statutory Trust I (“BST”), and in May 2001, the Company issued $60.0 million of 9.0% Cumulative Capital Securities through Bremer Capital Trust I (“BCT”). The proceeds of both of these offerings, combined with the $2.4 million in proceeds from the sale by BST and BCT to the parent of their common securities, were invested by BST and BCT in Junior Subordinated Deferrable Interest Debentures (“debentures”) of the parent company. The debentures mature not earlier than July 15, 2006 and not later than July 15, 2031. At December 31, 2004, the $76.5 million in Capital Securities qualified as Tier I capital under guidelines of the Federal Reserve.

Equity of Shareholders and Redeemable Class A Common Stock.   Shareholders’ equity and redeemable class A common stock was $504.2 million at December 31, 2004 compared to $467.4 million at December 31, 2003 and $434.1 million at December 31, 2002. Book value per share increased to $42.02 at December 31, 2004 from $38.95 at December 31, 2003 and $36.17 at December 31, 2002. Dividends paid per share increased to $1.90 in 2004 from $1.80 in 2003 and $1.65 in 2002. The dividends paid in 2004 of $22.8 million represented 4.9% of the equity of shareholders at December 31, 2003 and 35.5% of 2004 net income.

Capital Management.   The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board’s implementation of FDICIA defines “well-capitalized” institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. We have maintained our capital at the “well-capitalized” level in each of these categories in the past and expect to do so in the future. The capital ratios of our subsidiary banks in each of these categories met or exceeded the “well-capitalized” ratios as of December 31, 2004.

The following table compares the consolidated capital ratios with the minimum requirements for well capitalized and adequately capitalized banks:

	At December 31, 2004

		Minimum Requirements

Capital Category	Actual	Well Capitalized	Adequately Capitalized

Tier I capital to risk-weighted assets	10.13%	6.00%	4.00%
Total capital to risk-weighted assets	11.38	10.00	8.00
Tier I capital to average tangible assets	8.21	5.00	4.00

Payment of dividends to us by the subsidiary banks is subject to various limitations by bank regulators, which includes maintenance of certain minimum capital ratios.

Risk Management

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

Our primary source of funding is through the acquisition and retention of funds in the local markets we serve. This in-market funding provides a historically stable source of funding. The combination of in-market funding and capital funded 85% of average total assets during 2004. While we prefer to fund the balance sheet with in-market funding sources, another source of liquidity is our ready access to regional and national wholesale funding markets, including Federal Home Loan Bank (“FHLB”) advances, brokered deposits, and federal funds purchased. As of December 31, 2004, we had short term and long term borrowings from the FHLB in the amount of $742.8 million. In order to secure those borrowings, we had pledged $1.9 billion in loan assets to the FHLB. In addition to the amounts borrowed as of December 31, 2004, we had the capacity to borrow an additional $193.7 million from the FHLB without the need to provide additional collateral. In the brokered deposit market, we maintain relationships with six major securities dealers that function as intermediaries between investors and banks in the national market for FDIC insured time savings certificates. Our deposit balances at December 31, 2004, include $66.3 million acquired through these broker sources and we have the capacity to add significant additional funding from these sources as needed. As our loan growth exceeded our local market deposit growth in 2004, our use of wholesale funding markets increased. Our liquidity management plans for 2005 include the development of new deposit products and programs which are expected to increase local market deposit growth, and the securitization of certain home equity loan assets. As of December 31, 2004, we also had available $15.0 million of borrowing capacity under an unsecured credit facility. As of December 31, 2004, there were no advances outstanding under this facility. This credit facility is used primarily for contingency purposes.

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

In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows to be generated. In each case, the cash flows are discounted by a market interest rate chosen to reflect as closely as possible the characteristics of the given asset or liability as obtained from independent broker quotations and other public sources. The impact on valuations is then calculated for a 200 basis point rate shock. The rate shock is an instantaneous change in market rates across the yield curve. Significant assumptions required in the use of the valuation model include estimates regarding prepayment activity and the behavior of non-maturity deposits in various interest rate environments. The model does not reflect actions that ALCO could initiate in response to a change in interest rates. The valuation model indicates that the value of assets would decline approximately 2.7% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity impact from this 200 basis point increase in rates would be a decline of approximately 6.1%, which is within our maximum risk limit of 20.0% for this risk measure.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto:

	At December 31, 2004

	Amount Repricing or Maturing

	Within 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total

	(dollars in thousands)
Interest earning assets (1)
Loans and leases	$2,566,807	$603,813	$1,188,607	$182,766	$4,541,993
Securities	162,646	354,056	454,625	222,119	1,193,446
Other earning assets	34,606	—	—	—	34,606

Total interest earning assets	$2,764,059	$957,869	$1,643,232	$404,885	$5,770,045

Interest bearing liabilities
Interest bearing deposits (2)	$1,500,768	$653,549	$1,229,506	$518	$3,384,341
Short-term borrowings (3)	937,748	37,016	13,693	—	988,457
Long-term debt	11,000	47,648	198,185	123,867	380,700

Total interest bearing liabilities	$2,449,516	$738,213	$1,441,384	$124,385	$4,753,498

Rate sensitive gap	$314,543	$219,656	$201,848	$280,500	$1,016,547

Cumulative rate sensitive gap	$314,543	$534,199	$736,047	$1,016,547

Rate sensitive gap % to total assets	5.1%	3.6%	3.3%	4.6%	16.6%
Cumulative rate sensitive gap % to total assets	5.1%	8.7%	12.0%	16.6%	—

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
(2)       Includes non-maturity savings and NOW accounts positioned to run off evenly over 60 months and money market savings accounts, most of which are positioned to reprice within three months.
(3)       Adjustable and floating rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due.

The repricing gaps are within our risk tolerances, which limit the maximum 90-day and one-year gaps to 15.0% of total assets.

We also use simulation modeling of future net interest income and net income as a risk management tool. Simulation modeling results indicate that net income would decrease by approximately 0.9% over the next year with a 300 basis point increase in the level of rates. Modeling results indicate that net income would decrease by approximately 1.3% over the next year with a 50 basis point decrease in the level of rates and by approximately 10.7% over the next year with a 300 basis point decrease in rates. Our current policy requires that the projected change in net income over the next 12 months from a 300 basis point movement in rates not exceed 8%. Because of the low likelihood of a 300 basis point decline in rates from their current low levels, we are comfortable operating outside the normal policy boundaries on a temporary basis in the existing market conditions.

Other Market Risk.   Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities.

Bank Secrecy Act Compliance Risk.   An organization-wide formal Bank Secrecy Act/Anti-money Laundering program has been adopted that is managed by a centralized risk management unit that provides services on behalf of our banks. The unit provides training for bank personnel, centralized monitoring of high risk accounts with automated assistance, review of required filings, independent testing of transactions, and follow-up of findings from regulatory examinations or internal audits. Internal audit conducts a regular review of this function. The centralized function provides a quarterly status report to the audit committee.

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

Effects of the Economic Environment

During the past year, the economy has improved, leading to a significant reduction in the level of classified and nonperforming assets. The economic recovery has been aided by historically low interest rates. We expect that increasing interest rates will begin to place additional pressures on the cash flow of borrowers and that the level of classified and nonperforming assets are likely to increase from their current low levels as a result.

Off-Balance Sheet Commitments, Contingencies, and Contractual Obligations

We utilize various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent our contractual obligations to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations:

	At December 31,

	2004	2003

	(in thousands)
Standby letters of credit	$52,772	$54,795
Commercial letters of credit	47,772	43,689
Loan commitments	1,386,761	1,093,759

Standby letters of credit represent a conditional commitment to satisfy an obligation to a third party, generally to support public and private borrowing arrangements, on behalf of the customer. Commercial letters of credit facilitate trade or commerce. Under the terms of a commercial letter of credit, as a general rule, drafts will be drawn when the underlying transaction is consummated as intended. Loan commitments represent contractual agreements to provide funding to customers over a specified time period as long as there is no violation of any condition of the contract. These loans generally will take the form of operating lines.

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

We enter into contractual obligations in the ordinary course of business, including long-term debt issuance for the funding of operations and leases for premises and equipment. The following table summarizes our significant contractual obligations at December 31, 2004:

	Contractual Payments by Period

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Long-term debt	$58,648	$123,455	$74,730	$123,867	$380,700
Operating leases	3,598	5,158	2,116	1,859	12,731
Purchase obligations (1)	4,800	9,600	2,000	—	16,400

Total Contractual Obligations	$67,046	$138,213	$78,846	$125,726	$409,831

(1) Represents agreements to purchase item processing and data processing services.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the information regarding disclosures about market risk under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 28 through 32 and in “Risk Factors” attached as Exhibit 99.1.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(in thousands except share data)

	2004	2003

Assets
Cash and due from banks	$203,930	$195,165
Investment securities available-for-sale (cost: 12/31/04 — $1,003,307; 12/31/03 — $1,133,958)	997,900	1,135,928
Investment securities held-to-maturity (fair value: 12/31/04 — $202,767; 12/31/03 — $186,890)	195,546	178,512
Loans and leases	4,541,993	3,964,015
Reserve for loan losses	(57,965)	(58,906)

Net loans and leases	4,484,028	3,905,109
Interest receivable	36,901	33,540
Premises and equipment, net	83,914	85,970
Other intangibles	15,391	18,274
Other assets	39,683	36,985
Goodwill	84,226	84,226

Total assets	$6,141,519	$5,673,709

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$825,755	$783,260
Interest bearing deposits	3,384,341	3,267,716

Total deposits	4,210,096	4,050,976
Federal funds purchased and repurchase agreements	524,432	519,759
Other short-term borrowings	464,025	119,599
Long-term debt	380,700	460,158
Accrued expenses and other liabilities	57,925	55,640

Total liabilities	5,637,178	5,206,132
Minority interests	150	150
Redeemable class A common stock, 960,000 shares issued and outstanding	40,335	37,394
Shareholders’ equity
Common stock
Class A, no par, 12,000,000 shares authorized; 240,000 shares issued and outstanding	57	57
Class B, no par, 10,800,000 shares authorized, issued and outstanding	2,562	2,562
Retained earnings	464,398	426,331
Accumulated other comprehensive income	(3,161)	1,083

Total shareholders’ equity	463,856	430,033

Total liabilities and shareholders’ equity	$6,141,519	$5,673,709

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002
(in thousands, except per share amounts)

	2004	2003	2002

Interest income
Loans and leases, including fees	$243,454	$230,089	$244,913
Securities	43,206	44,050	53,652
Federal funds sold	146	128	244
Other	89	114	151

Total interest income	286,895	274,381	298,960
Interest expense
Deposits	51,204	51,564	68,582
Federal funds purchased and repurchase agreements	6,047	5,425	5,577
Other short-term borrowings	4,995	1,777	1,010
Long-term debt	26,593	29,845	28,732

Total interest expense	88,839	88,611	103,901

Net interest income	198,056	185,770	195,059
Provision for credit losses	7,042	14,805	18,161

Net interest income after provision for credit losses	191,014	170,965	176,898
Noninterest income
Service charges	31,337	29,966	28,908
Insurance	10,946	9,346	10,195
Investment management and trust fees	11,031	9,933	9,418
Brokerage	6,245	5,559	5,150
Gain on sale of loans	10,510	19,302	12,640
Gain on sale of securities	2,072	5,856	2,244
Other	7,579	6,818	6,088

Total noninterest income	79,720	86,780	74,643
Noninterest expense
Salaries and wages	81,651	76,247	72,740
Employee benefits	22,501	21,603	20,801
Occupancy	12,014	11,210	10,525
Furniture and equipment	10,406	10,651	9,602
Data processing fees	10,959	10,413	9,012
FDIC premiums and examination fees	1,830	1,753	1,743
Amortization of intangibles	2,739	2,866	2,986
Other	30,370	29,800	31,720

Total noninterest expense	172,470	164,543	159,129

Income before income tax expense	98,264	93,202	92,412
Income tax expense	34,087	32,110	30,763

Net income	$64,177	$61,092	$61,649

Per common share amounts:
Net income-basic and diluted	$5.35	$5.09	$5.14
Dividends paid	1.90	1.80	1.65
See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)
Years Ended December 31, 2004, 2003 and 2002

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Retained Earnings	Total

	Class A	Class B

Balance, December 31, 2001	$57	$2,562	$4,603		$351,497	$358,719
Comprehensive income
Net income				$61,649	61,649	61,649
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding gains arising during the period, net of tax of $6,300			9,442	9,442
Less: Reclassified adjustment for gains included in income, net of tax of $897			(1,347)	(1,347)
Minimum pension liability, net of tax of $3,840			(5,760)	(5,760)

Other comprehensive income			2,335	2,335		2,335

Comprehensive income				63,984

Dividends, $1.65 per share					(19,800)	(19,800)
Allocation of net income and other comprehensive income in excess of dividends to redeemable class A common stock			(187)		(3,348)	(3,535)

Balance, December 31, 2002	57	2,562	6,751		389,998	399,368
Comprehensive income
Net income				61,092	61,092	61,092
Other comprehensive income, net of tax:
Net unrealized losses on securities:
Unrealized holding losses arising during the period, net of tax of $5,603			(8,407)	(8,407)
Less: Reclassified adjustment for gains included in income, net of tax of $2,342			(3,514)	(3,514)
Minimum pension liability, net of tax of $3,840			5,760	5,760

Other comprehensive income (loss)			(6,161)	(6,161)		(6,161)

Comprehensive income				54,931

Dividends, $1.80 per share					(21,600)	(21,600)
Allocation of net income and other comprehensive income in excess of dividends to redeemable class A common stock			493		(3,159)	(2,666)

Balance, December 31, 2003	57	2,562	1,083		426,331	430,033
Comprehensive income
Net income				64,177	64,177	64,177
Other comprehensive income, net of tax:
Net unrealized losses on securities:
Unrealized holding losses arising during the period, net of tax of $2,121			(3,184)	(3,184)
Less: Reclassified adjustment for gains included in income, net of tax of $829			(1,243)	(1,243)
Minimum pension liability, net of tax of $124			(185)	(185)

Other comprehensive income (loss)			(4,612)	(4,612)		(4,612)

Comprehensive income				$59,565

Dividends, $1.90 per share					(22,800)	(22,800)
Allocation of net income and other comprehensive income in excess of dividends to redeemable class A common stock			368		(3,310)	(2,942)

Balance, December 31, 2004	$57	$2,562	$(3,161)		$464,398	$463,856

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002

Cash flows from operating activities
Net income	$64,177	$61,092	$61,649
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	7,042	14,805	18,161
Depreciation and amortization	17,329	18,038	14,182
Deferred income taxes	484	1,248	754
Gain on sale of securities	(2,072)	(5,856)	(2,244)
Other assets and liabilities, net	(5,870)	(5,457)	(7,232)
Gain on sale of loans	(10,510)	(19,302)	(12,640)
Proceeds from loans originated for sale	383,282	770,175	555,440
Loans originated for sale	(370,978)	(744,595)	(537,700)

Net cash provided by operating activities	82,884	90,148	90,370
Cash flows from investing activities
Purchases of available-for-sale investment securities	(314,407)	(808,430)	(517,302)
Purchases of held-to-maturity securities	(34,932)	(31,957)	(13,416)
Proceeds from maturities of available-for-sale investment securities	314,426	391,432	372,779
Proceeds from maturities of held-to-maturity securities	18,042	16,936	31,060
Proceeds from sales of available-for-sale investment securities	126,704	223,584	214,122
Proceeds from sales of other real estate owned	4,525	3,836	1,010
Loans and leases, net	(587,755)	(305,322)	(199,008)
Purchase of premises and equipment	(6,683)	(12,504)	(24,646)

Net cash used in investing activities	(480,080)	(522,425)	(135,401)
Cash flows from financing activities
Noninterest bearing deposits, net	42,495	59,158	67,451
Savings, NOW and money market accounts, net	8,795	491,007	36,653
Certificates of deposits, net	107,830	(249,518)	(159,793)
Federal funds purchased and repurchase agreements, net	4,673	69,789	72,208
Other short-term borrowings, net	344,426	58,093	(9,644)
Proceeds from issuance of long-term debt	—	14,820	116,013
Repayments of long-term debt	(79,458)	(51,207)	(14,258)
Common stock dividends paid	(22,800)	(21,600)	(19,800)

Net cash provided by financing activities	405,961	370,542	88,830

Net increase (decrease) in cash and due from banks	8,765	(61,735)	43,799
Cash and due from banks at beginning of period	195,165	256,900	213,101

Cash and due from banks at end of period	$203,930	$195,165	$256,900

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$87,675	$90,755	$112,077
Cash paid during the year for income taxes	26,199	31,088	28,089
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A:   Accounting Policies

Nature of business — Bremer Financial Corporation (the “Company”) is a regional financial services company headquartered in St. Paul, Minnesota. The Company is the sole shareholder of 10 subsidiary banks (“Subsidiary Banks”) which draw most of their deposits from and make substantially all of their loans within the states of Minnesota, North Dakota, and Wisconsin. The Company has identified each of the Subsidiary Banks as a separate operating segment. These operating segments have been combined for segment information reporting purposes as one reportable segment because the nature and distribution of the products and services, the type of customer, and the regulatory environment are similar. Additionally, the Company provides trust and insurance services to its customers through wholly-owned nonbanking subsidiaries and investment services through a third party relationship.

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

Cash flows — For purposes of this statement, the Company has defined cash equivalents as cash and due from banks. During the years ended December 31, 2004, 2003, and 2002, the Company received real estate valued at $1,733,000, $4,777,000 and $2,645,000 in satisfaction of outstanding loan balances.

Investment securities — Held-to-maturity securities consist of debt securities which the Company has the intent and ability to hold to maturity and are valued at amortized historical cost. Under certain circumstances (including the deterioration of the issuer’s creditworthiness or a change in tax law or statutory or regulatory requirements), securities held-to-maturity may be sold or transferred to another portfolio.

Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. A portion of the unrealized holding gains and losses is allocated to redeemable class A common stock. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

All securities with gross unrealized losses on the consolidated balance sheet are subjected to the Company’s process for identifying other-than-temporary impairments. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be impaired. The initial indicator of impairment is a sustained decline in market price below the amount recorded for the investment. On a case-by-case basis, the Company considers the length of time and the extent to which market value has been less than cost, the cause of the price decline, the extent to which the price decline is due to the general level of interest rates or other issuer specific factors, the issuer’s financial condition and ability to make future payments in a timely manner, and the Company’s investment horizon. The Company does not engage in trading activities.

Loans and leases — Interest income is accrued on loan and lease balances based on the principal amount outstanding. Loans and leases are reviewed regularly by management and placed on nonaccrual status when the collection of interest or principal is unlikely. The accrual of interest on loans and leases is suspended when the credit becomes 90 days or more past due, unless the loan or lease is fully secured and in the process of collection. Thereafter, no interest is recognized as income unless received in cash or until such time the borrower demonstrates the ability to pay interest and principal. Certain net loan and commitment fees are deferred and amortized over the life of the related loan or commitment as an adjustment of yield. Loans held-for-sale in the secondary market are recorded at lower of aggregate cost or market.

Reserve for credit losses — Management determines the adequacy of the reserve based upon a number of factors, including credit loss experience and a continuous review of the loan and lease portfolio. Being an estimate, the reserve is subject to change through evaluation of the loan and lease composition, economic conditions, and the economic prospects of borrowers. The reserve for credit losses has two components, a reserve for loan losses and a reserve for unfunded credit commitments.

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

Premises and equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization computed principally on accelerated methods based on estimated useful lives of the assets, which range from three to 40 years. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income.

Other real estate — Other real estate owned, which is included in other assets, represents properties acquired through foreclosure and other proceedings recorded at the lower of the amount of the loan satisfied or fair value less selling costs. Any write-down to fair value at the time of foreclosure is charged to the reserve for credit losses. Property is appraised periodically to ensure that the recorded amount is supported by the current fair value. Market write-downs, operating expenses and losses on sales are charged to other expenses. Income, including gains on sales, is credited to other income.

Retirement plan accounting — The Company provides pension benefits to substantially all employees based on years of service and employee compensation while employed with the Company and accounts for these plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” SFAS No. 87 requires the Company to make a number of economic and other assumptions that can have a significant impact on amounts recorded in its income statement and statement of financial position. Assumptions regarding long-term discount rates and the expected return on pension plan assets can have the most material impact on financial results and funding requirements.

Income taxes — Bremer Financial Corporation and subsidiaries file a consolidated federal tax return and, in certain states, combined state tax returns. Deferred taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end.

Comprehensive income — Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on available-for-sale securities and the change in the minimum pension liability.

Goodwill and other intangible assets — Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives, are not amortized into net income over an estimated useful life. However, these intangible assets are tested for impairment at least annually. Intangible assets with finite lives continue to be amortized over the period the Company expects to benefit from such assets. See Note G.

Recent accounting pronouncements and issues — In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On December 24, 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46(R)”). FIN No. 46(R) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46(R) were applied on March 31, 2004. The Company applied the provisions by de-consolidating its subsidiary trusts, which issued Company obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”). The junior subordinated deferrable interest debentures of the Company owned by these trusts are reflected in the Statements of Financial Condition as long-term debt. As provided by FIN No. 46(R), the Company has restated its financial statements to reflect the adoption for all periods presented. The Trust Preferred Securities qualify as Tier I capital of the Company for regulatory capital purposes.

On March 31, 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which provides guidance on recognizing other-than-temporary impairments on certain investments. EITF No. 03-1 is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. EITF No. 03-1 requires that investments which have declined in value must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. EITF No. 03-1 also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. EITF No. 03-1 does not suspend the current requirements for other-than-temporary impairments under Staff Accounting Bulletin No. 59. In September 2004, FASB issued Proposed Staff Position EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” which provides further guidance regarding this issue. In September 2004, FASB also issued Proposed Staff Position EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF No. 03-1,” which defers the effective date of certain paragraphs of EITF Issue No. 03-1.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”): “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

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

Note B:   Restrictions on Cash and Due From Banks

The Subsidiary Banks are required to maintain average reserve balances in the form of vault cash or balances maintained either directly with a reserve bank or in a pass-through account, in accordance with the Federal Reserve Bank requirements. The amount of those cash reserve balances was approximately $14,528,000 and $11,065,000 as of December 31, 2004 and 2003.

Note C:   Investment Securities

At December 31, 2004 and 2003, investment securities with an amortized cost of $996,434,000 and $912,848,000 were pledged as collateral to secure public deposits and for other purposes. The amortized cost and estimated fair value by maturity are shown below (contractual maturity or, with mortgage-backed securities, projected principal payments are used):

	At December 31, 2004

	Held-to-Maturity		Available-for-Sale

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Within 1 year	$5,135	$5,162	$218,341	$217,469
1 – 5 years	33,442	34,549	488,509	485,409
5 – 10 years	60,029	63,732	172,817	171,847
After 10 years	96,940	99,324	69,976	69,511
Equity securities	—	—	53,664	53,664

Total investment securities	$195,546	$202,767	$1,003,307	$997,900

The amortized cost and fair value of investment securities available-for-sale as of December 31 consisted of the following:

	2004				2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
U.S. Treasury securities	$1,309	$—	$2	$1,307	$1,310	$4	$—	$1,314
Obligations of U.S. government agencies	129,732	231	523	129,440	151,777	1,150	23	152,904
Obligations of state and political subdivisions	2,035	191	—	2,226	21,114	1,230	—	22,344
Mortgage-backed securities	812,312	1,953	7,259	807,006	906,593	3,822	4,216	906,199
Equity securities	53,664	—	—	53,664	42,150	—	—	42,150
Other	4,255	2	—	4,257	11,014	3	—	11,017

Total securities available- for-sale	$1,003,307	$2,377	$7,784	$997,900	$1,133,958	$6,209	$4,239	$1,135,928

Proceeds from sales of investments securities were $124,632,000, $217,728,000 and $211,878,000 for 2004, 2003 and 2002. Gross gains of $2,122,500, $5,862,400 and $2,244,000 and gross losses of $50,500, $6,400 and $0 were realized on those sales for 2004, 2003 and 2002.

A summary of amortized cost and fair value of investment securities held-to-maturity at December 31 consisted of the following:

	2004				2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Obligations of U.S. government agencies	$1,000	$—	$—	$1,000	$1,000	$56	$—	$1,056
Obligations of state and political subdivisions	194,546	7,623	402	201,767	177,512	8,745	423	185,834

Total securities held-to-maturity	$195,546	$7,623	$402	$202,767	$178,512	$8,801	$423	$186,890

The following table provides the gross unrealized losses and fair value, aggregated by investment category, and the length of time the individual securities have been in a continuous unrealized loss position at December 31:

	2004

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. Treasury securities	$999	$2	$—	$—	$999	$2
Obligations of U.S. government agencies	107,488	523	—	—	107,488	523
Obligations of state and political subdivisions	9,165	81	13,205	321	22,370	402
Mortgage-backed securities	299,885	3,311	283,682	3,948	583,567	7,259

Total	$417,537	$3,917	$296,887	$4,269	$714,424	$8,186

	2003

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Obligations of U.S. government agencies	$6,129	$23	$—	$—	$6,129	$23
Obligations of state and political subdivisions	16,282	401	328	22	16,610	423
Mortgage-backed securities	527,286	4,216	—	—	527,286	4,216

Total	$549,697	$4,640	$328	$22	$550,025	$4,662

The Company believes that the unrealized losses in the investment portfolio are the result of increases in market interest rates and not from the deterioration in the creditworthiness of the issuer. The majority of the investments have contractual terms which do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. U.S. Treasury securities and obligations of U.S. government agencies are direct and indirect obligations of the U.S. government, respectively. Obligations of state and political subdivisions are general obligations of public entities. The contractual cash flows of the mortgage-backed securities are guaranteed by an agency of the U.S. government. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity. The Company does not consider these investments to be other-than-temporarily impaired.

State and political subdivision investments largely involve governmental entities within the Company’s market area.

Note D:   Loans and Leases

The Company is engaged in lending activities with borrowers in a wide variety of industries. Lending is concentrated in the areas in which the Subsidiary Banks are located. A decline in the local economies in these areas could negatively impact the quality of these loans. Loans and leases at December 31 consisted of the following:

	2004	2003

	(in thousands)
Commercial and other	$1,001,508	$900,395
Commercial real estate	1,432,738	1,230,752
Construction	145,071	99,213
Agricultural	496,019	449,765
Residential real estate	910,352	780,351
Construction	30,139	23,041
Consumer	362,620	337,449
Tax-exempt	163,546	143,049

Total loans and leases	$4,541,993	$3,964,015

Impaired loans and leases were $10,143,000 and $20,338,000 at December 31, 2004 and 2003. Impaired loans and leases include nonaccrual and restructured loans and leases. Restructured loans and leases are those for which the terms (principal and/or interest) have been modified as a result of the inability of the borrower to meet the original terms of the loan or lease. The reserve for credit losses included approximately $1,795,000 and $5,067,000 relating to impaired loans and leases at December 31, 2004 and 2003.

Following is a summary of information pertaining to impaired loans and leases. No significant amounts of interest income were recognized during each of the three years ending December 31:

	2004	2003	2002

	(in thousands)
Average investment in impaired loans, net of reserves	$12,302	$22,416	$21,056

Interest income as originally contracted	$887	$1,635	$1,689

Other nonperforming assets, consisting of other real estate owned, amounted to $1,229,000 and $3,598,000 at December 31, 2004 and 2003.

At December 31, 2004 and 2003, loans totaling $1,917,034,000 and $1,818,406,000 had been pledged to secure Federal Home Loan Bank (“FHLB”) advances. Acceptable collateral is defined by the FHLB. The Company currently pledges residential, agricultural, commercial real estate mortgages and certain other eligible business and agricultural loans.

Certain executive officers, directors and their related interests are loan customers of the Company. These loans in the aggregate were less than 5% of shareholders’ equity at December 31, 2004, and 2003.

Note E:   Reserve for Credit Losses

Changes in the reserve for credit losses are as follows:

	For the Year Ended December 31,

	2004	2003	2002

	(in thousands)
Beginning of period	$58,906	$58,799	$53,716
Charge-offs	(6,601)	(15,633)	(15,171)
Recoveries	2,143	935	2,093

Net charge-offs	4,458	(14,698)	(13,078)
Provision for credit losses	7,042	14,805	18,161

End of period	$61,490	$58,906	$58,799

Components:
Reserve for loan losses	$57,965	$58,906	$58,799
Reserve for unfunded credit commitments (1)	3,525	—	—

Reserve for credit losses	$61,490	$58,906	$58,799

(1)       Effective December 31, 2004, the Company reclassified the portion of the reserve for loan losses related to unfunded loan commitments and letters of credit in the amount of $3.5 million to other liabilities

Note F:   Premises, Equipment and Lease Commitments

Premises and equipment at December 31 consisted of the following:

	2004	2003

	(in thousands)
Land	$13,097	$13,309
Buildings and improvements	88,189	87,473
Furniture and equipment	65,631	63,094

Total premises and equipment	166,917	163,876
Less: accumulated depreciation and amortization	83,003	77,906

Premises and equipment, net	$83,914	$85,970

Depreciation and amortization expense was $8,590,000, $8,434,000 and $7,302,000 in 2004, 2003 and 2002, respectively. Depreciation on premises and equipment is calculated on a straight-line basis for book purposes. Buildings are depreciated over an estimated useful life not to exceed 39 years, furniture and equipment is depreciated over periods of between three and 10 years, and leasehold improvements are depreciated over the term of the underlying lease, not to exceed the estimated useful life of the improvements.

Certain branch offices and equipment are leased under non-cancelable operating leases. The Company currently has no leases that meet the definition of a capital lease. All operating leases expire at various dates through the year 2013. However, in the normal course of business, it is expected that the majority of these leases will be renewed or replaced by leases on other properties, as most of the Company’s leases contain renewal options for multi-year periods at determinable rentals. The following summary reflects the future minimum lease payments required under operating leases that, as of December 31, 2004, have remaining non-cancelable lease terms in excess of one year:

Years ending December 31,	Operating Leases

(in thousands)
2005	$3,598
2006	2,746
2007	2,412
2008	1,488
2009	628
Thereafter	1,859

Total minimum lease payments	$12,731

Operating lease rental expense, net of rental income, was $2,982,000, $2,964,000 and $2,917,000 in 2004, 2003 and 2002, respectively.

Note G:   Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles, and other intangibles. The remaining unamortized balances at December 31, 2004 and 2003 were approximately $99,617,000 and $102,500,000. The core deposit and other intangibles have remaining amortization lives of five to seven years. Goodwill is not amortized but is tested regularly for impairment. Impairment testing is based on a determination of value of each reporting unit, using readily available market and earnings data for comparable publicly-traded organizations within the same time period, and comparing that calculation of value to the current book value of the unit. Management has performed its 2004 annual impairment test on its goodwill assets using this approach, and no impairment loss was recorded as a result.

The following table presents relevant information about the Company’s amortized intangible assets:

	As of December 31, 2004			As of December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

	(in thousands)
Core deposit premium	$21,313	$9,595	$11,718	$21,313	$7,226	$14,087
Mortgage servicing rights (1)	4,047	2,467	1,580	4,459	2,599	1,860
Other	4,322	2,229	2,093	4,400	2,073	2,327

Total	$29,682	$14,291	$15,391	$30,172	$11,898	$18,274

(1) Accumulated amortization of mortgage servicing rights includes the related valuation allowance of $511 thousand in 2004 and $1.3 million in 2003.

The Company recorded aggregate intangible amortization expense of $2.7 million for the year ended December 31, 2004. The estimated amortization expense for each of the next five years is approximately $2.3 million.

Goodwill was $84.2 million at December 31, 2004 and 2003. The Company sold two branches that were part of its Marshall, Minnesota bank subsidiary in June 2003. The sale reduced goodwill by approximately $922 thousand, which was the amount of unamortized goodwill assigned to these two branches which were originally acquired by the Company in 1999.

Changes in the carrying amount of the Company’s goodwill were as follows:

Carrying Amount

(in thousands)
Balance as of December 31, 2002	$85,148

Reduction of goodwill related to sale of branches	922

Balance as of December 31, 2003	$84,226

Balance as of December 31, 2004	$84,226

Note H:   Deposits

Information related to deposits by type is provided below:

	At December 31,

	2004	2003

	(in thousands)
Noninterest bearing deposits	$825,755	$783,260
Savings and NOW accounts	514,318	488,457
Money market and other interest bearing checking	1,661,612	1,678,678
Time certificates of deposit:
Less than $100,000	885,946	890,304
$100,000 or more	322,465	210,277

Total deposits	$4,210,096	$4,050,976

Time certificates that had balances of $100,000 or more mature as summarized in the following table:

At December 31, 2004

(in thousands)
2005	$195,097
2006	63,385
2007	35,633
2008	8,832
2009	19,518

Total	$322,465

Note I:   Short-term Borrowings

Short-term borrowings consist of federal funds and repurchase agreements (which generally mature within one to 60 days of the transaction date), treasury tax and loan notes (which generally mature within one to 30 days), FHLB advances (which mature within one year), and advances under an unsecured revolving credit facility agreement. The available credit facility of $15.0 million was unused at December 31, 2004. The credit facility agreement contains covenants, including a requirement to maintain certain minimum levels of capitalization.

Information related to short-term borrowings for the two years ended December 31, 2004 is provided below:

	Federal Funds and Repurchase Agreements	Federal Home Loan Bank Borrowings	Treasury Tax and Loan Notes

	(dollars in thousands)
Balance at December 31
2004	$524,432	$461,000	$3,025
2003	$519,759	$118,000	$1,599
Weighted average interest rate at December 31
2004	1.52%	2.34%	1.72%
2003	1.16%	1.09%	0.69%
Maximum amount outstanding at any month end
2004	$556,619	$461,000	$3,082
2003	$519,759	$239,023	$2,861
Average amount outstanding during the year
2004	$474,294	$322,708	$1,610
2003	$430,374	$142,300	$934
Weighted average interest rate during the year
2004	1.28%	1.53%	1.10%
2003	1.26%	1.19%	0.88%

Note J:   Long-term Debt

Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

	At December 31,

	2004	2003

	(in thousands)
Senior notes	$19,000	$65,000
Junior subordinated deferrable interest debentures	78,867	78,867
Federal Home Loan Bank borrowings	281,775	314,809
Installment promissory notes	1,058	1,482

Total	$380,700	$460,158

The $19 million of senior notes are unsecured, bear interest at a rate of 8.47%, and mature on November 1, 2006. The senior note agreements contain covenants, including a requirement to maintain certain minimum levels of capitalization.

The junior subordinated deferrable interest debentures were issued in 2001 in connection with the issuance by the Company of $76.5 million of mandatorily redeemable preferred securities in two separate transactions. In February 2001, the Company issued $16.5 million of 10.2% Capital Securities through Bremer Statutory Trust I (“BST”), and in May 2001, the Company issued $60.0 million of 9.0% Cumulative Capital Securities through Bremer Capital Trust I (“BCT”). The proceeds of both of these offerings, combined with the $2.4 million in proceeds from the sale by BST and BCT to the parent of their common securities, were invested by BST and BCT in Junior Subordinated Deferrable Interest Debentures (“debentures”) of the parent company. The debentures mature not earlier than July 15, 2006 and not later than July 15, 2031. At December 31, 2004, the $76.5 million in Capital Securities qualified as Tier I capital under guidelines of the Federal Reserve.

The FHLB borrowings bear interest at rates ranging from 1.90% to 6.68%, with maturity dates from 2005 through 2012, and are secured by certain loans.

The installment promissory notes currently bear interest at 7.59% and are payable in semi-annual installments through 2007.

Maturities of outstanding long-term debt were as follows:

At December 31, 2004

(in thousands)
2005	$58,648
2006	64,423
2007	59,032
2008	71,000
2009	3,730
Beyond 2009	123,867

Total	$380,700

At December 31, 2004, $71 million of the FHLB borrowings due in 2008 were subject to call on a quarterly basis prior to maturity at the option of the FHLB.

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

The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 2004 and 2003. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2004 and, therefore, current estimates of fair value may differ from the amounts presented. As of December 31, carrying amounts and estimated fair values were:

	2004		2003

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(in thousands)
Financial assets:
Cash and due from banks	$203,930	$203,930	$195,165	$195,165
Investment securities available-for-sale	997,900	997,900	1,135,928	1,135,928
Investment securities held-to-maturity	195,546	202,767	178,512	186,890
Loans and leases	4,484,028	4,511,961	3,905,109	3,937,722
Financial liabilities:
Demand deposits	$3,001,685	$3,001,685	$2,950,395	$2,950,395
Time deposits	1,208,411	1,207,510	1,100,581	1,112,477
Short-term borrowings	988,457	988,267	639,358	639,467
Long-term debt	380,700	397,286	460,158	488,038

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

Short-term borrowings — Due to the short-term nature of repricing and maturities of these instruments, fair value approximates carrying value.

Long-term debt — For certain junior subordinated deferrable interest debentures, fair value was estimated using quoted market prices. For other fixed rate debt, the fair value is determined by discounting future cash flows at current rates for debt with similar remaining maturities and call features or by using market prices for similar assets. For variable rate debt, fair value approximates carrying value.

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

The following table sets forth the plans’ change in the actuarially determined benefit obligation and plan assets as of the September 30 measurement date, and information on the plans’ funded status at December 31:

	Pension Benefits		Other Postretirement Benefits

	2004	2003	2004	2003

	(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year (9/30)	$60,579	$49,513	$5,971	$4,805
Service cost	3,687	2,932	564	452
Interest cost	3,592	3,299	351	317
Plan participants’ contributions	—	—	164	156
Actuarial loss	1,540	6,195	64	611
Benefits paid	(1,465)	(1,360)	(326)	(370)
Curtailments and special termination benefits	(56)	—	—	—

Benefit obligation at end of year (9/30)	$67,877	$60,579	$6,788	$5,971

Change in Plan Assets
Fair value of plan assets at beginning of year (9/30)	$55,211	$35,012	$—	$—
Actual return on assets	4,216	8,816	—	—
Employer contributions	7,367	12,743	162	214
Plan participants’ contributions	—	—	164	156
Benefits paid	(1,465)	(1,360)	(326)	(370)

Fair value of plan assets at end of year (9/30)	$65,329	$55,211	$—	$—

Funded Status of Plans
Funded status of plans	$(2,548)	$(5,368)	$(6,788)	$(5,971)
Unrecognized net actuarial loss	19,160	18,565	1,751	1,771
Unrecognized prior service cost/(benefit)	210	354	(30)	(42)

Prepaid benefit asset/(accrued benefit liability)	$16,822	$13,551	$(5,067)	$(4,242)

The 2004 curtailment and special termination benefits were recorded pursuant to a plan amendment to the Company’s SERP, effective June 14, 2004, and recognized $295.8 thousand in curtailment benefit cost in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits.”

Amounts recognized in the statement of financial position as of December 31 consist of:

	Pension Benefits		Other Postretirement Benefits

	2004	2003	2004	2003

	(in thousands)
Prepaid benefit cost	$18,996	$15,204	$—	$—
Accrued benefit cost	(2,620)	(1,653)	(5,067)	(4,242)
Intangible asset	137	—	—	—
Accumulated other comprehensive income	309	—	—	—

Net amount recognized	$16,822	$13,551	$(5,067)	$(4,242)

The accumulated benefit obligation, projected benefit obligation and fair value of plan assets as of December 31 were as follows:

	Pension Benefits

	2004	2003

	(in thousands)
Accumulated benefit obligation	$55,792	$49,018
Projected benefit obligation	67,877	60,579
Fair value of plan assets	65,329	55,211

Net pension expense for the actuarially developed plans included the following components as of December 31:

	Pension Benefits			Other Postretirement Benefits

	2004	2003	2002	2004	2003	2002

	(in thousands)
Service cost	$3,687	$2,932	$2,362	$564	$452	$293
Interest cost	3,592	3,299	2,734	351	317	223
Expected return on assets	(4,637)	(3,616)	(3,750)	—	—	—
Prior service cost amortization	59	84	113	(12)	(12)	(12)
Net loss/(gain) amortization	1,070	1,161	82	84	52	(18)

Net periodic benefit cost	$3,771	$3,860	$1,541	$987	$809	$486

The amounts, net of tax, included within other comprehensive income arising from a change in the additional minimum pension liability for the years ended December 31, 2004 and December 31, 2003 were $(185.0) thousand and $5.8 million. While the SERP had an additional minimum liability of $445 thousand at December 31, 2004, there was no additional minimum liability calculated on the Pension Plan as of that date.

Weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits

	2004	2003	2002	2004	2003	2002

Discount rate	6.00%	6.00%	6.75%	6.00%	6.00%	6.75%
Compensation increase rate	4.25%	4.25%	4.25%	N/A	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits

	2004	2003	2002	2004	2003	2002

Discount rate	6.00%	6.75%	7.25%	6.00%	6.75%	7.25%
Long-term rate of return on assets	8.50%	9.00%	10.00%	N/A	N/A	N/A
Compensation increase rate	4.25%	4.25%	4.25%	N/A	N/A	N/A

The discount rate utilized to determine future pension obligations is based primarily on a review of current high quality fixed income securities rates.

The January 1, 2005 assumption for the long-term rate of return on plan assets is 8.5%. As defined in SFAS No. 87, this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future long-term rates of return for the investment portfolio, with consideration given to the distribution of investments by, and historical rates of return of, each individual asset class.

For purposes of postretirement benefits measurements, the Company has assumed the following health care trend rates as of December 31:

	Other Postretirement Benefits

	2004	2003	2002

Current year trend	8.50%	9.00%	6.75%
Ultimate year trend	5.00%	5.00%	5.50%
Year of ultimate trend rate	2011	2011	2004

The health-care trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the health-care trend rate would have the following effects on 2004 service and interest cost on the accumulated postretirement benefit obligation at December 31, 2004:

	One (1) Percentage Point

	Increase	Decrease

	(in thousands)
Effect on total of service and interest cost	$132	$(113)
Effect on postretirement benefit obligation	813	(703)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the prescription drug benefit under Medicare. Questions have arisen regarding whether an employer that provides postretirement prescription drug coverage should recognize the effects of the Act on its accumulated postretirement benefit obligation (APBO) and net postretirement benefit costs under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” While the Company does offer postretirement benefits, including prescription drug coverage, subject to the accounting requirements of SFAS No. 106, those benefits are available to retirees only until age 65, at which time Medicare coverage becomes effective. As such, the Company does not believe that this specific provision of the Act will have any material effect on its financial position or results of operations.

The Company’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by major asset category, were as follows:

	Plan Assets at December 31,

	2004	2003

Equity securities	66%	70%
Debt securities	21%	27%
Other	13%	3%

Total	100%	100%

In 2005, we expect our long-term asset allocation to move closer to our 75% equity securities and 25% fixed income targets, as outlined in our current Pension Investment Policy and as our September 2004 cash contribution becomes fully invested in the equity markets. The current equity allocation is distributed over twelve professionally managed mutual funds covering eight different equity styles. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. We believe that 8.5% is a reasonable long-term rate of return on our Pension Plan assets for 2005, given our asset allocation strategy and investment time horizon. For the year ended December 31, 2004, our Pension Plan assets generated a total composite return of 7.9%. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually, and will adjust as necessary.

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

The Company expects to contribute an amount currently estimated at $4.5 million to the retirement and post-retirement plans in 2005, and to make the following benefit payments, which reflect expected future service, as appropriate:

For the Year(s) Ended December 31,	Pension Benefits	Other Postretirement Benefits

	(in thousands)
2005	$1,627	$270
2006	1,905	273
2007	2,113	311
2008	2,344	363
2009	2,652	421
2010 through 2014	18,657	3,126

Profit sharing plan — The profit sharing plan is a defined contribution plan with contributions made by the Company. The profit sharing plan is noncontributory at the employee level, except for the employees’ option to contribute under a 401(k) savings plan available as part of the profit sharing plan. The Company provides a 50% match of the first 1% to 6% of plan compensation the employee contributes on a pre-tax basis and may make additional contributions to the plan at the discretion of the Board, primarily on the basis of Company earnings. Total employer contributions made for 2004, 2003 and 2002 were $2,038,000, $2,462,000 and $3,024,000.

Employee stock ownership plan — The Employee Stock Option Plan (“ESOP”) is a defined contribution plan covering substantially all employees with contributions made exclusively by the Company on a discretionary year-by-year basis. The contribution was $600,000 for 2004, $100,000 for 2003 and $400,000 for 2002.

Note M:   Other Noninterest Income

Other noninterest income at December 31 consisted of the following:

	2004	2003	2002

	(in thousands)
Fees on loans	$5,238	$4,951	$3,799
Other	2,341	1,867	2,289

Total	$7,579	$6,818	$6,088

Note N:   Other Noninterest Expense

Other noninterest expense at December 31 consisted of the following:

	2004	2003	2002

	(in thousands)
Printing, postage and telephone	$6,205	$6,695	$6,491
Marketing	6,272	6,140	5,775
Professional fees	4,339	3,360	4,821
Other	13,554	13,605	14,633

Total	$30,370	$29,800	$31,720

Note O:   Income Taxes

The components of the provision for income taxes at December 31 were as follows:

	2004	2003	2002

	(in thousands)
Current
Federal	$26,575	$24,960	$24,717
State	7,028	5,902	5,292
Deferred	484	1,248	754

Total	$34,087	$32,110	$30,763

A reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate at December 31 was as follows:

	2004	2003	2002

	(in thousands)
Tax at statutory rate	$34,392	$32,621	$32,359
Plus state income tax, net of federal tax benefits	4,556	3,880	3,498

	38,948	36,501	35,857
Less tax effect of:
Interest on state and political subdivision securities	2,816	2,893	3,053
Other tax-exempt interest	2,423	2,215	2,109
Amortization	—	(322)	60
Other	(378)	(395)	(128)

	4,861	4,391	5,094

Income tax expense	$34,087	$32,110	$30,763

The following table sets forth the temporary differences comprising the net deferred taxes included with other assets on the consolidated balance sheet at December 31:

	2004	2003

	(in thousands)
Deferred tax assets
Provision for credit losses	$24,541	$23,500
Deferred income	1,504	1,417
Unrealized loss on securities available-for-sale	2,162	—
Other	140	140

Total	$28,347	$25,057

Deferred tax liabilities
Deferred expense	$5,677	$3,853
Employee compensation and benefits accruals	3,087	3,372
Depreciation	24,422	21,350
Unrealized gain on securities available-for-sale	—	791
Other	100	78

Total	33,286	29,444

Net deferred tax liabilities	$4,939	$4,387

The Wisconsin Department of Revenue (“the State”) is currently conducting an income tax audit of our Wisconsin Subsidiary Bank and of another subsidiary company located in Nevada that holds and manages investments for the Wisconsin Subsidiary Bank. The audit has been initiated under an audit program targeted at Wisconsin financial institutions with non-Wisconsin subsidiaries, the income of which has not been subject to Wisconsin tax. The State may take the position that the income of the out-of-state subsidiary is taxable in Wisconsin. The Company has initiated settlement discussions with the State and is currently reviewing a proposed settlement offer from the State. Tax liability accounts and tax provisions have been adjusted to reflect the terms of the proposed settlement offer. Management believes that the resolution of this matter will not have a material impact on the financial statements.

Note P:   Commitments and Contingencies

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations at December 31:

	2004	2003

	(in thousands)
Standby letters of credit	$52,772	$54,795
Commercial letters of credit	47,772	43,689
Loan commitments	1,386,761	1,093,759

Standby letters of credit represent a conditional commitment to satisfy an obligation to a third party, generally to support public and private borrowing arrangements, on behalf of the customer. Commercial letters of credit facilitate trade or commerce. Under the terms of a commercial letter of credit, as a general rule, drafts will be drawn when the underlying transaction is consummated as intended. Loan commitments represent contractual agreements to provide funding to customers over a specified time period as long as there is no violation of any condition of the contract. These loans most often take the form of operating lines.

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

At December 31, 2004 and 2003, 960,000 shares of redeemable class A stock were issued and outstanding. At December 31, 2004, these shares were subject to redemption at a price of $42.02 per share, which approximated book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. The employee holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances, including death, permanent disability or retirement, while the Company has the option to purchase the shares from holders upon the occurrence of certain events, which include death, retirement or termination of the employee’s employment. It is the Company’s intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation.

Federal law prevents the Company and its non-bank subsidiaries from borrowing from the Subsidiary Banks unless the loans are secured by specified U.S. obligations. Further, the secured loans that may be made by Subsidiary Banks are generally limited in amount to 10% of the Subsidiary Bank’s equity if made to the Company or any individual affiliate and 20% of the Subsidiary Bank’s equity if made to all affiliates and the Company in the aggregate. At December 31, 2004, 2003 and 2002, no Subsidiary Banks had extended credit to the Company.

Payment of dividends to the Company by its Subsidiary Banks is subject to various limitations by bank regulators, which includes maintenance of certain minimum capital ratios. As of December 31, 2004, $29,862,000 of retained earnings of the Subsidiary Banks was available for distribution to the Company as dividends subject to these limitations. Approximately $27,228,000 was available for distribution without obtaining the prior approval of the appropriate bank regulator.

Note R:   Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company meets all capital adequacy requirements to which it is subject.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board’s implementation of FDICIA defines “well-capitalized” institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. The Subsidiary Banks’ ratios in each of these categories met or exceeded the “well-capitalized” ratios as of December 31, 2004.

The Company’s and Subsidiary Banks’ actual capital amounts and ratios as of December 31 are also presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount		Ratio	Amount		Ratio

	(dollars in thousands)
As of December 31, 2004:
Total capital (to risk weighted assets)
Consolidated	$545,850	11.38%	$383,586	>	8.00%	N/A
Subsidiary Banks	$528,496	11.12%	$380,310	>	8.00%	$475,388	>	10.00%
Tier I capital (to risk weighted assets)
Consolidated	$485,895	10.13%	$191,793	>	4.00%	N/A
Subsidiary Banks	$469,055	9.87%	$190,155	>	4.00%	$285,233	>	6.00%
Tier I capital (to average assets)
Consolidated	$485,895	8.21%	$236,788	>	4.00%	N/A
Subsidiary Banks	$469,055	7.94%	$236,317	>	4.00%	$295,396	>	5.00%
As of December 31, 2003:
Total capital (to risk weighted assets)
Consolidated	$494,738	11.76%	$336,544	>	8.00%	N/A
Subsidiary Banks	$471,856	11.05%	$341,600	>	8.00%	$427,001	>	10.00%
Tier I capital (to risk weighted assets)
Consolidated	$442,074	10.51%	$168,272	>	4.00%	N/A
Subsidiary Banks	$418,443	9.80%	$170,800	>	4.00%	$256,200	>	6.00%
Tier I capital (to average assets)
Consolidated	$442,074	8.10%	$218,194	>	4.00%	N/A
Subsidiary Banks	$418,443	7.76%	$215,680	>	4.00%	$269,600	>	5.00%

Note S: Bremer Financial Corporation (Parent Company Only) Condensed Statements:

Balance Sheets

	December 31,

	2004	2003

	(in thousands)
Assets
Cash and cash equivalents	$11,877	$5,717
Investment securities available-for-sale	—	37,239
Investment in and advances to:
Bank subsidiaries	562,770	519,221
Non-bank subsidiaries	36,500	50,399
Other assets	6,687	8,197

Total assets	$617,834	$620,773

Liabilities and Shareholders’ Equity
Advance from non-bank subsidiary	$5,200	$—
Junior subordinated deferrable interest debentures	78,867	78,867
Other long-term debt	20,058	66,482
Accrued expenses and other liabilities	9,518	7,997
Redeemable class A common stock	40,335	37,394
Shareholders’ equity	463,856	430,033

Total liabilities and shareholders’ equity	$617,834	$620,773

Statements of Income

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Income
Dividends from:
Bank subsidiaries	$23,035	$32,190	$59,780
Non-bank subsidiaries	5,303	1,388	3,200
Interest from subsidiaries	1,252	1,849	2,574
Interest income on taxable securities	213	631	258
Gain on sale of securities	12	12	—
Other income	256	612	1,550

Total income	30,071	36,682	67,362
Expenses
Interest expense:
Short-term borrowings	29	59	294
Junior subordinated deferrable interest debentures	7,402	7,392	7,392
Other long-term debt	4,958	5,635	5,667
Salaries and benefits	2,570	2,197	1,010
Operating expense paid to subsidiaries	1,812	1,682	1,393
Other operating expenses	2,300	1,320	548

Total expenses	19,071	18,285	16,304

Income before income tax benefit	11,000	18,397	51,058
Income tax benefit	6,489	5,649	4,680

Income of parent company only	17,489	24,046	55,738
Equity in undistributed earnings of subsidiaries	46,688	37,046	5,911

Net income	$64,177	$61,092	$61,649

Note S: Bremer Financial Corporation (Parent Company Only) Condensed Statements (continued):

Statements of Cash Flow

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Cash flows from operating activities
Net income	$64,177	$61,092	$61,649
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed (earnings) of subsidiaries	(46,688)	(37,046)	(5,911)
Depreciation and amortization	569	1,691	953
Other, net	2,372	5,876	(6,989)

Net cash provided by operating activities	20,430	31,613	49,702

Cash flows from investing activities
Investment in and advances to subsidiaries, net	17,809	(5,352)	24,510
Purchases of securities	(7,679)	(40,171)	(26,545)
Proceeds from maturities of securities	729	1,393	—
Proceeds from sales of securities	44,095	39,803	5,862

Net cash provided (used) by investing activities	54,954	(4,327)	3,827

Cash flows from financing activities
Short-term borrowings, net	—	—	(33,000)
Repayments of long-term debt	(46,424)	(423)	(424)
Dividends paid	(22,800)	(21,600)	(19,800)

Net cash used by financing activities	(69,224)	(22,023)	(53,224)

Net increase in cash and cash equivalents	6,160	5,263	305
Cash and cash equivalents at beginning of period	5,717	454	149

Cash and cash equivalents at end of period	$11,877	$5,717	$454

Note T: Quarterly Consolidated Financial Information (Unaudited):

BREMER FINANCIAL CORPORATION
SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2004 Quarter Ended

	(dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31

Interest income	$67,148	$68,678	$73,038	$78,031
Interest expense	21,389	21,245	22,541	23,664
Net interest income	45,759	47,433	50,497	54,367
Net income	14,398	14,946	16,401	18,432
Per share of common stock
Net income-basic and diluted	1.20	1.25	1.36	1.54

	2003 Quarter Ended

	(dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31

Interest income	$68,900	$69,113	$68,023	$68,345
Interest expense	22,823	22,696	21,544	21,548
Net interest income	46,077	46,417	46,479	46,797
Net income	16,188	15,387	15,311	14,206
Per share of common stock
Net income-basic and diluted	1.35	1.28	1.28	1.18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bremer Financial Corporation
Saint Paul, Minnesota

We have audited the accompanying consolidated balance sheets of Bremer Financial Corporation and subsidiaries (the “Company”), as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bremer Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 3, 2005

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No event requiring disclosure pursuant to this Item 9 has occurred during the two years ended December 31, 2004.

ITEM 9A.   CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2004, of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). “Disclosure controls and procedures” include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission. There was no change in our internal control over financial reporting that occurred during the quarter or year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10 through 14 of the Form 10-K are omitted because the Company will file before April 30, 2005 a definitive Proxy Statement (the “Proxy Statement”) conforming to Schedule 14A involving the election of directors. The information required by Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K are hereby incorporated by reference to such Proxy Statement.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:
(1)	The following financial statements of Bremer Financial Corporation are part of this document under Item 8. Financial Statements and Supplementary Data:

        Consolidated Balance Sheets — December 31, 2004 and December 31, 2003

        Consolidated Statements of Income — Years ended December 31, 2004, 2003 and 2002

        Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2004, 2003 and 2002

        Consolidated Statements of Cash Flows — Years ended December 31, 2004, 2003 and 2002

        Notes to Consolidated Financial Statements

        Report of Independent Registered Accounting Firm

(2)	Financial statement schedules are omitted as they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(3)	The exhibits required to be filed with this Annual Report on Form 10-K are described in Item 15(c).
(b)	During the quarter ended December 31, 2004, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K dated October 26, 2004 that disclosed under Item 12 of the Current Report on Form 8-K the issuance of a press release describing the Company financial results for the quarter and nine months ended September 30, 2004.
(c)	The following exhibits are filed as a part of this report:
10.1	Bremer Executive Long Term Incentive Plan effective January 1, 2003.*
10.2	2005 Bremer Executive Long Term Incentive Plan.*
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
14	Code of Conduct.
21	Subsidiaries of the Company.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors.

The following exhibits are incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.3	Executive Annual Incentive Plan effective January 1, 2002.*
10.4	Bremer Financial Corporation Executive Stock Purchase Plan effective August 1, 2002.*

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

The following exhibits are incorporated by reference to Exhibits 3.1, 28.7, and 28.8, respectively, to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989:

3.1	Bylaws of the Company in effect on the date hereof.
99.2	The portion of the final Prospectus of the Company dated April 20, 1989 (“Prospectus”), which was filed with the SEC on April 20, 1989, entitled “Description of Capital Stock Description of Class A Common Stock — Restrictions on Transfer.”
99.3	The portion of the Prospectus entitled “Description of Capital Stock - Description of Class A Common Stock — First Call Option to Company” on page 64 of the Prospectus.

The following exhibit is incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 1989:

3.2	Restated Articles of Incorporation of the Company in effect on the date hereof.

The following exhibits are incorporated by reference to Exhibits 4.1 and 4.2, respectively, to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on March 29, 1989:

4.9	Specimen of Stock Certificate evidencing Class A Common Stock.
4.10	Specimen of Stock Certificate evidencing Class B Common Stock.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2005	Bremer Financial Corporation
By: /S/ STAN K. DARDIS
Stan K. Dardis President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on March 25, 2005 in the capacities indicated.

/S/ STAN K. DARDIS Stan K. Dardis President and Chief Executive Officer and Director (Principal Executive Officer)	/S/ ROBERT B. BUCK Robert B. Buck Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/S/ TERRY M. CUMMINGS Terry M. Cummings Chairman of the Board and Director	/S/ STUART F. BRADT Stuart F. Bradt Controller (Principal Accounting Officer)
/S/ WILLIAM H. LIPSCHULTZ William H. Lipschultz Director	/S/ TERRENCE W. GLARNER Terrence W. Glarner Director
/S/ CHARLOTTE S. JOHNSON Charlotte S. Johnson Director	/S/ RONALD JAMES Ronald James Director
/S/ DANIEL C. REARDON Daniel C. Reardon Director	/S/ SHERMAN WINTHROP Sherman Winthrop Director

INDEX TO EXHIBITS

Description of Exhibits

10.1	Bremer Executive Long Term Incentive Plan effective January 1, 2003.*

10.2	2005 Bremer Executive Long Term Incentive Plan.*

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

14	Code of Conduct.

21	Subsidiaries of the Company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

____________________________

* Indicates a management contract or compensatory plan or arrangement.