Form 10-Q
period 2005-03-31
BREMER FINANCIAL CORP
filed 2005-05-12
CIK 846616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

As of March 31, 2005, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(dollars in thousands, except per share amounts)

	Three months ended March 31,

	2005	2004	Change

Operating Results:
Total interest income	$80,386	$67,148	19.71%
Total interest expense	27,019	21,389	26.32

Net interest income	53,367	45,759	16.63
Provision for credit losses	3,312	2,943	12.54

Net interest income after provision for credit losses	50,055	42,816	16.91
Noninterest income	18,793	20,340	(7.61)
Noninterest expense	44,041	41,358	6.49

Income before income tax expense	24,807	21,798	13.80
Income tax expense	8,625	7,400	16.55

Net income	$16,182	$14,398	12.38%

Net income per share	$1.35	$1.20	12.38%
Dividends paid per share	0.50	0.45	11.11

Tax equivalent net interest income	$55,567	$47,831	16.17%
Net charge-offs	339	1,849	(81.66)

Selected Financial Ratios:
Return on average assets	1.07%	1.03%	0.04
Return on average equity (1)	12.93	12.23	0.70
Average equity to average assets (1)	8.27	8.45	(0.18)
Net interest margin (2)	3.89	3.66	0.23
Operating efficiency ratio (3)	59.23	60.67	(1.44)
Net charge-offs to average loans and leases	0.03	0.19	(0.16)

	March 31, 2005	March 31, 2004		December 31, 2004	Change

Balance Sheet Data:
Total assets	$6,230,236	$5,721,282	8.90%	$6,141,519	1.44%
Securities (4)	1,207,378	1,331,631	(9.33)	1,193,446	1.17
Loans and leases (5)	4,678,854	4,029,138	16.13	4,541,993	3.01
Total deposits	4,266,941	4,017,819	6.20	4,210,096	1.35
Short-term borrowings	1,026,400	712,427	44.07	988,457	3.84
Long-term debt	369,692	460,149	(19.66)	380,700	(2.89)
Total shareholders' equity and redeemable Class A
common stock	511,206	479,695	6.57	504,191	1.39
Per share book value of common stock	42.60	39.97	6.57	42.02	1.39

Asset Quality:
Reserve for credit losses (6)	$64,463	$60,000	7.44%	$61,490	4.83%
Nonperforming assets	12,574	22,021	(42.90)	11,372	10.57
Nonperforming assets to total loans, leases
and OREO	0.27%	0.55%	(0.28)	0.25	0.02
Reserve for credit losses to nonperforming loans and leases	553.76	326.96	226.80	606.27	(52.5	1)
Reserve for credit losses to total loans and leases	1.38	1.49	(0.11)	1.35	0.03

_________________
(1)	Calculation includes shareholders' equity and redeemable class A common stock.
(2)	Tax-equivalent basis (TEB).
(3)	Noninterest expense as a percentage of tax-equivalent net interest income and noninterest income.
(4)	Includes securities held-to-maturity and securities available-for-sale.
(5)	Net of unearned discount and includes nonaccrual loans and leases.
(6)	Includes reserves for unfunded loan commitments and letters of credit recorded in other liabilities on the balance sheet.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
SUMMARY BALANCE SHEET AND INCOME STATEMENT
(dollars in thousands)

	Three months ended March 31,

	2005		2004

	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)

Summary Average Balance Sheet:
Total loans and leases (2)	$4,568,704	6.27%	$3,946,498	5.79%
Total securities (3)	1,201,552	4.01	1,292,831	3.85
Total other earning assets	17,997	1.67	12,931	1.37

Total interest earning assets (4)	$5,788,253	5.79%	$5,252,260	5.30%
Total noninterest earning assets	353,329		348,964

Total assets	$6,141,582		$5,601,224

Noninterest bearing deposits	$764,328		$686,289
Interest bearing deposits	3,445,412	1.90%	3,280,603	1.52%
Short-term borrowings	990,054	2.18	651,588	1.16
Long-term debt	370,919	6.07	460,154	6.19

Total interest bearing liabilities	$4,806,385	2.28%	$4,392,345	1.96%
Other noninterest bearing liabilities	63,021		48,879
Minority interest	150		150
Total shareholders' equity and redeemable
Class A common stock	507,698		473,561

Total liabilities and equity	$6,141,582		$5,601,224

	Three months ended March 31,

	2005	2004	$ Change	% Change

Summary Income Statement:
Total interest income	$80,386	$67,148	$13,238	19.71%
Total interest expense	27,019	21,389	5,630	26.32

Net interest income	53,367	45,759	7,608	16.63
Provision for credit losses	3,312	2,943	369	12.54

Net interest income after provision for credit losses	50,055	42,816	7,239	16.91
Service charges	7,303	7,272	31	0.43
Insurance	3,271	2,783	488	17.54
Investment management and trust fees	2,847	2,619	228	8.71
Brokerage	1,584	1,535	49	3.19
Gain on sale of loans	2,025	2,261	(236)	(10.44)
Gain on sale of securities	—	2,050	(2,050)	(100.00)
Other	1,763	1,820	(57)	(3.13)

Total noninterest income	18,793	20,340	(1,547)	(7.61)
Salaries and wages	20,516	19,506	1,010	5.18
Employee benefits	6,659	5,602	1,057	18.87
Occupancy	3,246	3,059	187	6.11
Furniture and equipment	2,882	2,630	252	9.58
Data processing fees	2,727	2,639	88	3.33
FDIC premiums and examination fees	506	463	43	9.29
Amortization of intangibles	650	685	(35)	(5.11)
Other	6,855	6,774	81	1.20

Total noninterest expense	44,041	41,358	2,683	6.49

Income before income tax expense	24,807	21,798	3,009	13.80
Income tax expense	8,625	7,400	1,225	16.55

Net income	$16,182	$14,398	$1,784	12.38%

_________________
(1)	Calculation is based on interest income including $2,200 and $2,272 for the three months ended March 31, 2005 and March 31, 2004 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on securities available-for-sale.
(4)	Before deducting the reserve for loan losses.

BREMER FINANCIAL CORPORATION

FORM 10-Q

QUARTER ENDED MARCH 31, 2005

INDEX

Page

PART I  —  FINANCIAL INFORMATION

Item 1.

Financial Statements.

3

Item 2.

Management’s Discussion and Analysis of Financial

12

Condition and Results of Operations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

24

Item 4.

Controls and Procedures.

24

PART II  —  OTHER INFORMATION

Item 6.

Exhibits.

24

Signatures

25

Exhibit 31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1

Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2

Section 1350 Certification of Chief Financial Officer.

Forward-Looking Statements

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended (“Exchange Act”). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “intends,” “expects” and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in “Risk Factors” included as Exhibit 99.1 to the Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 25, 2005, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2005	December 31, 2004

	(unaudited)
Assets
Cash and due from banks	$140,759	$203,930
Investment securities available-for-sale
(cost: 03/31/05 - $1,024,640; 12/31/04 - $1,003,307)	1,013,955	997,900
Investment securities held-to-maturity
(fair value: 03/31/05 - $198,385; 12/31/04 - $202,767)	193,423	195,546
Loans and leases	4,678,854	4,541,993
Reserve for loan losses	(60,905)	(57,965)

Net loans and leases	4,617,949	4,484,028
Interest receivable	38,332	36,901
Premises and equipment, net	84,843	83,914
Other intangibles	14,614	15,391
Other assets	42,135	39,683
Goodwill	84,226	84,226

Total assets	$6,230,236	$6,141,519

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$758,091	$825,755
Interest bearing deposits	3,508,850	3,384,341

Total deposits	4,266,941	4,210,096
Federal funds purchased and repurchase agreements	564,982	524,432
Other short-term borrowings	461,418	464,025
Long-term debt	369,692	380,700
Accrued expenses and other liabilities	55,847	57,925

Total liabilities	5,718,880	5,637,178
Minority interests	150	150
Redeemable class A common stock, 960,000 shares
issued and outstanding	40,896	40,335
Shareholders' equity
Common stock
Class A, no par, 12,000,000 shares authorized;
240,000 shares issued and outstanding	57	57
Class B, no par, 10,800,000 shares authorized,
issued and outstanding	2,562	2,562
Retained earnings	473,764	464,398
Accumulated other comprehensive (loss) income	(6,073)	(3,161)

Total shareholders’ equity	470,310	463,856

Total liabilities and shareholders’ equity	$6,230,236	$6,141,519

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,

	2005	2004

Interest income
Loans and leases, including fees	$69,588	$55,834
Securities	10,725	11,270
Federal funds sold	57	20
Other	16	24

Total interest income	80,386	67,148

Interest expense
Deposits	16,155	12,424
Federal funds purchased and repurchase agreements	2,445	1,358
Other short term borrowings	2,869	528
Long term debt	5,550	7,079

Total interest expense	27,019	21,389

Net interest income	53,367	45,759
Provision for credit losses	3,312	2,943

Net interest income after provision for credit losses	50,055	42,816

Noninterest income
Service charges	7,303	7,272
Insurance	3,271	2,783
Investment management and trust fees	2,847	2,619
Brokerage	1,584	1,535
Gain on sale of loans	2,025	2,261
Gain on sale of securities	—	2,050
Other	1,763	1,820

Total noninterest income	18,793	20,340

Noninterest expense
Salaries and wages	20,516	19,506
Employee benefits	6,659	5,602
Occupancy	3,246	3,059
Furniture and equipment	2,882	2,630
Data processing fees	2,727	2,639
FDIC premiums and examination fees	506	463
Amortization of intangibles	650	685
Other	6,855	6,774

Total noninterest expense	44,041	41,358

Income before income tax expense	24,807	21,798
Income tax expense	8,625	7,400

Net income	$16,182	$14,398

Per common share amounts:
Net income-basic and diluted	$1.35	$1.20
Dividends paid	0.50	0.45

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)
( in thousands, except per share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Retained Earnings	Total
	Class A	Class B
For the Three Months ended March 31, 2004

Balance, December 31, 2003	$57	$2,562	$1,083		$426,331	$430,033
Comprehensive income
Net income				$14,398	14,398	14,398
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding gains arising during the period, net of tax of $3,000			4,500	4,500
Less: Reclassified adjustment for gains included in income,
net of tax of $820			(1,230)	(1,230)

Other comprehensive income			3,270	3,270		3,270

Comprehensive income				$17,668

Dividends, $.45 per share					(5,400)	(5,400)
Allocation of net income and other comprehensive income in excess of
dividends to redeemable class A common stock			(262)		(720)	(982)

Balance, March 31, 2004	$57	$2,562	$4,091		$434,609	$441,319

For the Three Months Ended March 31, 2005

Balance, December 31, 2004	$57	$2,562	$(3,161)		$464,398	$463,856
Comprehensive income
Net income				$16,182	16,182	16,182
Other comprehensive income, net of tax:
Net unrealized losses on securities:
Unrealized holding losses arising during the period, net of tax of $2,111			(3,166)	(3,166)

Other comprehensive income (loss)			(3,166)	(3,166)		(3,166)

Comprehensive income				$13,016

Dividends, $.50 per share					(6,000)	(6,000)
Allocation of net income and other comprehensive income in excess of
dividends to redeemable class A common stock			254		(816)	(562)

Balance, March 31, 2005	$57	$2,562	$(6,073)		$473,764	$470,310

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended March 31,

	2005	2004

Cash flows from operating activities
Net income	$16,182	$14,398
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	3,312	2,943
Depreciation and amortization	3,368	4,379
Gain on sale of securities	—	(2,050)
Other assets and liabilities, net	(4,509)	(6,574)
Gain on sale of loans	(2,025)	(2,261)
Proceeds from loans originated for sale	79,426	78,282
Loans originated for sale	(75,552)	(74,938)

Net cash provided by operating activities	20,202	14,179
Cash flows from investing activities
Purchases of available-for-sale investment securities	(124,569)	(137,453)
Purchases of held-to-maturity securities	(6,433)	(9,699)
Proceeds from maturities of available-for-sale investment securities	100,963	67,815
Proceeds from maturities of held-to-maturity securities	8,590	7,645
Proceeds from sales of available-for-sale investment securities	1,075	60,527
Proceeds from sales of other real estate owned	785	619
Loans and leases, net	(139,082)	(68,055)
Purchase of premises and equipment	(2,482)	(1,298)

Net cash used in investing activities	(161,153)	(79,899)
Cash flows from financing activities
Noninterest bearing deposits, net	(67,664)	(71,405)
Savings, NOW and money market accounts, net	(30,464)	55,092
Certificates of deposits, net	154,973	(16,844)
Federal funds purchased and repurchase agreements, net	40,550	(22,289)
Other short-term borrowings, net	(2,607)	95,358
Repayments of long-term debt	(11,008)	(9)
Common stock dividends paid	(6,000)	(5,400)

Net cash provided by financing activities	77,780	34,503

Net decrease in cash and due from banks	(63,171)	(31,217)
Cash and due from banks at beginning of period	203,930	195,165

Cash and due from banks at end of period	$140,759	$163,948

Supplemental disclosures of cash flow information
Cash paid for interest	$25,867	$20,384
Cash paid for income taxes	1,953	1,194

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months ended March 31, 2005 and 2004 (unaudited)

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

Note B:   General

The consolidated financial statements include the accounts of Bremer Financial Corporation and subsidiaries. All material intercompany transactions and balances are eliminated in consolidation. The Company has not changed its accounting policies from those stated for the year ended December 31, 2004 included in its Annual Report on Form 10-K for that year filed on March 25, 2005.

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

Note E:   Securities

Investment securities classified as held-to-maturity are valued at amortized historical cost. Investment securities classified as available-for-sale are valued at fair value. Unrealized holding gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. A portion of the unrealized holding gains and losses is allocated to redeemable class A common stock. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold. Management periodically evaluates investment securities for other than temporary declines in fair value. There were no investment securities which management identified to be other-than-temporarily impaired for the period ended March 31, 2005.

The following table provides the gross unrealized losses and fair value, aggregated by investment category, and the length of time the individual securities have been in a continuous unrealized loss position at March 31:

	2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$308	$2	$—	$—	$308	$2
Obligations of U.S. government agencies	101,131	1,157	—	—	101,131	1,157
Obligations of state
and political subdivisions	27,018	372	11,773	464	38,791	836
Mortgage-backed securities	570,006	7,968	138,152	2,640	708,158	10,608

Total	$698,463	$9,499	$149,925	$3,104	$848,388	$12,603

Note F:   Redeemable Class A Common Stock

At March 31, 2005, 960,000 shares of redeemable class A stock were issued and outstanding. At March 31, 2005, these shares were subject to redemption at a price of $42.60 per share, which approximated book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. The employee holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances, including death, permanent disability or retirement, while the Company has the option to purchase the shares from holders upon the occurrence of certain events, which include death, retirement or termination of the employee’s employment. It is the Company’s current intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation. During the period from January 1, 2005 through March 31, 2005, the Company did not directly purchase any shares of class A common stock but assigned to various parties our options that arose during that period to purchase a total of 69,153.5436 shares. These options were assigned to the Bremer Financial Corporation Employee Stock Ownership Plan (“ESOP”) (5,000.2486 shares), the Bremer Banks Profit Sharing Plus Plan (36,280.2950 shares), and executives and directors under the Executive Stock Purchase Plan (27,873.0000 shares). To the Company’s knowledge, shares purchased by these parties upon exercise of these assigned options were the only transfers of shares of class A common stock effected during the period from January 1, 2005 through March 31, 2005.

Note G:   Goodwill and Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles, and other intangibles. The remaining unamortized balances at March 31, 2005 and 2004 were $98.8 million and $101.8 million. The core deposit and other intangibles have remaining amortization lives of five to seven years. Goodwill is not amortized but is tested regularly for impairment. Management performed its annual impairment test on its goodwill assets in December 2004. No impairment loss was recorded as a result of that test and no events or changes in circumstances have occurred since that test that would indicate that assets might be impaired.

The following table presents relevant information about the Company’s amortized intangible assets:

	As of March 31, 2005			As of March 31, 2004
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit premium	$21,313	$10,156	$11,157	$21,313	$7,818	$13,495
Mortgage servicing rights (1)	4,047	2,594	1,453	4,459	2,567	1,892
Other	4,322	2,318	2,004	4,400	2,166	2,234

Total	$29,682	$15,068	$14,614	$30,172	$12,551	$17,621

_________________
(1)	Accumulated amortization of mortgage servicing rights includes the related valuation allowance of $386 thousand in 2005 and $984 thousand in 2004.

The Company recorded aggregate intangible amortization expense of $650.2 thousand for the three-month period ended March 31, 2005 and $684.6 thousand for the period ended March 31, 2004. The estimated amortization expense for each of the next five years is approximately $2.3 million.

Goodwill was $84.2 million at March 31, 2005 and March 31, 2004.

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

Net benefit plan expense for the above plans as actuarially determined for the three months ended March 31, 2005 and 2004 included the following components:

	For the Three Months Ended
	March 31,
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
	(in thousands)
Service cost	$980	$938	$157	$136
Interest cost	997	914	99	84
Expected return on assets	(1,360)	(1,180)	—	—
Prior service cost amortization	4	15	(3)	(3)
Net loss/(gain) amortization	271	272	19	20

Net periodic benefit cost	$892	$959	$272	$237

The Company expects to contribute approximately $4.5 million to the retirement and postretirement plans in 2005. No contributions were made to these plans during the quarter ended March 31, 2005.

Note I:   Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which provides guidance on recognizing other-than-temporary impairments on certain investments. EITF No. 03-1 is effective for other-than-temporary impairment evaluations for investments accounted for under Statements of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. EITF No. 03-1 requires that investments which have declined in value must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. EITF No. 03-1 also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. EITF No. 03-1 does not suspend the current requirements for other-than-temporary impairments under Staff Accounting Bulletin No. 59. In September 2004, FASB issued Proposed FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” which provides further guidance regarding this issue. In September, FASB also issued Proposed Staff Position EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF No. 03-1,” which defers the effective date of certain paragraphs of EITF Issue 03-1.

Note J:   Off-Balance Sheet Commitments, Contingencies and Contractual Obligations

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following table represents the outstanding obligations:

	March 31, 2005	December 31, 2004
	(in thousands)
Standby letters of credit	$52,359	$52,772
Commercial letters of credit	50,154	47,772
Loan commitments	1,359,368	1,386,761

Standby letters of credit represent a conditional commitment to satisfy an obligation to a third party, generally to support public and private borrowing arrangements, on behalf of the customer. Commercial letters of credit facilitate trade or commerce. Under the terms of a commercial letter of credit, as a general rule, drafts will be drawn when the underlying transaction is consumated as intended. Loan commitments represent contractual agreements to provide funding to customers over a specified time period as long as there is no violation of any condition of the contract. These loans generally will take the form of operating lines.

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

We enter into contractual obligations in the ordinary course of business, including long-term debt issuance for the funding of operations and leases for premises and equipment. There have been no significant changes to the contractual obligations reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Investment Securities.   Investments in marketable equity and debt securities are classified into three categories – held-to-maturity, available-for-sale, or trading – pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of March 31, 2005, no investments were classified as trading securities. Held-to-maturity securities, which are valued at amortized historical cost, represent investments for which we have the ability and intent to hold to maturity. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. A portion of the unrealized holding gains and losses is allocated to redeemable class A common stock. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Management periodically evaluates investment securities for other than temporary declines in fair value. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other than temporary are written down to current market value and included in earnings as realized losses in the period the securities are deemed to be impaired. The initial indicator of impairment is a sustained decline in market price below the amount recorded for the investment. We consider the length of time and the extent to which market value has been less than cost, the cause of the price decline, the extent to which the price decline is due to the general level of interest rates or other issuer specific factors, the issuer’s financial condition and ability to make future payments in a timely manner, and our investment horizon. Our analysis as of March 31, 2005 indicates that our unrealized losses were caused by market interest rate increases. We intend to hold these investments until a recovery of fair value, which may be at maturity, and, as a result, there were no investment securities which management identified to be other-than-temporarily impaired for the quarter ended March 31, 2005. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

Goodwill and Other Intangible Assets.   SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, SFAS No. 147, “Acquisitions of Certain Financial Institutions,” establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At March 31, 2005, we had $84.2 million of goodwill, which is not subject to periodic amortization, and $14.6 million in other intangible assets, which is subject to periodic amortization. The largest components of our other intangible assets at March 31, 2005 were core deposit premiums at $11.2 million and mortgage servicing rights at $1.5 million. The core deposit premiums are being amortized over an estimated deposit life of 10 years from the date of acquisition. Other intangibles are being amortized on the basis of estimated remaining life.

We performed the annual impairment tests on our goodwill assets in December 2004. No events or changes in circumstances have occurred since that test that would indicate that such assets might be impaired, and we have concluded that the recorded value of goodwill was not impaired as of March 31, 2005. There are many assumptions and estimates underlying the determination of impairment. Impairment testing is based on a determination of the value of each reporting unit, using readily available market and earnings data for comparable publicly-traded organizations within the same time period, and comparing that calculation of value to the current book value of the unit. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and our goodwill is impaired, which would result in us recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Income Taxes.   The determination of our current and deferred income taxes is a critical accounting estimate requiring significant management judgment. We make these estimates based on a complex analysis of many factors, including our interpretation of existing federal and state income tax laws as they relate to our activities, the differences between the tax and financial reporting bases of assets and liabilities (temporary differences), the expected timing of the reversal of these temporary differences, and current financial accounting standards. Such interpretations could differ from those of the various federal and state tax authorities that examine us periodically. If management’s estimates and assumptions vary from the views of the taxing authorities, adjustments to the periodic tax accruals may be necessary.

Our accounting policies for the reserve for credit losses, investment securities, goodwill and other intangible assets, retirement plans, and income taxes are outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. We believe that there have been no significant changes to the methods described in that Annual Report for making the estimates and judgments necessary to apply these policies.

Overview

Earnings.   We reported net income of $16.2 million or $1.35 in basic and diluted earnings per share for the first quarter of 2005. This compares to $14.4 million or $1.20 in basic and diluted earnings per share in the first quarter of 2004. Return on average equity was 12.93% for the first quarter of 2005 compared to 12.23% for the same quarter of 2004. Return on average assets increased to 1.07% in the first quarter of 2005 from 1.03% in the first quarter of 2004.

Results of Operations

Net Interest Income.   Net interest income for the first quarter of 2005 was $53.4 million, an increase of $7.6 million from the $45.8 million reported for the same period a year ago. Meanwhile, our net interest margin increased to 3.89% in the first quarter of 2005 from 3.66% in the first quarter of 2004 while our average loans and leases increased $622.2 million or 15.8% when comparing the same two quarters. The increase in our net interest margin from the first quarter of 2004 to the first quarter of 2005 is primarily the result of increases in short-term interest rates which began in June 2004. The average yield on our earning assets increased 49 basis points when comparing the first quarter of 2005 with the first quarter of 2004, while the cost of our interest bearing liabilities increased by 32 basis points. However, our net interest margin declined by nine basis points when comparing the first quarter of 2005 to the fourth quarter of 2004, as the cost of interest bearing liabilities increased by 26 basis points when comparing those two periods while the average yield on earning assets increased by only 14 basis points.

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities. In addition, the table showS resultant yields or costs, net interest income, net interest spread, and net interest margin:

	For the Three Months Ended March 31,
	(unaudited)
	2005			2004
	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield
	(dollars in thousands)
Assets
Loans and Leases (2)
Commercial and other	$1,015,730	$14,976	5.98%	$891,407	$11,634	5.25%
Commercial real estate	1,604,402	24,870	6.29	1,342,965	19,865	5.95
Agricultural	464,977	7,146	6.23	421,914	6,008	5.73
Residential real estate	940,791	14,636	6.31	800,596	11,031	5.54
Consumer	374,745	5,924	6.41	342,997	5,467	6.41
Tax-exempt	168,059	3,094	7.47	146,619	2,780	7.63

Total Loans and Leases	4,568,704	70,646	6.27	3,946,498	56,785	5.79
Reserve for Loan Losses	(59,472)			(60,171)

Net Loans and Leases	4,509,232			3,886,327
Securities (3)
Taxable	1,010,987	8,528	3.42	1,112,358	9,114	3.30
Tax-exempt	190,565	3,338	7.10	180,473	3,277	7.30

Total Securities	1,201,552	11,866	4.01	1,292,831	12,391	3.85
Federal funds sold	13,602	57	1.70	8,620	20	0.93
Other earning assets	4,395	17	1.57	4,311	24	2.24

	17,997	74	1.67	12.931	44	1.37
Total Earning Assets (4)	$5,788,253	$82,586	5.79%	5,252,260	$69,220	5.30%
Cash and due from banks	152,797			148,375
Other non interest earning assets	260,004			260,760

Total Assets	$6,141,582			$5,601,224

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$764,328			$686,289
Interest bearing deposits
Savings and NOW accounts	500,690	$668	0.54%	488,168	$286	0.24%
Other interest bearing checking	277,926	222	0.32	261,995	74	0.11
Money market savings	1,393,483	6,200	1.80	1,438,397	4,974	1.39
Savings certificates	899,385	6,300	2.84	880,319	5,768	2.64
Certificates over $100,000	373,928	2,765	3.00	211,724	1,322	2.51

Total Interest Bearing Deposits	3,445,412	16,155	1.90	3,280,603	12,424	1.52

Total Deposits	4,209,740			3,966,892
Short-term borrowings	990,054	5,314	2.18	651,588	1,886	1.16
Long-term debt	370,919	5,550	6.07	460,154	7,079	6.19

Total Interest Bearing Liabilities	$4,806,385	$27,019	2.28%	$4,392,345	21,389	1.96%
Other noninterest bearing liabilities	63,021			48,879

Total Liabilities	5,633,734			5,127,513
Minority Interest	150			150
Redeemable Class A Common Stock	40,615			37,885
Shareholders’ equity	467,083			435,676

Total Liabilities and Equity	$6,141,582			$5,601,224

Net interest income		$55,567			$47,831

Net interest spread			3.51%			3.34%
Net interest margin			3.89%			3.66%
_________________
(1)	Interest income includes $2,200 in 2005 and $2,272 in 2004 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on available-for-sale securities.
(4)	Before deducting the reserve for credit losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

	Three Months Ended March 31,
	2005 vs. 2004
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans and leases (1)	$8,952	$4,909	$13,861
Taxable securities	(830)	244	(586)
Tax-exempt securities (1)	183	(122)	61
Federal funds sold	12	25	37
Other interest earning assets	—	(7)	(7)

Total interest earning assets	$8,317	$5,049	$13,366

Interest bearing liabilities:
Savings and NOW accounts	$(2)	$384	$382
Money market and other interest bearing checking	(38)	1,412	1,374
Savings certificates	1,176	799	1,975
Short-term borrowings	980	2,448	3,428
Long-term debt	(1,373)	(156)	(1,529)

Total interest bearing liabilities	743	4,887	5,630

Change in net interest income	$7,574	$162	$7,736

_________________
(1)	Interest income includes $2,220 in 2005 and $2,272 in 2004 to adjust to a fully taxable basis using the federal statutory rate of 35%.

Provision for Credit Losses.   The provision for credit losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance for credit losses at an acceptable level to cover losses inherent in the portfolio as of the reporting date. We recorded net charge-offs of $339.1 thousand during the first quarter of 2005 compared to net charge-offs of $1.8 million for the same period in 2004. We recorded a provision for credit losses of $3.3 million in the first quarter of 2005 compared to $2.9 million for the same quarter in 2004. Our ratio of reserve for credit losses to total loans and leases decreased to 1.38% at March 31, 2005 from 1.49% at March 31, 2004. Our reserve for credit losses to nonperforming loans and leases ratio increased to 553.76% at March 31, 2005 from 326.96% at March 31, 2004. For further discussion related to the allowance for credit losses, see the later section entitled “– Financial Condition – Reserve for Credit Losses.”

Noninterest Income.   Noninterest income reflected a $1.5 million or 7.6% decrease to $18.8 million for the first quarter of 2005 from the $20.3 million recorded in the first quarter of 2004. Increases of 17.5% and 8.7% in insurance and investment management and trust fees were more than offset by a $2.1 million decrease in the gain on sale of securities, as we had minimal securities sales during the first quarter of 2005.

The following table summarizes the components of noninterest income:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Service charges	$7,303	$7,272
Insurance	3,271	2,783
Investment management and trust fees	2,847	2,619
Brokerage	1,584	1,535
Gain on sale of loans	2,025	2,261
Gain on sale of securities	—	2,050
Other noninterest income	1,763	1,820

Total noninterest income	$18,793	$20,340

Noninterest Expense.   Noninterest expense increased $2.7 million or 6.5% to $44.0 million in the first quarter of 2005 from $41.4 million in the first quarter of 2004. Increases in personnel costs accounted for more than 75% of the increase in noninterest expenses, impacted by rising medical benefit costs when comparing the first quarter of 2005 with the first quarter of 2004. Exclusive of personnel costs, total noninterest expense increased $616 thousand or 3.8% when comparing the same two periods.

The following table summarizes the components of noninterest expense:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Salaries and wages	$20,516	$19,506
Employee benefits	6,659	5,602
Occupancy	3,246	3,059
Furniture and equipment	2,882	2,630
Printing, postage and telephone	1,609	1,526
Marketing	1,113	1,346
Data processing fees	2,727	2,639
Professional fees	721	923
Other real estate owned	7	25
FDIC premiums and examination fees	506	463
Amortization of intangibles	650	685
Other noninterest expense	3,405	2,954

Total noninterest expense	$44,041	$41,358

A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing noninterest expense by tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 59.2% for the first quarter of 2005 compared to 60.7% for the first quarter of 2004.

Income Taxes.   The provision for income taxes was $8.6 million for the quarter ended March 31, 2005 compared to $7.4 million for the same period in 2004. Comparing the first quarter of 2005 to the same period in 2004, our overall effective tax rate increased to 34.8% from 33.9% due primarily to an increase in effective state tax rates.

Financial Condition

Loan and Lease Portfolio.   The following table presents the components of our gross loans and lease portfolio:

	At March 31, 2005		At December 31, 2004
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(dollars in thousands)
Commercial and other	$1,077,500	23.0%	$1,001,508	22.1%
Commercial real estate	1,481,143	31.7	1,432,738	31.5
— Construction	165,577	3.5	145,071	3.2
Agricultural	464,163	9.9	496,019	10.9
Residential real estate	920,403	19.7	910,352	20.0
— Construction	27,519	0.6	30,139	0.7
Consumer	371,925	8.0	362,620	8.0
Tax-exempt	170,624	3.7	163,546	3.6

Total	$4,678,854	100.0%	$4,541,993	100.0%

Our total loan and lease portfolio increased to $4.7 billion at March 31, 2005 from $4.5 billion at December 31, 2004. Commercial loans increased by $76.0 million or 7.6% during the first three months of 2005, and commercial real estate loans increased by $68.9 million or 4.4% during the same period. These gains were partially offset by a decrease in agricultural loans of $31.9 million or 6.4% during the first three months of 2005. Residential real estate loans increased by $7.4 million or 0.8%. Consumer loans increased $9.3 million or 2.6%, and tax-exempt loans increased $7.1 million or 4.3% during the first three months of 2005.

Nonperforming Assets.   Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned (“OREO”). Nonperforming assets were $12.6 million at March 31, 2005, an increase of $1.2 million or 10.6% from the $11.4 million level at December 31, 2004. Nonperforming assets as a percentage of total loans, leases and OREO increased slightly to .27% at March 31, 2005 from .25% at December 31, 2004. Accruing loans and leases 90 days or more past due totaled $4.3 million at March 31, 2005 compared to $5.2 million at December 31, 2004.

Our nonperforming assets are summarized in the following table:

	March 31, 2005	December 31, 2004
	(dollars in thousands)
Nonaccrual loans and leases	$11,497	$9,933
Restructured loans and leases	144	210

Total nonperforming loans and leases	11,641	10,143
Other real estate owned (OREO)	933	1,229

Total nonperforming assets	$12,574	$11,372

Accruing loans and leases 90 days or more past due	$4,294	$5,160

Nonperforming loans and leases to total loans and leases	0.25%	0.22%
Nonperforming assets to total loans, leases and OREO	0.27	0.25
Nonperforming assets and accruing loans and leases 90
days or more past due to total loans, leases and OREO	0.36	0.36

Reserve for Credit Losses.   At March 31, 2005, the reserve for credit losses was $64.5 million, an increase of $3.0 million or 4.8% from the balance of $61.5 million at December 31, 2004. The reserve for credit losses as a percentage of total loans and leases was 1.38% at March 31, 2005 compared to 1.35% at December 31, 2004. Our reserve for credit losses to nonperforming loans and leases ratio decreased to 553.76% at March 31, 2005 from 606.27% at December 31, 2004.

Activity in the reserve for credit losses for the following periods is shown in the following table:

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Balance at beginning of period	$61,490	$58,906
Charge-offs:
Commercial and other	165	1,297
Commercial real estate	—	—
Agricultural	13	5
Residential real estate	252	189
Consumer	470	604

Total charge-offs	900	2,095
Recoveries:
Commercial and other	102	99
Commercial real estate	316	1
Agricultural	6	3
Residential real estate	2	57
Consumer	135	86

Total recoveries	561	246

Net charge-offs	339	1,849
Provision for credit losses	3,312	2,943

Balance at end of period	$64,463	$60,000

Components:
Reserve for loan losses	60,905	60,000
Reserve for unfunded credit commitments (1)	3,558	—

Reserve for credit losses	64,463	60,000
Average loans and leases	$4,568,704	$3,946,498
Annualized net charge-offs to average loans and leases	0.03%	0.19%

Reserve for loan losses as a percentage of:
Period-end loans and leases	1.30%	1.49%
Nonperforming loans and leases	523.19	326.96
Nonperforming assets	484.39	272.47
Reserve for credit losses as a percentage of:
Period-end loans and leases	1.38%	1.49%
Nonperforming loans and leases	553.76	326.96
Nonperforming assets	512.69	272.47
_________________
(1)	Effective December 31, 2004, we reclassified the portion of the reserve for loan losses related to unfunded loan commitments and letters of credit to other liabilities.

Securities.   Our investment portfolio, including available-for-sale securities and held-to-maturity securities, was $1.2 billion at March 31, 2005 and December 31, 2004. During the first quarter of 2005, we reinvested all of the $109.6 million in proceeds from matured securities in obligations of state and political subdivisions and mortgage-backed securities, most of which were adjustable rate.

Deposits.   Total deposits increased to $4.3 billion at March 31, 2005 from $4.2 billion at December 31, 2004. Noninterest bearing deposits decreased $67.7 million or 8.2% to $758.1 million at March 31, 2005 from $825.8 million at December 31, 2004. This decrease is an annual seasonal occurrence. Interest bearing deposits increased $124.5 million to $3.5 billion at March 31, 2005 from $3.4 billion December 31, 2004 primarily as the result of an increase of $102.9 million in deposits acquired through brokers.

Borrowings.   Short-term borrowings, which include federal funds and repurchase agreements (which generally mature within one to 60 days of the transaction date), treasury tax and loan notes (which generally mature within one to 30 days), Federal Home Loan Bank (“FHLB”) advances (which mature within one year), and advances under an unsecured revolving credit facility agreement, increased $37.9 million or 3.8% to $1.0 billion at March 31, 2005 from $988.5 million at December 31, 2004. The increased use of short-term borrowings as a funding source was the result of our loan growth outpacing our deposit growth in the first three months of 2005.

Long-term debt.   At March 31, 2005, long-term debt consisted of senior notes, junior subordinated deferrable interest debentures, FHLB advances and installment promissory notes. The $19.0 million in senior notes are unsecured, bear interest at a rate of 8.47% and mature on November 1, 2006. The junior subordinated deferrable interest debentures were issued in 2001 in connection with the issuance by the Company of $76.5 million of mandatorily redeemable preferred securities in two separate transactions. In February 2001, the Company issued $16.5 million of 10.2% Capital Securities through Bremer Statutory Trust I (“BST”), and in May 2001, the Company issued $60.0 million of 9.0% Cumulative Capital Securities through Bremer Capital Trust I (“BCT”). The proceeds of both of these offerings, combined with the $2.4 million in proceeds from the sale by BST and BCT to the parent of their common securities, were invested by BST and BCT in junior subordinated deferrable interest debentures (“debentures”) of the parent company. The debentures mature not earlier than July 15, 2006 and not later than July 15, 2031. At March 31, 2005, the $76.5 million in Capital Securities qualified as Tier I capital under guidelines of the Federal Reserve. FHLB advances decreased to $270.8 million at March 31, 2005 from $281.8 at December 31, 2004. The installment promissory notes mature in 2007.

Capital Management.   The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board’s implementation of FDICIA defines “well-capitalized” institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. We have maintained our capital at the “well-capitalized” level in each of these categories in the past and expect to do so in the future. The capital ratios of the Subsidiary Banks in each of these categories met or exceeded the “well-capitalized” ratios as of March 31, 2005.

The following table compares our consolidated capital ratios with the minimum requirements for well-capitalized and adequately capitalized banks as of March 31, 2005:

	March 31, 2005	December 31, 2004	Minimum Requirements
			Well Capitalized	Adequately Capitalized
Tier I capital to risk-weighted assets	10.13%	10.13%	6.00%	4.00%
Total capital to risk-weighted assets	11.38	11.38	10.00	8.00
Tier I capital to average tangible assets	8.21	8.21	5.00	4.00

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

Our primary source of funding is through the acquisition and retention of funds in the local markets we serve. This in-market funding provides a historically stable source of funding. The combination of in-market funding and capital funded 84% of average total assets during the first three months of 2005. Although we prefer to fund the balance sheet with in-market funding sources, another source of liquidity is our ready access to regional and national wholesale funding markets, including FHLB advances, brokered deposits, and federal funds purchased. As of March 31, 2005, we had short term and long term borrowings from the FHLB in the amount of $729.9 million. In order to secure those borrowings, we had pledged $1.9 billion in loan assets to the FHLB. In addition to the amounts borrowed as of March 31, 2005, we had the capacity to borrow an additional $227.6 million from the FHLB without the need to provide additional collateral. In the brokered deposit market, we maintain relationships with six major securities dealers that function as intermediaries between investors and banks in the national market for FDIC-insured time savings certificates. Our deposit balances at March 31, 2005 include $168.2 million acquired through these broker sources, and we have the capacity to add significant additional funding from these sources as needed. As our loan growth continued to exceed our local market deposit growth during the first three months of 2005, our use of wholesale funding markets increased. Our liquidity management plans for 2005 include the development of new deposit products and programs, which are expected to increase local market deposit growth, and the securitization of certain home equity loan assets. As of March 31, 2005, we also had available $15.0 million of borrowing capacity under an unsecured credit facility. As of March 31, 2005, there were no advances outstanding under this facility. This credit facility is used primarily for contingency purposes.

Commitments and Contingencies.   There have been no material changes in our outstanding commitments and contingencies since those reported at December 31, 2004 in our Annual Report on Form 10-K for 2004.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2004 in the Annual Report on Form 10-K for 2004.

Item 4.   Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2005, of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). “Disclosure controls and procedures” include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.   Exhibits

(a)	The Company is filing the following exhibits with this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2005	BREMER FINANCIAL CORPORATION

By:	/s/ Stan K. Dardis

Stan K. Dardis
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stuart F. Bradt

Stuart F. Bradt
Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Description	of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.