Form 10-Q
period 2005-06-30
BREMER FINANCIAL CORP
filed 2005-08-12
CIK 846616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________________ to _________________________

Commission file number   0-18342

Bremer Financial Corporation
(Exact name of registrant as specified in its charter)

Minnesota	41-0715583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        As of August 10, 2005, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(dollars in thousands, except per share amounts)

	Three months ended June 30,			Six months ended June 30,
	2005	2004	Change	2005	2004	Change
Operating Results:
Total interest income	$87,436	$68,678	27.31%	$167,822	$135,826	23.56%
Total interest expense	32,312	21,245	52.09	59,331	42,634	39.16

Net interest income	55,124	47,433	16.21	108,491	93,192	16.42
Provision for loan losses	2,430	943	157.69	5,709	3,886	46.91

Net interest income after provision for loan losses	52,694	46,490	13.34	102,782	89,306	15.09
Noninterest income	19,435	19,388	0.24	38,228	39,728	(3.78)
Noninterest expense	46,350	43,226	7.23	90,424	84,584	6.90

Income before income tax expense	25,779	22,652	13.80	50,586	44,450	13.80
Income tax expense	8,997	7,706	16.75	17,622	15,106	16.66

Net income	$16,782	$14,946	12.29%	$32,964	$29,344	12.34%

Net income per share	$1.40	$1.25	12.29%	$2.75	$2.45	12.34%
Dividends paid per share	0.50	0.45	11.11	1.00	0.90	11.11

Tax equivalent net interest income	$57,395	$49,500	15.95%	$112,962	$97,331	16.06%
Net (recoveries) charge-offs	(133)	(345)	(61.45)	206	1,504	(86.30)

Selected Financial Ratios:
Return on average assets	1.07%	1.04%	0.03%	1.07%	1.04%	0.03%
Return on average equity (1)	12.99	12.58	0.41	12.92	12.51	0.41
Average equity to average assets (1)	8.22	8.26	(0.04)	8.27	8.28	(0.01)
Net interest margin (2)	3.86	3.66	0.20	3.88	3.66	0.22
Operating efficiency ratio (3)	60.33	62.75	(2.42)	59.81	61.71	(1.90)
Net charge-offs to average loans and leases	(0.01)	(0.03)	0.02	0.01	0.07	(0.06)

	June 30, 2005	June 30, 2004		December 31, 2004	Change
Balance Sheet Data:
Total assets	$6,450,716	$5,870,480	9.88%	$6,141,519	5.03%
Securities (4)	1,224,643	1,237,419	(1.03)	1,193,446	2.61
Loans and leases (5)	4,831,149	4,280,321	12.87	4,541,993	6.37
Total deposits	4,471,391	4,037,001	10.76	4,210,096	6.21
Short-term borrowings	1,026,558	891,244	15.18	988,457	3.85
Long-term debt	369,246	426,929	(13.51)	380,700	(3.01)
Total shareholders’ equity and redeemable
Class A common stock	524,983	475,643	10.37	504,191	4.12
Per share book value of common stock	43.75	39.64	10.37	42.02	4.12

Asset Quality:
Reserve for loan losses	$63,468	$61,288	3.56%	$57,965	9.49%
Nonperforming assets	12,403	18,045	(31.27)	11,372	9.07
Nonperforming assets to total loans, leases
and OREO	0.26%	0.42%	(0.16)%	0.25%	0.01%
Reserve for loan losses to nonperforming loans
and leases	582.68	409.95	172.73	571.51	11.17
Reserve for loan losses to total loans and leases	1.31	1.43	(0.12)	1.28	0.03

_________________
(1)	Calculation includes shareholders’ equity and redeemable class A common stock.
(2)	Tax-equivalent basis (TEB).
(3)	Noninterest expense as a percentage of tax-equivalent net interest income and noninterest income.
(4)	Includes securities held-to-maturity and securities available-for-sale.
(5)	Net of unearned discount and includes nonaccrual loans and leases.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
SUMMARY BALANCE SHEET AND INCOME STATEMENT
(dollars in thousands)

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)
Summary Average Balance Sheet:
Total loans and leases (2)	$4,724,911	6.56%	$4,129,993	5.72%	$4,647,239	6.42%	$4,038,246	5.75%
Total securities (3)	1,215,262	4.06	1,295,194	3.71	1,208,445	4.04	1,294,012	3.78
Total other earning assets	17,825	2.50	16,385	1.28	17,911	2.07	14,658	1.33

Total interest earning assets (4)	$5,957,998	6.04%	$5,441,572	5.23%	$5,873,595	5.92%	$5,346,916	5.26%
Total noninterest earning assets	348,313		344,023		350,829		350,315

Total assets	$6,306,311		$5,785,595		$6,224,424		$5,697,231

Noninterest bearing deposits	$773,957		$723,841		$769,169		$704,955
Interest bearing deposits	3,624,484	2.24%	3,314,223	1.47%	3,535,448	2.08%	3,298,560	1.50%
Short-term borrowings	965,913	2.69	793,810	1.19	977,916	2.43	723,761	1.18
Long-term debt	369,449	6.04	434,717	6.25	370,180	6.05	447,435	6.22

Total interest bearing liabilities	$4,959,846	2.61%	$4,542,750	1.88%	$4,883,544	2.45%	$4,469,756	1.92%
Other noninterest bearing liabilities	54,263		41,186		56,974		50,835
Minority interest	150		150		150		150
Total shareholders’ equity and
redeemable Class A common stock	518,095		477,668		514,587		471,535

Total liabilities and equity	$6,306,311		$5,785,595		$6,224,424		$5,697,231

	Three months ended June 30,				Six months ended June 30,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Summary Income Statement:
Total interest income	$87,436	$68,678	$18,758	27.31%	$167,822	$135,826	$31,996	23.56%
Total interest expense	32,312	21,245	11,067	52.09	59,331	42,634	16,697	39.16

Net interest income	55,124	47,433	7,691	16.21	108,491	93,192	15,299	16.42
Provision for loan losses	2,430	943	1,487	157.69	5,709	3,886	1,823	46.91

Net interest income after provision
for loan losses	52,694	46,490	6,204	13.34	102,782	89,306	13,476	15.09
Service charges	7,674	7,823	(149)	(1.90)	14,977	15,095	(118)	(0.78)
Insurance	2,175	2,132	43	2.02	5,446	4,915	531	10.80
Investment management and trust fees	2,882	2,745	137	4.99	5,729	5,364	365	6.80
Brokerage	1,860	1,781	79	4.44	3,444	3,316	128	3.86
Gain on sale of loans	3,304	3,166	138	4.36	5,329	5,427	(98)	(1.81)
Gain on sale of securities	—	18	(18)	(100.00)	—	2,068	(2,068)	(100.00)
Other	1,540	1,723	(183)	(10.62)	3,303	3,543	(240)	(6.77)

Total noninterest income	19,435	19,388	47	0.24	38,228	39,728	(1,500)	(3.78)
Salaries and wages	21,892	20,489	1,403	6.85	42,408	39,995	2,413	6.03
Employee benefits	6,258	5,542	716	12.92	12,917	11,144	1,773	15.91
Occupancy	3,066	3,002	64	2.13	6,312	6,061	251	4.14
Furniture and equipment	2,915	2,524	391	15.49	5,797	5,154	643	12.48
Data processing fees	2,849	2,704	145	5.36	5,576	5,343	233	4.36
FDIC premiums and examination fees	445	457	(12)	(2.63)	951	920	31	3.37
Amortization of intangibles	650	684	(34)	(4.97)	1,300	1,369	(69)	(5.04)
Other	8,275	7,824	451	5.76	15,163	14,598	565	3.87

Total noninterest expense	46,350	43,226	3,124	7.23	90,424	84,584	5,840	6.90

Income before income tax expense	25,779	22,652	3,127	13.80	50,586	44,450	6,136	13.80
Income tax expense	8,997	7,706	1,291	16.75	17,622	15,106	2,516	16.66

Net income	$16,782	$14,946	$1,836	12.29%	$32,964	$29,344	$3,620	12.34%

_____________________
(1)

Calculation is based on interest income including $2,271 and $2,067 for the three months ended June 30, 2005 and June 30, 2004 and $4,471 and $4,139 for the six months ended June 30, 2005 and June 30, 2004 to adjust to a fully taxable basis using the federal statutory rate of 35%.

(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on securities available-for-sale.
(4)	Before deducting the reserve for loan losses.

BREMER FINANCIAL CORPORATION

FORM 10-Q
QUARTER ENDED JUNE 30, 2005

INDEX

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	26

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.	27

Item 6.	Exhibits.	27

Signatures		28

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and due from banks	$198,839	$203,930
Investment securities available-for-sale
(cost: 06/30/05 – $1,019,766; 12/31/04 – $1,003,307)	1,015,747	997,900
Investment securities held-to-maturity
(fair value: 06/30/05 – $217,118; 12/31/04 – $202,767)	208,896	195,546
Loans and leases	4,831,149	4,541,993
Reserve for loan losses	(63,468)	(57,965)

Net loans and leases	4,767,681	4,484,028
Interest receivable	38,502	36,901
Premises and equipment, net	85,423	83,914
Other intangibles	13,747	15,391
Other assets	37,655	39,683
Goodwill	84,226	84,226

Total assets	$6,450,716	$6,141,519

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$803,465	$825,755
Interest bearing deposits	3,667,926	3,384,341

Total deposits	4,471,391	4,210,096
Federal funds purchased and repurchase agreements	537,831	524,432
Other short-term borrowings	488,727	464,025
Long-term debt	369,246	380,700
Accrued expenses and other liabilities	58,388	57,925

Total liabilities	5,925,583	5,637,178
Minority interests	150	150
Redeemable class A common stock, 960,000 shares
issued and outstanding	41,998	40,335
Shareholders’ equity
Common stock
Class A, no par, 12,000,000 shares authorized;
240,000 shares issued and outstanding	57	57
Class B, no par, 10,800,000 shares authorized,
issued and outstanding	2,562	2,562
Retained earnings	483,684	464,398
Accumulated other comprehensive (loss) income	(3,318)	(3,161)

Total shareholders’ equity	482,985	463,856

Total liabilities and shareholders’ equity	$6,450,716	$6,141,519

See notes to condensed consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Interest income
Loans and leases, including fees	$76,193	$57,792	$145,781	$113,626
Securities	11,132	10,833	21,857	22,103
Federal funds sold	95	28	152	48
Other	16	25	32	49

Total interest income	87,436	68,678	167,822	135,826
Interest expense
Deposits	20,280	12,144	36,435	24,568
Federal funds purchased and repurchase agreements	3,199	1,396	5,644	2,754
Other short-term borrowings	3,268	948	6,137	1,476
Long-term debt	5,565	6,757	11,115	13,836

Total interest expense	32,312	21,245	59,331	42,634

Net interest income	55,124	47,433	108,491	93,192
Provision for loan losses	2,430	943	5,709	3,886

Net interest income after provision for credit losses	52,694	46,490	102,782	89,306
Noninterest income
Service charges	7,674	7,823	14,977	15,095
Insurance	2,175	2,132	5,446	4,915
Investment management and trust fees	2,882	2,745	5,729	5,364
Brokerage	1,860	1,781	3,444	3,316
Gain on sale of loans	3,304	3,166	5,329	5,427
Gain on sale of securities	—	18	—	2,068
Other	1,540	1,723	3,303	3,543

Total noninterest income	19,435	19,388	38,228	39,728
Noninterest expense
Salaries and wages	21,892	20,489	42,408	39,995
Employee benefits	6,258	5,542	12,917	11,144
Occupancy	3,066	3,002	6,312	6,061
Furniture and equipment	2,915	2,524	5,797	5,154
Data processing fees	2,849	2,704	5,576	5,343
FDIC premiums and examination fees	445	457	951	920
Amortization of intangibles	650	684	1,300	1,369
Other	8,275	7,824	15,163	14,598

Total noninterest expense	46,350	43,226	90,424	84,584

Income before income tax expense	25,779	22,652	50,586	44,450
Income tax expense	8,997	7,706	17,622	15,106

Net income	$16,782	$14,946	$32,964	$29,344

Per common share amounts:
Net income-basic and diluted	$1.40	$1.25	$2.75	$2.45
Dividends paid	0.50	0.45	1.00	0.90

See notes to condensed consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Retained Earnings	Total
	Class A	Class B
For the Six Months ended June 30, 2004

Balance, December 31, 2003	$57	$2,562	$1,083		$426,331	$430,033
Comprehensive income
Net income				$29,344	29,344	29,344
Other comprehensive income, net of tax:
Net unrealized losses on securities:
Unrealized holding losses arising during the period,
net of tax of $6,058			(9,087)	(9,087)
Less: Reclassified adjustment for gains included in
income, net of tax of $827			(1,241)	(1,241)

Other comprehensive income (loss)			(10,328)	(10,328)		(10,328)

Comprehensive income				$19,016

Dividends, $.90 per share					(10,800)	(10,800)
Allocation of net income and other comprehensive income
in excess of dividends to redeemable class A common stock			826		(1,484)	(658)

Balance, June 30, 2004	$57	$2,562	$(8,419)		$443,391	$437,591

For the Six Months Ended June 30, 2005

Balance, December 31, 2004	$57	$2,562	$(3,161)		$464,398	$463,856
Comprehensive income
Net income				$32,964	32,964	32,964
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding gains arising during the period,
net of tax of $555			833	833
Net unrealized losses on derivatives and hedging activities:
Unrealized holding losses arising during the period, net of
tax of $670			(1,004)	(1,004)

Other comprehensive income (loss)			(171)	(171)		(171)

Comprehensive income				$32,793

Dividends, $1.00 per share					(12,000)	(12,000)
Allocation of net income and other comprehensive income
in excess of dividends to redeemable class A common stock			14		(1,678)	(1,664)

Balance, June 30, 2005	$57	$2,562	$(3,318)		$483,684	$482,985

See notes to condensed consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$32,964	$29,344
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	5,709	3,886
Depreciation and amortization	6,694	8,971
Gain on sale of securities	—	(2,068)
Other assets and liabilities, net	(2,079)	(11,743)
Gain on sale of loans	(5,329)	(5,427)
Proceeds from loans originated for sale	198,451	212,197
Loans originated for sale	(199,238)	(200,971)

Net cash provided by operating activities	37,172	34,189
Cash flows from investing activities
Purchases of available-for-sale investment securities	(198,634)	(198,771)
Purchases of held-to-maturity securities	(24,358)	(23,875)
Proceeds from maturities of available-for-sale investment securities	178,764	154,320
Proceeds from maturities of held-to-maturity securities	11,076	12,224
Proceeds from sales of available-for-sale investment securities	1,075	114,738
Proceeds from sales of other real estate owned	1,753	1,358
Loans and leases, net	(283,246)	(323,609)
Purchase of premises and equipment	(4,635)	(2,670)

Net cash used in investing activities	(318,205)	(266,285)
Cash flows from financing activities
Noninterest bearing deposits, net	(22,290)	(33,089)
Savings, NOW and money market accounts, net	(70,911)	28,633
Certificates of deposits, net	354,496	(9,519)
Federal funds purchased and repurchase agreements,net	13,399	(76,401)
Other short-term borrowings, net	24,702	328,287
Repayments of long-term debt	(11,454)	(33,229)
Common stock dividends paid	(12,000)	(10,800)

Net cash provided by financing activities	275,942	193,882

Net decrease in cash and due from banks	(5,091)	(38,214)
Cash and due from banks at beginning of period	203,930	195,165

Cash and due from banks at end of period	$198,839	$156,951

Supplemental disclosures of cash flow information
Cash paid for interest	$55,618	$43,174
Cash paid for income taxes	11,762	14,824

See notes to condensed consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended June 30, 2005 and 2004 (unaudited)

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

Note C:   Interim Period Adjustments

The condensed consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and which are necessary for a fair statement of the financial position, results of operations, and cash flows for the unaudited interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

Note D:   Earnings Per Share Calculations

Basic and diluted earnings per common share have been computed using 12,000,000 common shares outstanding for all periods. The Company does not have any dilutive securities.

Note E:   Securities

Investment securities classified as held-to-maturity are valued at amortized historical cost. Investment securities classified as available-for-sale are valued at fair value. Unrealized holding gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. A portion of the unrealized holding gains and losses is allocated to redeemable class A common stock. Gains or losses on available-for-sale investment securities are computed based on the amortized cost of the specific securities when sold. Management periodically evaluates investment securities for other than temporary declines in fair value. There were no investment securities which management identified to be other-than-temporarily impaired for the period ended June 30, 2005.

The following table provides the gross unrealized losses and fair value, aggregated by investment category, and the length of time the individual securities have been in a continuous unrealized loss position at June 30:

	2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$109	$1	$—	$—	$109	$1
Obligations of U.S. government agencies	40,098	180	50,221	317	90,319	497
Obligations of state
and political subdivisions	4,783	15	7,881	91	12,664	106
Mortgage-backed securities	206,487	1,653	392,138	3,696	598,625	5,349
Other securities	98	2	—	—	98	2

Total	$251,575	$1,851	$450,240	$4,104	$701,815	$5,955

We pledge certain investment securities as collateral to secure public deposits and for other purposes.

Note F:   Reserve for Loan Losses

At June 30, 2005, the reserve for loan losses was $63.5 million, an increase of $5.5 million or 9.5% from the balance of $58.0 million at December 31, 2004. The changes in the loan reserve are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Balance at beginning of period	$60,905	$60,000	$57,965	$58,906
Charge-offs:
Commercial and other	116	444	281	1,741
Commercial real estate	25	39	25	39
Agricultural	—	15	13	20
Residential real estate	137	213	389	402
Consumer	523	391	993	995

Total charge-offs	801	1,102	1,701	3,197
Recoveries:
Commercial and other	740	43	842	142
Commercial real estate	1	1,160	317	1,161
Agricultural	6	31	12	34
Residential real estate	10	17	12	74
Consumer	177	196	312	282

Total recoveries	934	1,447	1,495	1,693

Net (recoveries) charge-offs	(133)	(345)	206	1,504
Provision for loan losses	2,430	943	5,709	3,886

Balance at end of period	$63,468	$61,288	$63,468	$61,288

Note G:   Redeemable Class A Common Stock

At June 30, 2005, 960,000 shares of redeemable class A stock were issued and outstanding. At June 30, 2005, these shares were subject to redemption at a price of $43.75 per share, which approximated book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. The employee holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances, including death, permanent disability or retirement, while the Company has the option to purchase the shares from holders upon the occurrence of certain events, which include death, retirement or termination of the employee’s employment. It is the Company’s current intent that these 960,000 shares will continue to be held by employees, directors and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation. During the period from January 1, 2005 through June 30, 2005, the Company did not directly purchase any shares of class A common stock but assigned to various parties the Company’s options that arose during that period to purchase a total of 85,903.4454 shares. These options were assigned to the Bremer Financial Corporation Employee Stock Ownership Plan (“ESOP”) (6,793.3314 shares), the Bremer Banks Profit Sharing Plus Plan (51,237.1140 shares), and executives and directors under the Executive Stock Purchase Plan (27,873.0000 shares). To the Company’s knowledge, shares purchased by these parties upon exercise of these assigned options were the only transfers of shares of class A common stock effected during the period from January 1, 2005 through June 30, 2005.

Note H:   Goodwill and Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles, and other intangibles. The remaining unamortized balances at June 30, 2005 and 2004 were $98.0 million and $101.1 million, respectively. The core deposit and other intangibles have remaining amortization lives of five to seven years. Goodwill is not amortized but is tested regularly for impairment. Management performed its annual impairment test on its goodwill assets in December 2004. No impairment loss was recorded as a result of that test and no events or changes in circumstances have occurred since that test that would indicate that assets might be impaired.

The following table presents relevant information about the Company’s amortized intangible assets:

	As of June 30, 2005			As of June 30, 2004
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit premium	$21,313	$10,716	$10,597	$21,313	$8,411	$12,902
Mortgage servicing rights (1)	3,753	2,516	1,236	4,459	2,582	1,877
Other	4,322	2,408	1,914	4,400	2,258	2,142

Total	$29,388	$15,640	$13,747	$30,172	$13,251	$16,921

_________________
(1)	Accumulated amortization of mortgage servicing rights includes the related valuation allowance of $353 thousand in 2005 and $732 thousand in 2004.

The Company recorded aggregate intangible amortization expense of $1.3 million for the six-month period ended June 30, 2005 and $1.4 million for the six-month period ended June 30, 2004. The estimated amortization expense for each of the next five years is approximately $2.2 million.

Goodwill was $84.2 million at June 30, 2005 and June 30, 2004.

Note I:   Employee Benefit Plans

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

Net benefit plan expense for the above plans as actuarially determined for the three months and six months ended June 30, 2005 and 2004 included the following components:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands)
Service cost	$980	$946	$156	$146	$1,960	$1,884	$313	$282
Interest cost	996	921	99	91	1,993	1,835	198	175
Expected return on assets	(1,359)	(1,190)	—	—	(2,719)	(2,370)	—	—
Prior service cost amortization	4	15	(3)	(3)	8	30	(6)	(6)
Net loss/(gain) amortization	271	275	20	6	542	547	39	26

Net periodic benefit cost	$892	$967	$272	$240	$1,784	$1,926	$544	$477

The Company expects to contribute approximately $4.5 million to the retirement and postretirement plans in 2005. No contributions were made to these plans during the six months ended June 30, 2005.

Note J:   Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which provides guidance on recognizing other-than-temporary impairments on certain investments. EITF No. 03-1 is effective for other-than-temporary impairment evaluations for investments accounted for under Statements of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. EITF No. 03-1 requires that investments which have declined in value must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. EITF No. 03-1 also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. EITF No. 03-1 does not suspend the current requirements for other-than-temporary impairments under Staff Accounting Bulletin No. 59. In September 2004, FASB issued proposed FASB Staff Position (“FSP”) EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” which provides further guidance regarding this issue. In September, FASB also issued proposed FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF No. 03-1,” which defers the effective date of certain paragraphs of EITF Issue 03-1.

In June 2005, the FASB Board decided that the proposed FSP EITF No. 03-1-a will be issued as final. The final FSP, retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005 and is expected to be released during the third quarter.

Note K:   Off-Balance Sheet Commitments, Contingencies and Contractual Obligations

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following table represents the outstanding obligations:

	June 30, 2005	December 31, 2004
	(in thousands)
Standby letters of credit	$51,527	$52,772
Commercial letters of credit	57,565	47,772
Loan commitments	1,619,776	1,386,761

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

The Company’s potential exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The credit risk associated with letters of credit and loan commitments is substantially the same as extending credit in the form of a loan; therefore, the same credit policies apply in evaluating potential letters of credit or loan commitments. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation. The type of collateral held varies, but includes real estate, accounts receivable, inventory and productive assets.

The Company is routinely involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the Company’s consolidated financial position or operations.

The Company enters into contractual obligations in the ordinary course of business, including long-term debt issuance for the funding of operations and leases for premises and equipment. In connection with the expected issuance of $60 million of floating rate long term debt in a trust preferred securities pool transaction scheduled for June 2006, the Company entered into a forward starting interest rate swap in April 2005 to effectively convert the floating rate interest payments on the expected debt issuance to a fixed rate for 10 years. At June 30, 2005, the estimated fair value of the interest rate swap was $(1.7) million. This unrealized loss, which is recorded on the balance sheet in other liabilities, has been excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. There have been no other significant changes to the contractual obligations reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Reserve for Loan Losses.   In general, determining the amount of the reserve for loan losses requires the use of significant judgment and estimates by management. We maintain a reserve for loan losses to absorb probable losses in the loan and lease portfolio as of the reporting date based on a quarterly analysis of the portfolio and expected future losses.

Investment Securities.   Investments in marketable equity and debt securities are classified into three categories – held-to-maturity, available-for-sale, or trading – pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of June 30, 2005, no investments were classified as trading securities. Held-to-maturity securities, which are valued at amortized historical cost, represent investments for which we have the ability and intent to hold to maturity. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. A portion of the unrealized holding gains and losses is allocated to redeemable class A common stock. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Management periodically evaluates investment securities for other than temporary declines in fair value. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other than temporary are written down to current market value and included in earnings as realized losses in the period the securities are deemed to be impaired. The initial indicator of impairment is a sustained decline in market price below the amount recorded for the investment. We consider the length of time and the extent to which market value has been less than cost, the cause of the price decline, the extent to which the price decline is due to the general level of interest rates or other issuer specific factors, the issuer’s financial condition and ability to make future payments in a timely manner, and our investment horizon. Our analysis as of June 30, 2005 indicates that our unrealized losses were caused by market interest rate increases. We intend to hold these investments until a recovery of fair value, which may be at maturity, and, as a result, there were no investment securities which management identified to be other-than-temporarily impaired for the period ended June 30, 2005. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

Goodwill and Other Intangible Assets.   SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, SFAS No. 147, “Acquisitions of Certain Financial Institutions,” establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At June 30, 2005, we had $84.2 million of goodwill, which is not subject to periodic amortization, and $13.7 million in other intangible assets, which is subject to periodic amortization. The largest component of our other intangible assets at June 30, 2005 consisted of core deposit premiums of $10.6 million. The core deposit premiums are being amortized over an estimated deposit life of 10 years from the date of acquisition. Other intangibles are being amortized on the basis of estimated remaining life.

We performed the annual impairment tests on our goodwill assets in December 2004. No events or changes in circumstances have occurred since that test that would indicate that such assets might be impaired, and we have concluded that the recorded value of goodwill was not impaired as of June 30, 2005. There are many assumptions and estimates underlying the determination of impairment. Impairment testing is based on a determination of the value of each reporting unit, using readily available market and earnings data for comparable publicly-traded organizations within the same time period, and comparing that calculation of value to the current book value of the unit. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and our goodwill is impaired, which would result in us recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Our accounting policies for the reserve for loan losses, investment securities, goodwill and other intangible assets, retirement plans, and income taxes are outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. We believe that there have been no significant changes to the methods described in that Annual Report for making the estimates and judgments necessary to apply these policies.

Overview

Earnings.   We reported net income of $16.8 million or $1.40 in basic and diluted earnings per share for the second quarter of 2005. This compares to $14.9 million or $1.25 in basic and diluted earnings per share in the second quarter of 2004. On a year-to-date basis through June 30, 2005, net income was $33.0 million, compared to $29.3 million earned in the first six months of 2004. Return on average equity was 12.99% for the second quarter of 2005 compared to 12.58% for the same quarter of 2004. On a year-to-date basis, we reported a return on average equity of 12.92%, compared to 12.51% in the first six months of 2004. Return on average assets increased to 1.07% for the quarter and six-month periods ended June 30, 2005 from 1.04% for the quarter and six-month periods ended June 30, 2004.

Results of Operations

Net Interest Income.   Net interest income for the second quarter of 2005 was $55.1 million, an increase of $7.7 million or 16.2% from the $47.4 million reported for the same period a year ago. Our net interest margin increased to 3.86% in the second quarter of 2005 from 3.66% in the second quarter of 2004 while our average loans and leases increased $594.9 million or 14.4% when comparing the same two quarters. On a year-to-date basis, net interest income increased $15.3 million or 16.4% to $108.5 million from $93.2 million in the first six months of 2004, while our net interest margin increased to 3.88% from 3.66% during the same period. The increase in our net interest margin from the quarterly and six-month periods ended June 30, 2004 to the quarterly and six-month periods ended June 30, 2005 is primarily the result of increases in short-term interest rates which began in June 2004. The average yield on our earning assets increased 81 basis points when comparing the second quarter of 2005 with the second quarter of 2004, while the cost of our interest bearing liabilities increased by 73 basis points. The average yield on our earning assets increased 66 basis points when comparing the first six months of 2005 with the first six months of 2004, while the cost of our interest bearing liabilities increased by 53 basis points. Due to the competitiveness of both lending and deposit markets, we do not expect further increases in short-term interest rates to result in improvements in our net interest margin, which declined by 3 basis points when comparing the second quarter of 2005 to the first quarter of 2005.

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest-bearing assets and interest expense on interest-bearing liabilities. In addition, the tables show resultant yields or costs, net interest income, net interest spread, and net interest margin:

	For the Three Months Ended June 30,
	(unaudited)
	2005			2004
	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield

	(dollars in thousands)
Assets
Loans and Leases (2)
Commercial and other	$1,063,550	$16,735	6.31%	$940,904	$12,090	5.17%
Commercial real estate	1,680,492	27,261	6.51	1,414,531	20,753	5.90
Agricultural	483,410	8,062	6.69	460,575	6,367	5.56
Residential real estate	962,433	16,008	6.67	815,705	11,288	5.57
Consumer	365,034	6,036	6.63	348,149	5,457	6.30
Tax-exempt	169,992	3,178	7.50	150,129	2,787	7.47

Total Loans and Leases	4,724,911	77,280	6.56	4,129,993	58,742	5.72
Reserve for loan losses	(62,778)			(61,516)

Net Loans and Leases	4,662,133			4,068,477
Securities (3)
Taxable	1,018,268	8,858	3.49	1,113,319	8,685	3.14
Tax-exempt	196,994	3,458	7.04	181,875	3,265	7.22

Total Securities	1,215,262	12,316	4.06	1,295,194	11,950	3.71
Federal funds sold	13,414	95	2.84	12,050	28	0.93
Other earning assets	4,411	16	1.45	4,335	25	2.32

	17,825	111	2.50	16,385	53	1.28
Total Earning Assets (4)	$5,957,998	$89,707	6.04%	5,441,572	$70,745	5.23%
Cash and due from banks	159,404			151,568
Other non interest earning assets	251,687			253,971

Total Assets	$6,306,311			$5,785,595

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$773,957			$723,841
Interest bearing deposits
Savings and NOW accounts	491,409	$798	0.65%	483,366	$301	0.25%
Other interest bearing checking	269,739	263	0.39	266,205	76	0.11
Money market savings	1,377,422	7,435	2.17	1,488,375	4,837	1.31
Savings certificates	935,138	7,055	3.03	862,847	5,580	2.60
Certificates over $100,000	550,776	4,729	3.44	213,430	1,350	2.54

Total Interest Bearing Deposits	3,624,484	20,280	2.24	3,314,223	12,144	1.47

Total Deposits	4,398,441			4,038,064
Short-term borrowings	965,913	6,467	2.69	793,810	2,344	1.19
Long-term debt	369,449	5,565	6.04	434,717	6,757	6.25

Total Interest Bearing Liabilities	$4,959,846	$32,312	2.61%	$4,542,750	21,245	1.88%
Other noninterest bearing liabilities	54,263			41,186

Total Liabilities	5,788,066			5,307,777
Minority Interest	150			150
Redeemable Class A Common Stock	41,448			38,213
Shareholders’ equity	476,647			439,455

Total Liabilities and Equity	$6,306,311			$5,785,595

Net interest income		$57,395			$49,500

Net interest spread			3.43%			3.35%
Net interest margin			3.86%			3.66%

_________________
(1)  Interest income includes $2,271 in 2005 and $2,067 in 2004 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)  Net of unearned discount and includes nonaccrual loans and leases.
(3)  Excluding net unrealized gain (loss) on available-for-sale securities.
(4)  Before deducting the reserve for loan losses.

	For the Six Months Ended June 30,
	(unaudited)
	2005			2004
	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield

	(dollars in thousands)
Assets
Loans and Leases (2)
Commercial and other	$1,039,772	$31,711	6.15%	$916,156	$23,724	5.21%
Commercial real estate	1,642,657	52,132	6.40	1,378,749	40,618	5.92
Agricultural	474,245	15,208	6.47	441,244	12,375	5.64
Residential real estate	951,672	30,643	6.49	808,150	22,320	5.55
Consumer	369,862	11,961	6.52	345,573	10,923	6.36
Tax-exempt	169,031	6,271	7.48	148,374	5,567	7.55

Total Loans and Leases	4,647,239	147,926	6.42	4,038,246	115,527	5.75
Reserve for loan losses	(61,134)			(60,844)

Net Loans and Leases	4,586,105			3,977,402
Securities (3)
Taxable	1,014,648	17,386	3.46	1,112,838	17,799	3.22
Tax-exempt	193,797	6,797	7.07	181,174	6,542	7.26

Total Securities	1,208,445	24,183	4.04	1,294,012	24,341	3.78
Federal funds sold	13,508	152	2.27	10,335	48	0.93
Other earning assets	4,403	32	1.47	4,323	49	2.28

	17,911	184	2.07%	14,658	97	1.33%
Total Earning Assets (4)	$5,873,595	$172,293	5.92%	$5,346,916	$139,965	5.26%
Cash and due from banks	156,124			152,070
Other non interest earning assets	255,839			259,089

Total Assets	$6,224,424			$5,697,231

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$769,169			$704,955
Interest bearing deposits
Savings and NOW accounts	496,024	$1,467	0.60%	485,767	$587	0.24%
Other interest bearing checking	273,810	485	0.36	264,100	150	0.11
Money market savings	1,385,409	13,634	1.98	1,465,070	9,810	1.35
Savings certificates	917,359	13,355	2.94	871,546	11,348	2.62
Certificates over $100,000	462,846	7,494	3.27	212,077	2,673	2.53

Total Interest Bearing Deposits	3,535,448	36,435	2.08	3,298,560	24,568	1.50

Total Deposits	4,304,617			4,003,515
Short-term borrowings	977,916	11,781	2.43	723,761	4,230	1.18
Long-term debt	370,180	11,115	6.05	447,435	13,836	6.22

Total Interest Bearing Liabilities	$4,883,544	$59,331	2.45%	$4,469,756	$42,634	1.92%
Other noninterest bearing liabilities	56,974			50,835

Total Liabilities	5,709,687			5,225,546
Minority Interest	150			150
Redeemable Class A Common Stock	41,167			37,723
Shareholders’ equity	473,420			433,812

Total Liabilities and Equity	$6,224,424			$5,697,231

Net interest income		$112,962			$97,331

Net interest spread			3.47%			3.35%
Net interest margin			3.88%			3.66%

_________________
(1)  Interest income includes $4,471 in 2005 and $4,139 in 2004 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)  Net of unearned discount and includes nonaccrual loans and leases.
(3)  Excluding net unrealized gain (loss) on available-for-sale securities.
(4)  Before deducting the reserve for loan losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005 vs. 2004			2005 vs. 2004
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans and leases (1)	$8,461	$10,077	$18,538	$17,422	$14,977	$32,399
Taxable securities	(741)	914	173	(1,570)	1,157	(413)
Tax-exempt securities (1)	271	(78)	193	456	(201)	255
Federal funds sold	3	64	67	15	89	104
Other interest earning assets	—	(9)	(9)	1	(18)	(17)

Total interest earning assets	$7,994	$10,968	$18,962	$16,324	$16,004	$32,328

Interest bearing liabilities:
Savings and NOW accounts	$(13)	$510	$497	$(16)	$896	$880
Money market and other interest-bearing checking	(218)	3,003	2,785	(268)	4,427	4,159
Savings certificates	2,638	2,216	4,854	3,838	2,990	6,828
Short-term borrowings	508	3,615	4,123	1,485	6,066	7,551
Long-term debt	(1,014)	(178)	(1,192)	(2,389)	(332)	(2,721)

Total interest-bearing liabilities	1,901	9,166	11,067	2,650	14,047	16,697

Change in net interest income	$6,093	$1,802	$7,895	$13,674	$1,957	$15,631

_________________
(1)

Interest income includes $2,271 and $2,067 for the three months ended June 30, 2005 and June 30, 2004 and $4,471 and $4,139 for the six months ended June 30, 2005 and June 30, 2004 to adjust to a fully taxable basis using the federal statutory rate of 35%.

Provision for Loan Losses.   The provision for loan losses is charged against earnings to maintain the reserve for loan losses at an acceptable level to cover losses inherent in the portfolio as of the reporting date. We recorded net recoveries of $133.3 thousand during the second quarter of 2005 compared to net recoveries of $344.5 thousand for the same period in 2004. We recorded a provision for loan losses of $2.4 million in the second quarter of 2005 compared to $943.1 thousand for the same quarter in 2004. On a year-to-date basis, net charge-offs decreased to $205.7 thousand for the first six months of 2005 compared to $1.5 million for the same period in 2004. The provision for loan losses increased to $5.7 million in the first six months of 2005 from $3.9 million in the first six months of 2004. Our ratio of reserve for loan losses to total loans and leases decreased to 1.31% at June 30, 2005 from 1.43% at June 30, 2004. Our reserve for loan losses to nonperforming loans and leases ratio increased to 582.68% at June 30, 2005 from 409.95% at June 30, 2004. For further discussion related to the allowance for loan losses, see the later section entitled “– Financial Condition – Reserve for Loan Losses.”

Noninterest Income.   Noninterest income was $19.4 million in both the second quarters of 2005 and 2004. On a year-to-date basis, noninterest income declined $1.5 million, or 3.8%, to $38.2 million in 2005 from $39.7 million in 2004. We recorded no investment securities gains during the first six months of 2005, resulting in a decline in noninterest income of $2.1 million from the first six months of 2004.

The following table summarizes the components of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Service charges	$7,674	$7,823	$14,977	$15,095
Insurance	2,175	2,132	5,446	4,915
Investment management and trust fees	2,882	2,745	5,729	5,364
Brokerage	1,860	1,781	3,444	3,316
Gain on sale of loans	3,304	3,166	5,329	5,427
Gain on sale of securities	—	18	—	2,068
Other noninterest income	1,540	1,723	3,303	3,543

Total noninterest income	$19,435	$19,388	$38,228	$39,728

Noninterest Expense.   Noninterest expense increased $3.1 million or 7.2% to $46.4 million in the second quarter of 2005 from $43.2 million in the second quarter of 2004. Increases in personnel costs accounted for approximately 70.0% of the increase in noninterest expenses when comparing the two periods. Exclusive of personnel costs, total noninterest expense increased $1.0 million or 5.8% when comparing the same two periods. On a year-to-date basis, noninterest expense increased $5.8 million, or 6.9%, to $90.4 million in 2005 from $84.6 million in 2004.

The following table summarizes the components of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Salaries and wages	$21,892	$20,489	$42,408	$39,995
Employee benefits	6,258	5,542	12,917	11,144
Occupancy	3,066	3,002	6,312	6,061
Furniture and equipment	2,915	2,524	5,797	5,154
Printing, postage and telephone	1,640	1,507	3,249	3,034
Marketing	1,782	1,650	2,895	2,996
Data processing fees	2,849	2,704	5,576	5,343
Professional fees	843	1,069	1,564	1,992
Other real estate owned	66	62	73	86
FDIC premiums and examination fees	445	458	951	920
Amortization of intangibles	650	685	1,300	1,369
Other noninterest expense	3,944	3,534	7,382	6,490

Total noninterest expense	$46,350	$43,226	$90,424	$84,584

A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing noninterest expense by tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 60.3% for the second quarter of 2005 compared to 62.8% for the second quarter of 2004 and 59.8% for the first six months of 2005 compared to 61.7% for the same period in 2004.

Income Taxes.   The provision for income taxes was $9.0 million for the quarter ended June 30, 2005 compared to $7.7 million for the same period in 2004. On a year-to-date basis, the provision for income taxes increased to $17.6 million for the six months ended June 30, 2005 from $15.1 million for the same period in 2004. Comparing the second quarter of 2005 to the same period in 2004, our overall effective tax rate increased to 34.9% from 34.0%, while on a year-to-date basis, our effective tax rate increased to 34.8% from 34.0% due primarily to an increase in effective state tax rates.

Financial Condition

Loan and Lease Portfolio.   The following table presents the components of our gross loans and lease portfolio:

	At June 30, 2005		At December 31, 2004
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(dollars in thousands)
Commercial	$1,099,045	22.7%	$1,001,508	22.1%
Commercial real estate	1,499,297	31.0	1,432,738	31.5
– Construction	206,916	4.3	145,071	3.2
Agricultural	506,894	10.5	496,019	10.9
Residential real estate	954,140	19.8	910,352	20.0
– Construction	29,412	0.6	30,139	0.7
Consumer	362,865	7.5	362,620	8.0
Tax-exempt	172,580	3.6	163,546	3.6

Total	$4,831,149	100.0%	$4,541,993	100.0%

Our total loan and lease portfolio increased to $4.8 billion at June 30, 2005 from $4.5 billion at December 31, 2004. Commercial loans increased by $97.5 million or 9.7% during the first six months of 2005 and commercial real estate loans increased by $128.4 million or 8.1% during the same period. The growth in commercial and commercial real estate loans is primarily due to increased customer calling activity and is spread fairly equally across all operating regions of the company. Agricultural loans increased by $10.9 million or 2.2% during the first six months of 2005. Residential real estate loans increased by $43.1 million or 4.6%, with most of the increase due to an increase in home equity lines of credit. Consumer loans increased moderately by $244.6 thousand or less than 1.0%, and tax-exempt loans increased $9.0 million or 5.5% during the first six months of 2005. We pledge certain eligible loans as collateral to secure Federal Home Loan Bank (“FHLB”) advances.

Nonperforming Assets.   Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned (“OREO”). Nonperforming assets were $12.4 million at June 30, 2005, an increase of $1.0 million or 9.1% from the $11.4 million level at December 31, 2004. Nonperforming assets as a percentage of total loans, leases and OREO increased slightly to .26% at June 30, 2005 from .25% at December 31, 2004. Accruing loans and leases 90 days or more past due totaled $3.7 million at June 30, 2005 compared to $5.2 million at December 31, 2004.

Our nonperforming assets are summarized in the following table:

	June 30, 2005	December 31, 2004
	(dollars in thousands)
Nonaccrual loans and leases	$10,757	$9,933
Restructured loans and leases	136	210

Total nonperforming loans and leases	10,893	10,143
Other real estate owned (OREO)	1,510	1,229

Total nonperforming assets	$12,403	$11,372

Accruing loans and leases 90 days or more past due	$3,746	$5,160

Nonperforming loans and leases to total loans and leases	0.23%	0.22%
Nonperforming assets to total loans, leases and OREO	0.26	0.25
Nonperforming assets and accruing loans and leases 90 days or more past due to total loans, leases and OREO	0.33	0.36

Reserve for Loan Losses.   At June 30, 2005, the reserve for loan losses was $63.5 million, an increase of $5.5 million or 9.5% from the balance of $58.0 million at December 31, 2004. The growth in our reserve for loan losses during this period is due in large part to an increase in the amount of reserves allocated to $14.4 million of airline lease exposure to major U.S. airlines. Our reserve also increased in conjunction with our loan growth; loans and leases increased to $4.8 billion at June 30, 2005 from $4.5 billion at December 31, 2004. The reserve for loan losses as a percentage of total loans and leases was 1.31% at June 30, 2005 compared to 1.28% at December 31, 2004. Our reserve for loan losses to nonperforming loans and leases ratio increased to 582.68% at June 30, 2005 from 571.51% at December 31, 2004.

Activity in the reserve for loan losses for the following periods is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Balance at beginning of period	60,905	60,000	57,965	58,906
Charge-offs:
Commercial and other	116	444	281	1,741
Commercial real estate	25	39	25	39
Agricultural	—	15	13	20
Residential real estate	137	213	389	402
Consumer	523	391	993	995

Total charge-offs	801	1,102	1,701	3,197

Recoveries:
Commercial and other	740	43	842	142
Commercial real estate	1	1,160	317	1,161
Agricultural	6	31	12	34
Residential real estate	10	17	12	74
Consumer	177	196	312	282

Total recoveries	934	1,447	1,495	1,693

Net (recoveries) charge-offs	(133)	(345)	206	1,504
Provision for loan losses	2,430	943	5,709	3,886

Balance at end of period	$63,468	$61,288	$63,468	$61,288

Average loans and leases	$4,724,911	$4,129,993	$4,647,239	$4,038,246

Annualized net charge-offs to average loans and leases	(0.01)%	(0.03)%	0.01%	0.07%
________________________________

Reserve for loan losses as a percentage of:
Period-end loans and leases	1.31%	1.43%
Nonperforming loans and leases	582.68	409.95
Nonperforming assets	511.72	339.63

Securities.   Our investment portfolio, including available-for-sale securities and held-to-maturity securities, was $1.2 billion at June 30, 2005 and December 31, 2004. During the first six months of 2005, we reinvested all of the $189.8 million in proceeds from matured securities in obligations of state and political subdivisions and mortgage-backed securities. We pledge certain investment securities as collateral to secure public deposits and for other purposes.

Deposits.   Total deposits increased to $4.5 billion at June 30, 2005 from $4.2 billion at December 31, 2004. Noninterest bearing deposits decreased $22.3 million or 2.7% to $803.5 million at June 30, 2005 from $825.8 million at December 31, 2004. This decrease is a typical seasonal occurrence. Interest bearing deposits increased $283.6 million to $3.7 billion at June 30, 2005 from $3.4 billion December 31, 2004 primarily as the result of an increase of $220.5 million in deposits acquired through brokers.

Borrowings.   Short-term borrowings, which include federal funds and repurchase agreements (which generally mature within one to 60 days of the transaction date), treasury tax and loan notes (which generally mature within one to 30 days), FHLB advances (which mature within one year), and advances under an unsecured revolving credit facility agreement, increased $38.1 million or 3.9% to $1.0 billion at June 30, 2005 from $988.5 million at December 31, 2004. The increased use of short-term borrowings as a funding source was the result of our loan growth outpacing our deposit growth in the first six months of 2005.

Long-term debt.   At June 30, 2005, long-term debt consisted of senior notes, junior subordinated deferrable interest debentures, FHLB advances and installment promissory notes. The $19.0 million in senior notes are unsecured, bear interest at a rate of 8.47% and mature on November 1, 2006. The junior subordinated deferrable interest debentures were issued in 2001 in connection with our issuance of $76.5 million of mandatorily redeemable preferred securities in two separate transactions. In February 2001, we issued $16.5 million of 10.2% Capital Securities through Bremer Statutory Trust I (“BST”), and in May 2001, we issued $60.0 million of 9.0% Cumulative Capital Securities through Bremer Capital Trust I (“BCT”). The proceeds of both of these offerings, combined with the $2.4 million in proceeds from the sale by BST and BCT to the parent of their common securities, were invested by BST and BCT in junior subordinated deferrable interest debentures (“debentures”) of the parent company. The debentures mature not earlier than July 15, 2006 and not later than July 15, 2031. At March 31, 2005, the $76.5 million in Capital Securities qualified as Tier I capital under guidelines of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). FHLB advances decreased to $270.5 million at June 30, 2005 from $281.8 at December 31, 2004. The installment promissory notes mature in 2007.

We expect to issue additional junior subordinated debentures in June 2006 in connection with the planned issuance of $60 million of mandatorily redeemable preferred securities. We expect that these mandatorily redeemable preferred securities will be issued on a floating rate basis in a trust preferred pool transaction. We have entered into a forward starting interest rate swap with a notional amount of $60 million and an effective date of June 1, 2006 to effectively convert the floating rate interest payments associated with the anticipated transaction to a fixed rate for ten years. At June 30, 2005, the estimated fair value of the interest rate swap was $(1.7) million. This unrealized loss, which is recorded on the balance sheet in other liabilities, has been excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized.

Capital Management.   The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board’s implementation of FDICIA defines “well-capitalized” institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. We have maintained our capital at the “well-capitalized”level in each of these categories in the past and expect to do so in the future. The capital ratios of the Subsidiary Banks in each of these categories met or exceeded the “well-capitalized” ratios as of June 30, 2005.

The following table compares our consolidated capital ratios with the minimum requirements for well-capitalized and adequately capitalized banks as of June 31, 2005:

			Minimum Requirements
	June 30, 2005	December 31, 2004	Well Capitalized	Adequately Capitalized
Tier I capital to risk-weighted assets	10.00%	10.13%	6.00%	4.00%
Total capital to risk-weighted assets	11.25	11.38	10.00	8.00
Tier I capital to average tangible assets	8.18	8.21	5.00	4.00

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

Our primary source of funding is through the acquisition and retention of funds in the local markets we serve. This in-market funding provides a historically stable source of funding. The combination of in-market funding and capital funded 83.0% of average total assets during the first six months of 2005. Although we prefer to fund the balance sheet with in-market funding sources, another source of liquidity is our ready access to regional and national wholesale funding markets, including FHLB advances, brokered deposits, and federal funds purchased. As of June 30, 2005, we had short term and long term borrowings from the FHLB in the amount of $756.5 million. In order to secure those borrowings, we had pledged $2.1 billion in loan assets to the FHLB. In addition to the amounts borrowed as of June 30, 2005, we had the capacity to borrow an additional $282.1 million from the FHLB without the need to provide additional collateral. In the brokered deposit market, we maintain relationships with six major securities dealers that function as intermediaries between investors and banks in the national market for FDIC-insured time savings certificates. Our deposit balances at June 30, 2005 included $286.8 million acquired through these broker sources, and we have the capacity to add significant additional funding from these sources as needed. As our loan growth continued to exceed our local market deposit growth during the first six months of 2005, our use of wholesale funding markets increased. Our liquidity management plans for 2005 include the development of new deposit products and programs, which are expected to increase local market deposit growth, and the securitization of certain home equity loan assets. As of June 30, 2005, we also had available $15.0 million of borrowing capacity under an unsecured credit facility. As of June 30, 2005, there were no advances outstanding under this facility. This credit facility is used primarily for contingency purposes.

Commitments and Contingencies.   In connection with the expected issuance of $60 million of floating rate long term debt in a trust preferred securities pool transaction scheduled for June 2006, we entered into a forward starting interest rate swap in April 2005 to effectively convert the floating rate interest payments on the expected debt issuance to a fixed rate for 10 years. There have been no other material changes in our outstanding commitments and contingencies since those reported at December 31, 2004 in our Annual Report on Form 10-K for 2004.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2004 in the Annual Report on Form 10-K for 2004.

Item 4.    Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2005, of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). “Disclosure controls and procedures” include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)	The Company held its annual meeting of shareholders on April 26, 2005. At the meeting, 62.3% of the outstanding shares of the Company’s class A common stock was represented in person or by proxy.

(b)	The Company solicited proxies for the annual meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s solicitation.

The nominees for the Board of Directors consisted of all directors serving as such at the time of the annual meeting, and all such nominees were re-elected as directors. The directors elected were Terry M. Cummings, Stan K. Dardis, William H. Lipschultz, Charlotte S. Johnson, Daniel C. Reardon, Sherman Winthrop (who subsequently passed away on June 6, 2005), Ronald James and Terrence W. Glarner.

(c)	The first matter to be voted upon was a proposal to fix the number of directors at not less than four (4) nor more than ten (10). This proposal was passed as follows: 745,459.4108 votes for, 0 votes against and 1,698.5016 votes abstained.

The second matter voted upon was the election of directors. The votes cast were as follows: 744,905.3167 votes for all nominees; 266.0000 votes for all nominees except Charlotte S. Johnson, Daniel C. Reardon, William H. Lipschultz and Sherman Winthrop; 50.0000 votes to withhold authority for all nominees; and 1,936.5957 votes to withhold authority for Ronald James and Terrence W. Glarner.

The final matter voted upon was the ratification of the appointment of Deloitte & Touche LLP as the registered public accounting firm to audit the consolidated financial statements of the Company for the year ended December 31, 2005. The appointment was ratified as follows: 743,638.7352 votes for, 2,133.4591 votes against and 1,385.7181 votes abstained.

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

Dated:	August 12, 2005	BREMER FINANCIAL CORPORATION

		By:	/s/ Stan K. Dardis

Stan K. Dardis President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Stuart F. Bradt

Stuart F. Bradt Controller (Chief Accounting Officer)

INDEX TO EXHIBITS

Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.