Form 10-Q
period 2005-09-30
BREMER FINANCIAL CORP
filed 2005-11-10
CIK 846616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes                No     X

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

        As of November 9, 2005, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(dollars in thousands, except per share amounts)

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Change	2005	2004	Change
Operating Results:
Total interest income	$93,597	$73,038	28.15%	$261,419	$208,864	25.16%
Total interest expense	36,471	22,541	61.80	95,802	65,175	46.99

Net interest income	57,126	50,497	13.13	165,617	143,689	15.26
Provision for loan losses	5,127	1,713	199.30	10,836	5,599	93.53

Net interest income after provision for loan losses	51,999	48,784	6.59	154,781	138,090	12.09
Noninterest income	23,651	19,262	22.79	61,879	58,990	4.90
Noninterest expense	47,038	42,809	9.88	137,462	127,393	7.90

Income before income tax expense	28,612	25,237	13.37	79,198	69,687	13.65
Income tax expense	10,281	8,836	16.35	27,903	23,942	16.54

Net income	$18,331	$16,401	11.77%	$51,295	$45,745	12.13%

Net income per share – basic and diluted	$1.53	$1.36	11.77%	$4.27	$3.81	12.13%
Dividends paid per share	0.50	0.50	—	1.50	1.40	7.14

Tax equivalent net interest income	$59,553	$52,685	13.04%	$172,515	$150,017	15.00%
Net charge-offs	12,162	656	NM	12,368	2,160	NM

Selected Financial Ratios:
Return on average assets	1.13%	1.11%	0.02	1.09%	1.06%	0.03
Return on average equity (1)	13.70	13.45	0.25	13.18	12.71	0.47
Average equity to average assets (1)	8.25	8.21	0.04	8.27	8.34	(0.07)
Net interest margin (2)	3.90	3.76	0.14	3.89	3.70	0.19
Operating efficiency ratio (3)	56.53	59.50	(2.97)	58.65	60.95	(2.30)
Net charge-offs to average loans and leases	1.00	0.06	0.94	0.35	0.07	0.28

	September 30, 2005	September 30, 2004		December 31, 2004	Change
Balance Sheet Data:
Total assets	$6,336,699	$5,963,700	6.25%	$6,141,519	3.18%
Securities (4)	1,248,775	1,186,426	5.26	1,193,446	4.64
Loans and leases (5)	4,639,871	4,430,092	4.74	4,541,993	2.15
Total deposits	4,579,857	4,098,124	11.75	4,210,096	8.78
Short-term borrowings	816,137	893,900	(8.70)	988,457	(17.43)
Long-term debt	337,237	426,921	(21.01)	380,700	(11.42)
Redeemable class A common stock	42,852	39,540	8.38	40,335	6.24
Shareholders’ equity	492,802	454,706	8.38	463,856	6.24
Per share book value of common stock	44.64	41.19	8.38	42.02	6.24

Asset Quality:
Reserve for loan losses	$55,633	$62,345	(10.77)%	$57,965	(4.02)%
Nonperforming assets	14,545	16,445	(11.55)	11,372	27.90
Nonperforming assets to total loans, leases
and OREO	0.31%	0.37%	(0.06)	0.25%	0.06
Reserve for loan losses to total loans and leases	1.20	1.41	(0.21)	1.28	(0.08)
_________________
(1)	Calculation includes shareholders’ equity and redeemable class A common stock.
(2)	Tax-equivalent basis (TEB).
(3)	Noninterest expense as a percentage of tax-equivalent net interest income and noninterest income.
(4)	Includes securities held-to-maturity and securities available-for-sale.
(5)	Net of unearned discount and includes nonaccrual loans and leases.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
SUMMARY BALANCE SHEET AND INCOME STATEMENT
(dollars in thousands)

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)
Summary Average Balance Sheet:
Total loans and leases (2)	$4,802,406	6.89%	$4,324,079	5.83%	$4,699,530	6.58%	$4,134,219	5.78%
Total securities (3)	1,235,185	3.99	1,221,600	3.84	1,217,456	4.02	1,269,699	3.80
Total other earning assets	22,139	2.96	21,778	1.21	19,336	2.47	17,048	1.28

Total interest earning assets (4)	$6,059,730	6.29%	$5,567,457	5.38%	$5,936,322	6.04%	$5,420,966	5.30%
Total noninterest earning assets	371,807		336,200		357,877		346,638

Total assets	$6,431,537		$5,903,657		$6,294,199		$5,767,604

Noninterest bearing deposits	$817,532		$762,582		$785,467		$725,259
Interest bearing deposits	3,691,775	2.50%	3,324,248	1.53%	3,588,130	2.22%	3,307,185	1.51%
Short-term borrowings	972,807	3.15	860,356	1.40	976,195	2.67	769,625	1.26
Long-term debt	357,538	6.09	426,262	6.25	365,919	6.07	440,326	6.23

Total interest bearing liabilities	$5,022,120	2.88%	$4,610,866	1.94%	$4,930,244	2.60%	$4,517,136	1.93%
Other noninterest bearing liabilities	61,016		45,115		58,015		44,223
Minority interest	150		150		150		150
Redeemable class A common stock	42,458		38,795		41,626		38,467
Shareholders’ equity	488,261		446,149		478,697		442,369

Total liabilities and equity	$6,431,537		$5,903,657		$6,294,199		$5,767,604

	Three months ended September 30,				Nine months ended September 30,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Summary Income Statement:
Total interest income	$93,597	$73,038	$20,559	28.15%	$261,419	$208,864	$52,555	25.16%
Total interest expense	36,471	22,541	13,930	61.80	95,802	65,175	30,627	46.99

Net interest income	57,126	50,497	6,629	13.13	165,617	143,689	21,928	15.26
Provision for loan losses	5,127	1,713	3,414	199.30	10,836	5,599	5,237	93.53

Net interest income after provision for loan losses	51,999	48,784	3,215	6.59	154,781	138,090	16,691	12.09
Service charges	8,261	8,301	(40)	(0.48)	23,238	23,396	(158)	(0.68)
Insurance	2,464	2,401	63	2.62	7,910	7,316	594	8.12
Investment management and trust fees	2,917	2,684	233	8.68	8,646	8,048	598	7.43
Brokerage	1,557	1,458	99	6.79	5,001	4,774	227	4.75
Gain on sale of loans	6,685	2,352	4,333	184.23	12,014	7,779	4,235	54.44
Gain on sale of securities	—	4	(4)	(100.00)	—	2,072	(2,072)	(100.00)
Other	1,767	2,062	(295)	(14.31)	5,070	5,605	(535)	(9.55)

Total noninterest income	23,651	19,262	4,389	22.79	61,879	58,990	2,889	4.90
Salaries and wages	22,880	20,110	2,770	13.77	65,288	60,105	5,183	8.62
Employee benefits	6,041	5,466	575	10.52	18,958	16,610	2,348	14.14
Occupancy	3,070	2,902	168	5.79	9,382	8,963	419	4.67
Furniture and equipment	2,936	2,606	330	12.66	8,733	7,760	973	12.54
Data processing fees	2,897	2,830	67	2.37	8,473	8,173	300	3.67
FDIC premiums and examination fees	484	516	(32)	(6.20)	1,435	1,436	(1)	(0.07)
Amortization of intangibles	651	685	(34)	(4.96)	1,951	2,054	(103)	(5.01)
Other	8,079	7,694	385	5.00	23,242	22,292	950	4.26

Total noninterest expense	47,038	42,809	4,229	9.88	137,462	127,393	10,069	7.90

Income before income tax expense	28,612	25,237	3,375	13.37	79,198	69,687	9,511	13.65
Income tax expense	10,281	8,836	1,445	16.35	27,903	23,942	3,961	16.54

Net income	$18,331	$16,401	$1,930	11.77%	$51,295	$45,745	$5,550	12.13%

_____________________
(1)

Calculation is based on interest income including $2,427 and $2,188 for the three months ended September 30, 2005 and September 30, 2004 and $6,898 and $6,328 for the nine months ended September 30, 2005 and September 30, 2004 to adjust to a fully taxable basis using the federal statutory rate of 35%.

(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on securities available-for-sale.
(4)	Before deducting the reserve for loan losses.

BREMER FINANCIAL CORPORATION

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2005

INDEX

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	28

Item 4.	Controls and Procedures.	28

PART II – OTHER INFORMATION

Item 6.	Exhibits.	29

Signatures		30

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

Forward-Looking Statements

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended (“Exchange Act”). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “intends,” “expects” and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in “Risk Factors” included as Exhibit 99.1 to the Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 25, 2005, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$220,944	$203,930
Investment securities available-for-sale
(cost: 09/30/05 – $1,031,708; 12/31/04 – $1,003,307)	1,023,272	997,900
Investment securities held-to-maturity
(fair value: 09/30/05 – $231,923; 12/31/04 – $202,767)	225,503	195,546
Loans and leases	4,639,871	4,541,993
Reserve for loan losses	(55,633)	(57,965)

Net loans and leases	4,584,238	4,484,028
Interest receivable	43,315	36,901
Premises and equipment, net	87,014	83,914
Other intangibles	13,006	15,391
Other assets	55,181	39,683
Goodwill	84,226	84,226

Total assets	$6,336,699	$6,141,519

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$859,747	$825,755
Interest bearing deposits	3,720,110	3,384,341

Total deposits	4,579,857	4,210,096
Federal funds purchased and repurchase agreements	538,397	524,432
Other short-term borrowings	277,740	464,025
Long-term debt	337,237	380,700
Accrued expenses and other liabilities	67,664	57,925

Total liabilities	5,800,895	5,637,178
Minority interests	150	150
Redeemable class A common stock, 960,000 shares
issued and outstanding	42,852	40,335
Shareholders’ equity
Common stock
Class A, no par, 12,000,000 shares authorized;
240,000 shares issued and outstanding	57	57
Class B, no par, 10,800,000 shares authorized,
issued and outstanding	2,562	2,562
Retained earnings	495,029	464,398
Accumulated other comprehensive loss	(4,846)	(3,161)

Total shareholders’ equity	492,802	463,856

Total liabilities and shareholders’ equity	$6,336,699	$6,141,519

See notes to condensed consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income
Loans and leases, including fees	$82,279	$62,363	$228,060	$175,989
Securities	11,145	10,609	33,002	32,712
Federal funds sold	148	43	300	91
Other	25	23	57	72

Total interest income	93,597	73,038	261,419	208,864
Interest expense
Deposits	23,253	12,815	59,688	37,383
Federal funds purchased and repurchase agreements	3,807	1,506	9,451	4,260
Other short-term borrowings	3,922	1,523	10,059	2,999
Long-term debt	5,489	6,697	16,604	20,533

Total interest expense	36,471	22,541	95,802	65,175

Net interest income	57,126	50,497	165,617	143,689
Provision for loan losses	5,127	1,713	10,836	5,599

Net interest income after provision for loan losses	51,999	48,784	154,781	138,090
Noninterest income
Service charges	8,261	8,301	23,238	23,396
Insurance	2,464	2,401	7,910	7,316
Investment management and trust fees	2,917	2,684	8,646	8,048
Brokerage	1,557	1,458	5,001	4,774
Gain on sale of loans	6,685	2,352	12,014	7,779
Gain on sale of securities	—	4	—	2,072
Other	1,767	2,062	5,070	5,605

Total noninterest income	23,651	19,262	61,879	58,990
Noninterest expense
Salaries and wages	22,880	20,110	65,288	60,105
Employee benefits	6,041	5,466	18,958	16,610
Occupancy	3,070	2,902	9,382	8,963
Furniture and equipment	2,936	2,606	8,733	7,760
Data processing fees	2,897	2,830	8,473	8,173
FDIC premiums and examination fees	484	516	1,435	1,436
Amortization of intangibles	651	685	1,951	2,054
Other	8,079	7,694	23,242	22,292

Total noninterest expense	47,038	42,809	137,462	127,393

Income before income tax expense	28,612	25,237	79,198	69,687
Income tax expense	10,281	8,836	27,903	23,942

Net income	$18,331	$16,401	$51,295	$45,745

Per common share amounts:
Net income-basic and diluted	$1.53	$1.36	$4.27	$3.81
Dividends paid	0.50	0.50	1.50	1.40

See notes to condensed consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Retained Earnings	Total
	Class A	Class B
For the Nine Months ended September 30, 2004

Balance, December 31, 2003	$57	$2,562	$1,083		$426,331	$430,033
Comprehensive income
Net income				$45,745	45,745	45,745
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale:
Unrealized holding losses arising during the period, net of tax of $587			(883)	(883)
Less: Reclassified adjustment for gains included in income,
net of tax of $829			(1,243)	(1,243)

Other comprehensive loss			(2,126)	(2,126)		(2,126)

Comprehensive income				$43,619

Dividends, $1.40 per share					(16,800)	(16,800)
Allocation of net income and other comprehensive income in excess of
dividends to redeemable class A common stock			170		(2,316)	(2,146)

Balance, September 30, 2004	$57	$2,562	$(873)		$452,960	$454,706

For the Nine Months Ended September 30, 2005

Balance, December 31, 2004	$57	$2,562	$(3,161)		$464,398	$463,856
Comprehensive income
Net income				$51,295	51,295	51,295
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale and other retained interests:
Unrealized holding losses arising during the period, net of tax of $1,099			(1,648)	(1,648)
Net unrealized losses on derivatives and hedging activities:
Unrealized holding losses arising during the period, net of tax of $123			(184)	(184)

Other comprehensive loss			(1,832)	(1,832)		(1,832)

Comprehensive income				$49,463

Dividends, $1.50 per share					(18,000)	(18,000)
Allocation of net income and other comprehensive income in excess of
dividends to redeemable class A common stock			147		(2,664)	(2,517)

Balance, September 30, 2005	$57	$2,562	$(4,846)		$495,029	$492,802

See notes to condensed consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$51,295	$45,745
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	10,836	5,599
Depreciation and amortization	10,135	13,195
Gain on sale of securities	—	(2,072)
Other assets and liabilities, net	(12,799)	(15,199)
Gain on sale of loans	(12,014)	(7,779)
Proceeds from sales of loans originated for sale	317,603	293,286
Loans originated for sale	(342,155)	(285,825)

Net cash provided by operating activities	22,901	46,950
Cash flows from investing activities
Purchases of available-for-sale investment securities	(325,853)	(212,136)
Purchases of held-to-maturity securities	(41,191)	(28,571)
Proceeds from maturities of available-for-sale investment securities	291,960	235,001
Proceeds from maturities of held-to-maturity securities	11,335	12,874
Proceeds from sales of available-for-sale investment securities	1,935	114,746
Proceeds from sales of other real estate owned	2,257	3,107
Proceeds from sale of HELOC loans in securitization activities	193,500	—
Loans and leases, net	(267,980)	(467,919)
Purchase of premises and equipment	(7,828)	(4,801)

Net cash used in investing activities	(141,865)	(347,699)
Cash flows from financing activities
Noninterest bearing deposits, net	33,992	(12,999)
Savings, NOW and money market accounts, net	(92,537)	19,735
Certificates of deposits, net	428,306	40,412
Federal funds purchased and repurchase agreements, net	13,965	(43,806)
Other short-term borrowings, net	(186,285)	298,348
Repayments of long-term debt	(43,463)	(33,237)
Common stock dividends paid	(18,000)	(16,800)

Net cash provided by financing activities	135,978	251,653

Net increase (decrease) in cash and due from banks	17,014	(49,096)
Cash and due from banks at beginning of period	203,930	195,165

Cash and due from banks at end of period	$220,944	$146,069

Supplemental disclosures of cash flow information
Cash paid for interest	$89,289	$63,689
Cash paid for income taxes	28,350	19,460

See notes to condensed consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended September 30, 2005 and 2004 (unaudited)

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

Note B:   General

The consolidated financial statements include the accounts of Bremer Financial Corporation and subsidiaries. All material intercompany transactions and balances are eliminated in consolidation. The Company established an accounting policy for the sale and securitization of certain loan assets during the third quarter of 2005. See Note F. The Company has not changed its other accounting policies from those stated for the year ended December 31, 2004 included in its Annual Report on Form 10-K for that year filed on March 25, 2005.

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

Note E:   Securities

Investment securities classified as held-to-maturity are valued at amortized historical cost. Investment securities classified as available-for-sale are valued at fair value. Unrealized holding gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. A portion of the unrealized holding gains and losses is allocated to redeemable class A common stock. Gains or losses on available-for-sale investment securities are computed based on the amortized cost of the specific securities when sold. Management periodically evaluates investment securities for other than temporary declines in fair value. There were no investment securities which management identified to be other-than-temporarily impaired for the period ended September 30, 2005.

The following table provides the gross unrealized losses and fair value, aggregated by investment category, and the length of time the individual securities have been in a continuous unrealized loss position at September 30:

	2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$108	$1	$—	$—	$108	$1
Obligations of U.S. government agencies	37,066	329	42,866	362	79,932	691
Obligations of state
and political subdivisions	30,489	295	—	—	30,489	295
Mortgage-backed securities	359,389	3,046	345,343	5,915	704,732	8,961
Other securities	97	3	—	—	97	3

Total	$427,149	$3,674	$388,209	$6,277	$815,358	$9,951

We pledge certain investment securities as collateral to secure public deposits and for other purposes.

Note F:   Securitization Activities

In September of 2005, home equity loans with principal balances of $229.9 million were transferred to a special interest trust in a securitization transaction and $200.0 million of the seller’s interest in these loans was subsequently sold to a commercial paper conduit. The Company continues to service all of the loans transferred to the special interest trust. A gain on sale of loans of $3.2 million was recognized in connection with these transactions.

The carrying amount of the assets transferred to the special interest trust is allocated between assets sold and retained interests based on relative fair values at the date of sale. A gain or loss on the sale of loans is recorded for the difference between the carrying amount and the fair value of the assets sold. The retained interests include the seller’s interest in loans which have not yet been sold to the commercial paper conduit, a retained interest-only strip and a reserve account. Because quoted market prices are not available, the Company estimates the fair value of the retained interests by determining the present value of the future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, weighted average life, interest rates on variable rate contracts, and discount rates commensurate with the risks involved. Credit loss assumptions are based upon historical experience and the characteristics of the loans securitized. Prepayment speed estimates are determined utilizing data obtained from market participants, where available, or based on historical prepayment rates on similar assets. Discount rate assumptions are determined using data obtained from market participants. Estimates of interest rates on variable rate contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. The seller’s interest in loans is recorded on the balance sheet in loans at the allocated carrying amount. Interest-only strips and reserve accounts are included in other assets and are recorded at fair value with any differences between fair value and carrying value which are deemed to be temporary, reported net of tax, as a separate component of shareholder’s equity. Any differences between fair value and carrying value which are deemed to be other than temporary are recorded in earnings.

At September 30, 2005, the Company had retained interests from securitizations of $41.0 million, including a $27.0 million seller’s interest in loans, a $9.2 million interest-only strip, and a $4.8 million reserve account.

Key economic assumptions used in measuring the retained interests at the date of the securitization were as follows (rate per annum):

Prepayment speed (CPR)	42.5%
Weighted average life (in months)	16.7
Expected credit losses	0.26%
Discount rates:
Seller’s interest in loans and interest-only strip	13%
Reserve account	9%

The only cash flow from securitization activities during 2005 was the receipt of $193.5 million in proceeds from the initial sale of loans. At September 30, 2005, $.03 million of the securitized loans were over 60 days past due and no charge-offs of securitized loans have occurred in 2005.

Note G:   Reserve for Loan Losses

At September 30, 2005, the reserve for loan losses was $55.6 million, a decrease of $2.3 million or 4.0% from the balance of $58.0 million at December 31, 2004. The changes in the loan reserve are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Balance at beginning of period	63,468	61,288	57,965	58,906
Charge-offs:
Commercial	10,453	296	10,734	2,037
Commercial real estate	20	10	45	49
Agricultural	9	—	22	20
Residential real estate	1,041	158	1,430	560
Consumer	787	490	1,780	1,485

Total charge-offs	12,310	954	14,011	4,151
Recoveries:
Commercial	14	114	856	256
Commercial real estate	6	—	323	1,161
Agricultural	6	65	18	99
Residential real estate	17	22	29	96
Consumer	105	97	417	379

Total recoveries	148	298	1,643	1,991

Net charge-offs	12,162	656	12,368	2,160
Provision for loan losses	5,127	1,713	10,836	5,599
Reserve related to (sold) acquired assets	(800)	—	(800)	—

Balance at end of period	$55,633	$62,345	$55,633	$62,345

Note H:   Redeemable Class A Common Stock

At September 30, 2005, 960,000 shares of redeemable class A stock were issued and outstanding. At September 30, 2005, these shares were subject to redemption at a price of $44.64 per share, which approximated book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. The employee holders of class A common stock have the right to require the Company to purchase their shares under certain circumstances, including death, permanent disability or retirement, while the Company has the option to purchase the shares from holders upon the occurrence of certain events, which include death, retirement or termination of the employee’s employment. It is the Company’s current intent that these 960,000 shares will continue to be held by employees, directors and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Otto Bremer Foundation. During the period from January 1, 2005 through September 30, 2005, the Company did not directly purchase any shares of class A common stock but assigned to various parties the Company’s options that arose during that period to purchase a total of 101,910.3338 shares. These options were assigned to the Bremer Financial Corporation Employee Stock Ownership Plan (“ESOP”) (8,663.9198 shares), the Bremer Banks Profit Sharing Plus Plan (65,373.4140 shares), and executives and directors under the Executive Stock Purchase Plan (27,873.0000 shares). To the Company’s knowledge, shares purchased by these parties upon exercise of these assigned options were the only transfers of shares of class A common stock effected during the period from January 1, 2005 through September 30, 2005.

Note I:   Goodwill and Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles, and other intangibles. The remaining unamortized balances at September 30, 2005 and December 31, 2004 were $97.2 million and $99.6 million, respectively. The core deposit and other intangibles have remaining amortization lives of five to seven years. Goodwill is not amortized but is tested regularly for impairment. Management performed its annual impairment test on its goodwill assets in December 2004. No impairment loss was recorded as a result of that test and no events or changes in circumstances have occurred since that test that would indicate that assets might be impaired.

The following table presents relevant information about the Company’s amortized intangible assets:

	As of September 30, 2005			As of December 31, 2004
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit premium	$21,313	$11,277	$10,036	$21,313	$9,595	$11,718
Mortgage servicing rights (1)	3,753	2,608	1,145	4,047	2,467	1,580
Other	4,322	2,497	1,825	4,322	2,229	2,093

Total	$29,388	$16,382	$13,006	$29,682	$14,291	$15,391

_____________________
(1)	Accumulated amortization of mortgage servicing rights includes the related valuation allowance of $205 thousand in 2005 and $511 thousand in 2004.

The Company recorded aggregate intangible amortization expense of $2.0 million for the nine-month period ended September 30, 2005 and $2.1 million for the nine-month period ended September 30, 2004. The estimated amortization expense for each of the next five years is approximately $2.2 million.

Goodwill was $84.2 million at September 30, 2005 and December 31, 2004.

Note J:   Employee Benefit Plans

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

Other postretirement benefits – The Company provides certain retiree health care benefits relating primarily to medical insurance co-payments to retired employees (between the ages of 55 and 65) under an Early Retiree Medical Plan. On September 27, 2005, the Company amended the Company’s Early Retiree Medical Plan to gradually eliminate, over a period of years, the medical premium subsidy for retired employees, while continuing to allow retired employees access to the Company’s group medical coverage. Currently, the Company accrues the cost of these benefits during the employees’ active service. The adoption of this plan amendment, which becomes effective on January 1, 2006, had no impact on the Company’s reported earnings for the third quarter of 2005, but is expected to reduce Company costs in 2006 and going forward.

Net benefit plan expense for the above plans as actuarially determined for the three months and nine months ended September 30, 2005 and 2004 included the following components:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands)
Service cost	$980	$941	$157	$140	$2,940	$2,825	$470	$422
Interest cost	997	918	98	88	2,990	2,753	296	263
Expected return on assets	(1,360)	(1,183)	—	—	(4,079)	(3,553)	—	—
Prior service cost amortization	4	14	(3)	(3)	12	44	(9)	(9)
Net loss/(gain) amortization	271	273	19	14	813	820	58	40

Net periodic benefit cost	$892	$963	$271	$239	$2,676	$2,889	$815	$716

The Company made a cash contribution of $4.2 million to these plans in September 2005. The Company does not anticipate making any additional contributions to these plans in 2005.

The Company amended the Bremer Retirement Plan, the Bremer 401(k) Plan and the Employee Stock Ownership Plan (“ESOP”) on September 27, 2005. These plan changes include reduced early retirement benefit factors and a simplified benefit formula under the Bremer Retirement Plan, offset by an increase in the maximum Company match to employees in the Bremer 401(k) Plan and a guaranteed annual employer contribution to the ESOP. The adoption of these plan amendments, which become effective on January 1, 2006, had no impact on the Company’s reported earnings for the third quarter of 2005 and are expected to be relatively cost neutral in 2006 and going forward.

Note K:   Recent Accounting Pronouncements

In September 2005, the Financial Accounting Standards Board (“FASB”) decided to include in the draft final FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” guidance similar to that provided in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”) which provides guidance on recognizing other-than-temporary impairments on certain investments. The FASB Board also decided to add a footnote to clarify that the final FSP will not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security. In addition, the FASB Board decided that (1) the FSP would be applied prospectively and (2) the effective date would be reporting periods beginning after December 15, 2005. The staff expects to issue the final FSP during the fourth quarter of 2005.

Note L:   Off-Balance Sheet Commitments, Contingencies and Contractual Obligations

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following table sets forth the outstanding obligations:

	September 30, 2005	December 31, 2004
	(in thousands)
Standby letters of credit	$52,217	$52,772
Commercial letters of credit	55,094	47,772
Loan commitments	1,457,937	1,386,761

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

The Company enters into contractual obligations in the ordinary course of business, including long-term debt issuance for the funding of operations and leases for premises and equipment. In connection with the expected issuance of $60 million of floating rate long term debt in a trust preferred securities pool transaction scheduled for June 2006, the Company entered into a forward starting interest rate swap in April 2005 to effectively convert the floating rate interest payments on the expected debt issuance to a fixed rate for 10 years. At September 30, 2005, the estimated fair value of the interest rate swap was $(0.3) million. This unrealized loss, which is recorded on the balance sheet in other liabilities, has been excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. There have been no other significant changes to the contractual obligations reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Reserve for Loan Losses.   Management determines the adequacy of the reserve based upon a number of factors, including loan loss experience and a continuous review of the loan and lease portfolio. Being an estimate, the reserve is subject to change through evaluation of the loan and lease composition, economic conditions, and the economic prospects of borrowers.

Under our credit policies and practices, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans and leases, plus certain other loans and leases that we identify, meet the definition of impaired loans under Statements of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” Impaired loans as defined by SFAS No. 114 and SFAS No. 118 exclude certain large groups of smaller balance homogeneous loans, such as consumer loans and residential real estate loans. Under these statements, loan impairment is required to be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

The reserve also incorporates the results of measuring impaired loans and leases as provided in SFAS No. 114 and SFAS No. 118. These accounting standards prescribe the measurement methods, income recognition, and disclosures related to impaired loans and leases. A loan is considered impaired when management determines that it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan or lease agreement. Impairment is measured by the difference between the recorded investment in the loan or lease (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan’s effective rate, or the fair value of the collateral, if the loan is collateral dependent. Impairment is recognized by adjusting the reserve for loan losses.

Investment Securities.   Investments in marketable equity and debt securities are classified into three categories – held-to-maturity, available-for-sale, or trading – pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of September 30, 2005, no investments were classified as trading securities. Held-to-maturity securities, which are valued at amortized historical cost, represent investments for which we have the ability and intent to hold to maturity. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. A portion of the unrealized holding gains and losses is allocated to redeemable class A common stock. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Management periodically evaluates investment securities for other than temporary declines in fair value. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other than temporary are written down to current market value and included in earnings as realized losses in the period the securities are deemed to be impaired. The initial indicator of impairment is a sustained decline in market price below the amount recorded for the investment. We consider the length of time and the extent to which market value has been less than cost, the cause of the price decline, the extent to which the price decline is due to the general level of interest rates or other issuer specific factors, the issuer’s financial condition and ability to make future payments in a timely manner, and our investment horizon. Our analysis as of September 30, 2005 indicates that our unrealized losses were caused by market interest rate increases. We intend to hold these investments until a recovery of fair value, which may be at maturity, and, as a result, there were no investment securities which management identified to be other-than-temporarily impaired for the period ended September 30, 2005. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

Goodwill and Other Intangible Assets. SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, SFAS No. 147, “Acquisitions of Certain Financial Institutions,” establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At September 30, 2005, we had $84.2 million of goodwill, which is not subject to periodic amortization, and $13.0 million in other intangible assets, which is subject to periodic amortization. The largest component of our other intangible assets at September 30, 2005 consisted of core deposit premiums of $10.0 million. The core deposit premiums are being amortized over an estimated deposit life of 10 years from the date of acquisition. Other intangibles are being amortized on the basis of estimated remaining life.

We performed the annual impairment tests on our goodwill assets in December 2004. No events or changes in circumstances have occurred since that test that would indicate that such assets might be impaired, and we have concluded that the recorded value of goodwill was not impaired as of September 30, 2005. There are many assumptions and estimates underlying the determination of impairment. Impairment testing is based on a determination of the value of each reporting unit, using readily available market and earnings data for comparable publicly-traded organizations within the same time period, and comparing that calculation of value to the current book value of the unit. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and our goodwill is impaired, which would result in us recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Overview

Earnings.   We reported net income of $18.3 million or $1.53 in basic and diluted earnings per share for the third quarter of 2005. This compares to $16.4 million or $1.36 in basic and diluted earnings per share in the third quarter of 2004. On a year-to-date basis through September 30, 2005, net income was $51.3 million, compared to $45.7 million in the first nine months of 2004. Return on average equity was 13.70% for the third quarter of 2005, compared to 13.45% for the same quarter of 2004. On a year-to-date basis in 2005, we reported a return on average equity of 13.18%, compared to 12.71% in the first nine months of 2004. Return on average assets increased to 1.13% for the quarter ended September 30, 2005 from 1.11% for the same period in 2004. On a year-to-date basis, we reported a return on average assets of 1.09% in the first nine months of 2005 compared to 1.06% in the first nine months of 2004.

Results of Operations

Net Interest Income.   Net interest income for the third quarter of 2005 was $57.1 million, an increase of $6.6 million or 13.1% from the $50.5 million reported for the same period a year ago. Our net interest margin increased to 3.90% in the third quarter of 2005 from 3.76% in the third quarter of 2004 while our average loans and leases increased $478.3 million or 11.1% when comparing the same two quarters. On a year-to-date basis, net interest income increased $21.9 million or 15.3% to $165.6 million from $143.7 million in the first nine months of 2004, while our net interest margin increased to 3.89% from 3.70% and our average loans and leases increased $565.3 million or 13.7% during the same period. The increase in our net interest margin from the quarterly and nine-month periods ended September 30, 2004 to the quarterly and nine-month periods ended September 30, 2005 is primarily the result of increases in short-term interest rates which began in June 2004. The average yield on our earning assets increased 91 basis points, to 6.29% from 5.38% when comparing the third quarter of 2005 with the third quarter of 2004. The average yield on our earning assets increased 74 basis points when comparing the first nine months of 2005 with the first nine months of 2004. Due to the competitiveness of both lending and deposit markets, we do not expect further increases in short-term interest rates to result in improvements in our net interest margin.

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest-bearing assets and interest expense on interest-bearing liabilities. In addition, the tables show resultant yields or costs, net interest income, net interest spread, and net interest margin:

	For the Three Months Ended September 30,
	(unaudited)
	2005			2004
	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield
	(dollars in thousands)
Assets
Loans and Leases (2)
Commercial and other	$1,048,677	$18,012	6.81%	$951,892	$12,845	5.37%
Commercial real estate	1,693,785	28,962	6.78	1,476,611	22,089	5.95
Agricultural	526,245	9,319	7.03	508,859	7,271	5.68
Residential real estate	993,987	17,494	6.98	866,767	12,537	5.75
Consumer	360,834	6,255	6.88	361,427	5,675	6.25
Tax-exempt	178,878	3,400	7.54	158,523	2,959	7.43

Total Loans and Leases	4,802,406	83,442	6.89	4,324,079	63,376	5.83
Reserve for loan losses	(63,929)			(62,402)

Net Loans and Leases	4,738,477			4,261,677
Securities (3)
Taxable	1,024,745	8,714	3.37	1,031,124	8,347	3.22
Tax-exempt	210,440	3,695	6.97	190,476	3,437	7.18

Total Securities	1,235,185	12,409	3.99	1,221,600	11,784	3.84
Federal funds sold	17,448	148	3.37	17,417	43	0.98
Other earning assets	4,691	25	2.11	4,361	23	2.10

Total Earning Assets (4)	$6,059,730	$96,024	6.29%	5,567,457	$75,226	5.38%
Cash and due from banks	178,246			148,025
Other non interest earning assets	257,490			250,577

Total Assets	$6,431,537			$5,903,657

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$817,532			$762,582
Interest bearing deposits
Savings and NOW accounts	504,183	$1,040	0.82%	482,036	$367	0.30%
Other interest bearing checking	259,093	272	0.42	260,683	76	0.12
Money market savings	1,335,133	8,299	2.47	1,447,895	4,812	1.32
Savings certificates	974,247	7,871	3.21	866,356	5,768	2.65
Certificates over $100,000	619,119	5,771	3.70	267,278	1,792	2.67

Total Interest Bearing Deposits	3,691,775	23,253	2.50	3,324,248	12,815	1.53

Total Deposits	4,509,307			4,086,830
Short-term borrowings	972,807	7,729	3.15	860,356	3,029	1.40
Long-term debt	357,538	5,489	6.09	426,262	6,697	6.25

Total Interest Bearing Liabilities	$5,022,120	$36,471	2.88%	$4,610,866	$22,541	1.94%
Other noninterest bearing liabilities	61,016			45,115

Total Liabilities	5,900,668			5,418,563
Minority Interest	150			150
Redeemable Class A Common Stock	42,458			38,795
Shareholders’ equity	488,261			446,149

Total Liabilities and Equity	$6,431,537			$5,903,657

Net interest income		$59,553			$52,685

Net interest spread			3.41%			3.43%
Net interest margin			3.90%			3.76%
_____________________
(1)	Interest income includes $2,427 in 2005 and $2,188 in 2004 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on available-for-sale securities.
(4)	Before deducting the reserve for loan losses.

	For the Nine Months Ended September 30,
	(unaudited)
	2005			2004
	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield

	(dollars in thousands)
Assets
Loans and Leases (2)
Commercial and other	$1,042,659	$49,723	6.38%	$928,155	$36,569	5.26%
Commercial real estate	1,659,887	81,093	6.53	1,411,607	62,706	5.93
Agricultural	491,768	24,527	6.67	463,947	19,646	5.66
Residential real estate	965,932	48,138	6.66	827,832	34,857	5.62
Consumer	366,820	18,216	6.64	350,896	16,599	6.32
Tax-exempt	172,464	9,671	7.50	151,782	8,526	7.50

Total Loans and Leases	4,699,530	231,368	6.58	4,134,219	178,903	5.78
Reserve for loan losses	(62,076)			(61,367)

Net Loans and Leases	4,637,454			4,072,852
Securities (3)
Taxable	1,018,050	26,100	3.43	1,085,402	26,146	3.22
Tax-exempt	199,406	10,492	7.03	184,297	9,980	7.23

Total Securities	1,217,456	36,592	4.02	1,269,699	36,126	3.80
Federal funds sold	14,836	300	2.70	12,713	91	0.96
Other earning assets	4,500	57	1.69	4,335	72	2.22

Total Earning Assets (4)	$5,936,322	$268,317	6.04%	$5,420,966	$215,192	5.30%
Cash and due from banks	163,579			151,667
Other non interest earning assets	256,374			256,338

Total Assets	$6,294,199			$5,767,604

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$785,467			$725,259
Interest bearing deposits
Savings and NOW accounts	498,773	$2,507	0.67%	484,514	$954	0.26%
Other interest bearing checking	268,851	757	0.38	262,953	226	0.11
Money market savings	1,368,466	21,933	2.14	1,459,303	14,622	1.34
Savings certificates	936,531	21,225	3.03	869,803	17,116	2.63
Certificates over $100,000	515,509	13,266	3.44	230,612	4,465	2.59

Total Interest Bearing Deposits	3,588,130	59,688	2.22	3,307,185	37,383	1.51

Total Deposits	4,373,597			4,032,444
Short-term borrowings	976,195	19,510	2.67	769,625	7,259	1.26
Long-term debt	365,919	16,604	6.07	440,326	20,533	6.23

Total Interest Bearing Liabilities	$4,930,244	$95,802	2.60%	$4,517,136	$65,175	1.93%
Other noninterest bearing liabilities	58,015			44,223

Total Liabilities	5,773,726			5,286,618
Minority Interest	150			150
Redeemable Class A Common Stock	41,626			38,467
Shareholders’ equity	478,697			442,369

Total Liabilities and Equity	$6,294,199			$5,767,604

Net interest income		$172,515			$150,017

Net interest spread			3.45%			3.38%
Net interest margin			3.89%			3.70%
_____________________
(1)	Interest income includes $6,898 in 2005 and $6,328 in 2004 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on available-for-sale securities.
(4)	Before deducting the reserve for loan losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005 vs. 2004			2005 vs. 2004
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in

	Volume	Rate	Total	Volume	Rate	Total

	(in thousands)
Interest earning assets:
Loans and leases (1)	$7,010	$13,056	$20,066	$24,462	$28,003	$52,465
Taxable securities	(52)	419	367	(1,622)	1,576	(46)
Tax-exempt securities (1)	360	(102)	258	818	(306)	512
Federal funds sold	—	105	105	15	194	209
Other interest earning assets	2	—	2	3	(18)	(15)

Total interest earning assets	$7,320	$13,478	$20,798	$23,676	$29,449	$53,125

Interest bearing liabilities:
Savings and NOW accounts	$(15)	$688	$673	$(31)	$1,584	$1,553
Money market and other interest-bearing checking	(206)	3,889	3,683	(476)	8,318	7,842
Savings certificates	3,066	3,016	6,082	6,896	6,014	12,910
Short-term borrowings	396	4,304	4,700	1,948	10,303	12,251
Long-term debt	(1,080)	(128)	(1,208)	(3,470)	(459)	(3,929)

Total interest-bearing liabilities	2,161	11,769	13,930	4,867	25,760	30,627

Change in net interest income	$5,159	$1,709	$6,868	$18,809	$3,689	$22,498

_____________________
(1)

Interest income includes $2,427 and $2,188 for the three months ended September 30, 2005 and September 30, 2004 and $6,898 and $6,328 for the nine months ended September 30, 2005 and September 30, 2004 to adjust to a fully taxable basis using the federal statutory rate of 35%.

Provision for Loan Losses.   The provision for loan losses is charged against earnings to maintain the reserve for loan losses to cover losses inherent in the portfolio as of the reporting date. We recorded net charge-offs of $12.2 million during the third quarter of 2005 compared to $0.7 million for the same period in 2004. We recorded a provision for loan losses of $5.1 million in the third quarter of 2005 compared to $1.7 million for the same quarter in 2004. On a year-to-date basis, net charge-offs increased to $12.4 million for the first nine months of 2005 compared to $2.2 million for the same period in 2004. The provision for loan losses increased to $10.8 million in the first nine months of 2005 from $5.6 million in the first nine months of 2004. The increases in both charge-offs and the provision for loan losses were primarily attributable to the charge-off of a $10.2 million aircraft lease to a major U.S. airline which filed for bankruptcy during the third quarter of 2005. Our ratio of reserve for loan losses to total loans and leases decreased to 1.20% at September 30, 2005 from 1.28% at December 30, 2004. For further discussion related to the allowance for loan losses, see the later section entitled “– Financial Condition – Reserve for Loan Losses.”

Noninterest Income.   Noninterest income increased $4.4 million or 22.8% to $23.7 million in the third quarter of 2005 from $19.3 million in the same period in 2004. This is largely the result of a $3.2 million gain on sale of loans related to the transfer in September 2005 of $229.9 million of home equity loans to a special interest trust in connection with a securitization transaction and the subsequent sale of $200.0 million of the seller’s interest in these loans to a commercial paper conduit. On a year-to-date basis, noninterest income increased $2.9 million, or 4.9%, to $61.9 million in 2005 from $59.0 million in 2004. We recorded no investment securities gains during the first nine months of 2005, compared to $2.1 million recorded in the first nine months of 2004.

The following table summarizes the components of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)

Service charges	$8,261	$8,301	$23,238	$23,396
Insurance	2,464	2,401	7,910	7,316
Investment management and trust fees	2,917	2,684	8,646	8,048
Brokerage	1,557	1,458	5,001	4,774
Gain on sale of loans	6,685	2,352	12,014	7,779
Gain on sale of securities	—	4	—	2,072
Other noninterest income	1,767	2,062	5,070	5,605

Total noninterest income	$23,651	$19,262	$61,879	$58,990

Noninterest Expense.   Noninterest expense increased $4.2 million or 9.9% to $47.0 million in the third quarter of 2005 from $42.8 million in the third quarter of 2004. Increases in personnel costs accounted for approximately 79.1% of the increase in noninterest expenses when comparing the two periods. Exclusive of personnel costs, total noninterest expense increased $0.9 million or 5.1% when comparing the same two periods. On a year-to-date basis, noninterest expense increased $10.1 million or 7.9% to $137.5 million in 2005 from $127.4 million in 2004.

The following table summarizes the components of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)

Salaries and wages	$22,880	$20,110	$65,288	$60,105
Employee benefits	6,041	5,466	18,958	16,610
Occupancy	3,070	2,902	9,382	8,963
Furniture and equipment	2,936	2,606	8,733	7,760
Printing, postage and telephone	1,557	1,492	4,806	4,526
Marketing	1,748	1,701	4,643	4,698
Data processing fees	2,897	2,830	8,473	8,173
Professional fees	969	1,059	2,533	3,051
Other real estate owned	37	17	110	103
FDIC premiums and examination fees	484	516	1,435	1,436
Amortization of intangibles	651	685	1,951	2,054
Other noninterest expense	3,768	3,425	11,150	9,914

Total noninterest expense	$47,038	$42,809	$137,462	$127,393

A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing noninterest expense by tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 56.5% for the third quarter of 2005 compared to 59.5% for the third quarter of 2004 and 58.7% for the first nine months of 2005 compared to 61.0% for the same period in 2004.

Income Taxes.   The provision for income taxes was $10.3 million for the quarter ended September 30, 2005 compared to $8.8 million for the same period in 2004. On a year-to-date basis, the provision for income taxes increased to $27.9 million for the nine months ended September 30, 2005 from $23.9 million for the same period in 2004. Comparing the third quarter of 2005 to the same period in 2004, our overall effective tax rate increased to 35.9% from 35.0%, while on a year-to-date basis, our effective tax rate increased to 35.2% from 34.4% due primarily to an increase in effective state tax rates.

Financial Condition

Loan and Lease Portfolio.   The following table presents the components of our gross loans and lease portfolio:

	At September 30, 2005		At December 31, 2004
	Amount	Percent of Total Loans	Amount	Percent of Total Loans

	(dollars in thousands)

Commercial	$1,068,515	23.0%	$1,001,508	22.1%
Commercial real estate	1,503,792	32.4	1,432,738	31.5
– Construction	178,757	3.9	145,071	3.2
Agricultural	535,216	11.5	496,019	10.9
Residential real estate	769,731	16.6	910,352	20.0
– Construction	36,340	0.8	30,139	0.7
Consumer	366,957	7.9	362,620	8.0
Tax-exempt	180,563	3.9	163,546	3.6

Total	$4,639,871	100.0%	$4,541,993	100.0%

Our total loan and lease portfolio increased to $4.6 billion at September 30, 2005 from $4.5 billion at December 31, 2004. Commercial loans increased by $67.0 million or 6.7% during the first nine months of 2005, and commercial real estate loans increased by $104.7 million or 6.6% during the same period. The growth in commercial and commercial real estate loans is primarily due to increased customer calling activity and is spread fairly equally across all operating regions of the company. Agricultural loans increased by $39.2 million or 7.9% during the first nine months of 2005. Residential real estate loans decreased by $134.4 million or 14.3%, with most of the decrease due to the transfer of $229.9 million of home equity loan assets in September 2005 to a special interest trust in a securitization transaction and the subsequent sale of $200.0 million of the seller’s interest in these loans to a commercial paper conduit. Consumer loans increased moderately by $4.3 million or 1.2%, and tax-exempt loans increased $17.0 million or 10.4% during the first nine months of 2005. We pledge certain eligible loans as collateral to secure Federal Home Loan Bank (“FHLB”) advances.

Nonperforming Assets.   Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned (“OREO”). Nonperforming assets were $14.5 million at September 30, 2005, an increase of $3.2 million or 27.9% from the $11.4 million level at December 31, 2004. Nonperforming assets as a percentage of total loans, leases and OREO increased to 0.31% at September 30, 2005 from 0.25% at December 31, 2004. Accruing loans and leases 90 days or more past due totaled $7.6 million at September 30, 2005 compared to $5.2 million at December 31, 2004.

Our nonperforming assets are summarized in the following table:

	September 30, 2005	December 31, 2004

	(dollars in thousands)

Nonaccrual loans and leases	$12,664	$9,933
Restructured loans and leases	134	210

Total nonperforming loans and leases	12,798	10,143
Other real estate owned (OREO)	1,747	1,229

Total nonperforming assets	$14,545	$11,372

Accruing loans and leases 90 days or more past due	$7,600	$5,160

Nonperforming loans and leases to total loans and leases	0.28%	0.22%
Nonperforming assets to total loans, leases and OREO	0.31	0.25
Nonperforming assets and accruing loans and leases 90 days or more past due to total loans, leases and OREO	0.48	0.36

Reserve for Loan Losses.   At September 30, 2005, the reserve for loan losses was $55.6 million, a decrease of $2.3 million or 4.0% from the balance of $58.0 million at December 31, 2004. The decline in the reserve is primarily due to a decline in reserves allocated to airline lease exposure after the charge-off a $10.2 million aircraft lease to a major U.S. airline that filed for bankruptcy during the third quarter of 2005. The reserve for loan losses as a percentage of total loans and leases was 1.20% at September 30, 2005 compared to 1.28% at December 31, 2004.

Activity in the reserve for loan and lease losses for the following periods is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Balance at beginning of period	63,468	61,288	57,965	58,906
Charge-offs:
Commercial	10,453	296	10,734	2,037
Commercial real estate	20	10	45	49
Agricultural	9	—	22	20
Residential real estate	1,041	158	1,430	560
Consumer	787	490	1,780	1,485

Total charge-offs	12,310	954	14,011	4,151
Recoveries:
Commercial	14	114	856	256
Commercial real estate	6	—	323	1,161
Agricultural	6	65	18	99
Residential real estate	17	22	29	96
Consumer	105	97	417	379

Total recoveries	148	298	1,643	1,991

Net charge-offs	12,162	656	12,368	2,160
Provision for loan losses	5,127	1,713	10,836	5,599
Reserve related to (sold) acquired assets	(800)	—	(800)	—

Balance at end of period	$55,633	$62,345	$55,633	$62,345

Average loans and leases	$4,802,406	$4,324,079	$4,699,530	$4,134,219

Annualized net charge-offs to average loans and leases	1.00%	0.06%	0.35%	0.07%
_________________________________________

Reserve for loan losses as a percentage of period-end loans and leases	1.20%	1.41%

Securities.   Our investment portfolio, including available-for-sale securities and held-to-maturity securities, was $1.2 billion at September 30, 2005 and December 31, 2004. During the first nine months of 2005, we reinvested all of the $303.3 million in proceeds from matured securities in obligations of state and political subdivisions and mortgage-backed securities. We pledge certain investment securities as collateral to secure public deposits and for other purposes.

Deposits.   Total deposits increased to $4.6 billion at September 30, 2005 from $4.2 billion at December 31, 2004. Noninterest bearing deposits increased $34.0 million or 4.1% to $859.7 million at September 30, 2005 from $825.8 million at December 31, 2004. Interest bearing deposits increased $335.8 million or 9.9% to $3.7 billion at September 30, 2005 from $3.4 billion at December 31, 2004 primarily as the result of an increase of $197.1 million in deposits acquired through brokers.

Borrowings.   Short-term borrowings, which include federal funds and repurchase agreements (which generally mature within one to 60 days of the transaction date), treasury tax and loan notes (which generally mature within one to 30 days), FHLB advances (which mature within one year), and advances under an unsecured revolving credit facility agreement, decreased $172.3 million or 17.4% to $816.1 million at September 30, 2005 from $988.5 million at December 31, 2004. The decline in short-term borrowings was primarily the result of our use of $193.5 million in proceeds from the securitization of home equity loans in September 2005 to pay down FHLB advances.

Long-term debt. At September 30, 2005, long-term debt consisted of senior notes, junior subordinated deferrable interest debentures, FHLB advances and installment promissory notes. The $19.0 million in senior notes are unsecured, bear interest at a rate of 8.47% and mature on November 1, 2006. The junior subordinated deferrable interest debentures were issued in 2001 in connection with our issuance of $76.5 million of mandatorily redeemable preferred securities in two separate transactions. In February 2001, we issued $16.5 million of 10.2% Capital Securities through Bremer Statutory Trust I (“BST”), and in May 2001, we issued $60.0 million of 9.0% Cumulative Capital Securities through Bremer Capital Trust I (“BCT”). The proceeds of both of these offerings, combined with the $2.4 million in proceeds from the sale by BST and BCT to the parent of their common securities, were invested by BST and BCT in junior subordinated deferrable interest debentures (“debentures”) of the parent company. The debentures mature not earlier than July 15, 2006 and not later than July 15, 2031. At September 30, 2005, the $76.5 million in Capital Securities qualified as Tier I capital under guidelines of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). FHLB advances decreased to $238.5 million at September 30, 2005 from $281.8 at December 31, 2004. The installment promissory notes mature in 2007.

We expect to issue additional junior subordinated debentures in June 2006 in connection with the planned issuance of $60 million of mandatorily redeemable preferred securities. We expect that these mandatorily redeemable preferred securities will be issued on a floating rate basis in a trust preferred pool transaction. We expect that the proceeds from this anticipated transaction will be used to retire the $60 million of 9.0% Cumulative Capital Securities issued through BCT in 2001. We have entered into a forward starting interest rate swap with a notional amount of $60 million and an effective date of June 1, 2006 to effectively convert the floating rate interest payments associated with the anticipated transaction to a fixed rate for ten years. At September 30, 2005, the estimated fair value of the interest rate swap was $(0.3) million. This unrealized loss, which is recorded on the balance sheet in other liabilities, has been excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized.

Capital Management.   The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board’s implementation of FDICIA defines “well-capitalized” institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. We have maintained our capital at the “well-capitalized” level in each of these categories in the past and expect to do so in the future. The capital ratios of the Subsidiary Banks in each of these categories met or exceeded the “well-capitalized” ratios as of September 30, 2005.

The following table compares our consolidated capital ratios with the minimum requirements for well-capitalized and adequately capitalized banks as of September 30, 2005:

			Minimum Requirements
	September 30, 2005	December 31, 2004	Well Capitalized	Adequately Capitalized

Tier I capital to risk-weighted assets	10.33%	10.13%	6.00%	4.00%
Total capital to risk-weighted assets	11.50	11.38	10.00	8.00
Tier I capital to average tangible assets	8.22	8.21	5.00	4.00

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

Our primary source of funding is through the acquisition and retention of funds in the local markets we serve. This in-market funding provides a historically stable source of funding. The combination of in-market funding and capital funded 82.8% of average total assets during the first nine months of 2005. Although we prefer to fund the balance sheet with in-market funding sources, another source of liquidity is our ready access to regional and national wholesale funding markets, including FHLB advances, brokered deposits, and federal funds purchased. As of September 30, 2005, we had short-term and long-term borrowings from the FHLB in the amount of $514.6 million. In order to secure those borrowings, we had pledged $2.0 billion in loan assets to the FHLB. In addition to the amounts borrowed as of September 30, 2005, we had the capacity to borrow an additional $440.0 million from the FHLB without the need to provide additional collateral. In the brokered deposit market, we maintain relationships with six major securities dealers that function as intermediaries between investors and banks in the national market for FDIC-insured time savings certificates. Our deposit balances at September 30, 2005 included $263.4 million acquired through these broker sources, and we have the capacity to add significant additional funding from these sources as needed. In September 2005, we generated $193.5 million in proceeds though the transfer of $229.9 million of home equity loan assets to a special interest trust in a securitization transaction and the subsequent sale of $200.0 million of the seller’s interest in these loans to a commercial paper conduit. As of September 30, 2005, we also had available $15.0 million of borrowing capacity under an unsecured credit facility. As of September 30, 2005, there were no advances outstanding under this facility. This credit facility is used primarily for contingency purposes.

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

Item 4.    Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2005, of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). “Disclosure controls and procedures” include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated:	November 10, 2005	BREMER FINANCIAL CORPORATION

		By:	/s/ Stan K. Dardis

Stan K. Dardis President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Stuart F. Bradt

Stuart F. Bradt Controller (Chief Accounting Officer)

INDEX TO EXHIBITS

Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.