Form 10-K
period 2005-12-31
BREMER FINANCIAL CORP
filed 2006-03-23
CIK 846616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

Commission File Number 0-18342

Bremer Financial Corporation

(Exact name of registrant as specified in its charter)

Minnesota	41-0715583
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
445 Minnesota Street Suite 2000, St. Paul, MN	55101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 227-7621

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Based upon the $42.60 per share price at which shares of class A common stock of the Company were last sold before June 30, 2005, the aggregate value of the Company’s shares of class A common stock held by non-affiliates as of such date was approximately $32.2 million. All of the Company’s class B common stock is owned by the Otto Bremer Foundation, an affiliate of the Company.

As of March 22, 2006, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

BREMER FINANCIAL CORPORATION
Annual Report on Form 10-K
for the year ended December 31, 2005

INDEX

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the parts indicated of this Annual Report on Form 10-K:

Parts of Annual Report on Form 10-K		Documents Incorporated by Reference

Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	Reference is made to the portions described herein of the final Prospectus of the Company dated April 20, 1989 filed with the Securities and Exchange Commission on April 20, 1989.
Part III
Item 10.	Directors and Executive Officers of the Registrant	Reference is made to the Registrant’s definitive proxy statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“Commission”) within 120 days after December 31, 2005.
Item 11.	Executive Compensation	Reference is made to the Registrant’s Proxy Statement.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Reference is made to the Registrant’s Proxy Statement.
Item 13.	Certain Relationships and Related Transactions	Reference is made to the Registrant’s Proxy Statement.
Item 14.	Principal Accounting Fees and Services	Reference is made to the Registrant’s Proxy Statement.

ii

CROSS REFERENCE SHEET
Between Items in Part III
of Form 10-K and
Proxy Statement
Pursuant to Paragraph G-4 of General Instructions to Form 10-K

Item Number and Caption	Subject Headings In Proxy Statement

Item 10. Directors and Executive Officers of the Registrant	Information About Nominees for Election as Directors; Information About Executive Officers of the Company
Item 11. Executive Compensation	Information About Nominees for Election as Directors; Compensation of Executive Officers; Long-Term Incentive Compensation of Executive Officers
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Principal Shareholders
Item 13. Certain Relationships and Related Transactions	Certain Transactions
Item 14. Principal Accounting Fees and Services	Independent Registered Public Accountants

iii

PART I

Certain statements in this Annual Report on Form 10-K and in the documents incorporated by reference herein constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended (“Exchange Act”). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “intends,” “expects” and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in “Risk Factors” filed with this Annual Report on Form 10-K as Item 1A., that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

ITEM 1.   BUSINESS

General

Bremer Financial Corporation is a regional financial services company with $6.6 billion in assets as of December 31, 2005, operating 102 offices in Minnesota, Wisconsin and North Dakota. We offer a wide range of banking and related products and services, including transaction and savings deposits, commercial, consumer, agricultural and real estate loans, mortgage origination services, insurance, trust, and retail brokerage services. From December 31, 2001 to December 31, 2005, we increased our asset base from $5.1 billion to $6.6 billion. During the same period, our loans and leases increased from $3.5 billion to $4.6 billion, and our deposits increased from $3.8 billion to $4.9 billion. Our most recent acquisition was made in 2001, and acquisitions are not a significant part of our current strategy.

Business Developments

Branch Expansion.    As part of our Twin Cities expansion strategy, we opened a new full service office in Woodbury in October 2005.

History

Otto Bremer incorporated Bremer Financial Corporation in December 1943 to consolidate his majority stock holdings in community banks located throughout Minnesota, Wisconsin and North Dakota. Mr. Bremer formed the Otto Bremer Foundation in 1944 to own Bremer Financial Corporation’s stock. Today we are owned by the foundation and the employees and directors of the company. The foundation is organized as a non-profit trust for the benefit of individuals and entities who are residents of or are located in Minnesota, Wisconsin, North Dakota and Montana. The foundation is a key part of our community-based philosophy. Earnings from its investment in us and other investments are returned to the bank communities in the form of grants and program-related investments. In 2005, the Otto Bremer Foundation made over $28.0 million in grants to over 800 community organizations and programs.

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

Our Strategy

We seek to be the preeminent community bank in each market we serve. In order to achieve this objective, we must create value by taking action for our clients and communities. We understand it is through our employees that action is delivered and value is created. Our business model is designed to help provide individualized solutions to our clients’ total financial services needs through a local, community bank network. This means our clients are interfacing directly with financial experts who are empowered to make decisions on their behalf. Our strategic priorities are centered around taking action to continually improve our sales and service delivery.

•	Sales Effectiveness
»	Providing personalized service through a relationship development approach
We seek to identify the total financial services needs of our clients and provide them with individualized solutions to meet those needs. We emphasize a client-centered sales approach in which an assigned relationship manager is responsible for delivering the entire range of our solutions to our client base, as opposed to assigning sales people from each product area to a specific client. In this role, our relationship managers work in tandem with representatives from our product areas to develop an effective overall client solution. As a result, our relationship managers gain a more thorough understanding of their clients’ needs, and clients gain more convenient access to our diverse product line.
»	Offering a wide variety of innovative financial products to our clients
Bremer is more than a bank. We are a total financial services provider for families, businesses, non-profits, and agricultural producers. The company offers traditional banking products and services, along with a comprehensive line of wealth management soultions including private banking, brokerage, investment management and trust, and insurance services. Additionally, Bremer offers a competitive range of convenient access options for clients, including over 100 branch locations across the three-state region, 24-hour Internet and telephone banking, and over 3,700 free ATMs. We continue to invest significantly in technology and product development to ensure our clients have access to competitive products and services to meet their changing needs.
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
In order to earn the right to ask for the client’s business, Bremer knows it must first demonstrate an ability to deliver consistent and reliable service in a highly professional and responsive manner. The company continues to make significant investments in employee training, as well as ongoing research to measure and monitor client satisfaction and loyalty. The company has recently introduced a new program called “Bremer Action Experience,” which is intended to help the organization and its employees stay closely linked to our clients, their service expectations, and how we are performing against those expectations. To be a premier financial services company, we believe you have to take action.

»	Managing, minimizing, and solving problems
We believe that one of the best tests of whether an organization delivers exceptional service is how it responds when a problem arises. Obviously, our goal is to proactively manage and minimize any problems from occurring in the first place. However, it’s inevitable in any business as complex as financial services that some issue could surface. We use the phrase internally, “I’ll take care of it,” to describe the service culture at Bremer. If and when a problem occurs, our employees are empowered to own and resolve that issue on behalf of our clients. We hope our clients never experience a problem at Bremer, but if they do they can rest assured that it will be taken care of in a highly responsive and professional manner.

Our Banks

Our nine subsidiary banks, which are organized into four banking regions, are located in Minnesota, Wisconsin and North Dakota. At December 31, 2005, the individual banks ranged in size from $76.7 million to $2.3 billion in total assets and from $62.7 million to $1.8 billion in total deposits. Each of our banks is a community bank that provides a full range of commercial and consumer banking services, primarily to customers within its market area. All of our banks are nationally chartered, operate under the name of Bremer Bank, National Association, and are regulated by the Office of the Comptroller of the Currency. The locations, total assets and total deposits of our banks are as follows:

Region/Location of Subsidiary Bank Charter	Branch Locations	Assets	Deposits

		(in thousands as of December 31, 2005)
Greater Minnesota Region
Alexandria, MN	Alexandria, MN (2) Brandon, MN Breckenridge, MN Fergus Falls, MN Morris, MN Starbuck, MN Wahpeton, ND	$526,025	$382,638
Brainerd, MN	Brainerd, MN (2) Aitkin, MN Baxter, MN (2)	$315,846	$250,130
International Falls, MN	International Falls, MN	$ 76,658	$ 62,687
St. Cloud, MN	St. Cloud, MN (2) Rice, MN Sartell, MN Sauk Rapids, MN	$675,320	$435,280
Willmar, MN	Marshall, MN Redwood Falls, MN Willmar, MN (2)	$460,016	$344,662

Region/Location of Subsidiary Bank Charter	Branch Locations	Assets	Deposits

		(in thousands as of December 31, 2005)
North Dakota Region
Fargo, ND	Fargo, ND (2) Berthold, ND Carrington, ND Casselton, ND Detroit Lakes, MN Devils Lake, ND Leonard, ND Lisbon, ND Max, ND Minnewaukan, ND Minot, ND (3) Moorhead, MN Perham, MN Richardton, ND Rugby, ND	$1,146,578	$743,572
Grand Forks, ND	Grand Forks, ND (2) Crookston, MN Fisher, MN Fordville, ND Gilby, ND Grafton, ND Hoople, ND Larimore, ND St. Thomas, ND Warren, MN	$ 683,281	$487,115

Region/Location of Subsidiary Bank Charter	Branch Locations	Assets	Deposits

		(in thousands as of December 31, 2005)
Twin Cities Region
South St. Paul, MN	South St. Paul, MN St. Paul, MN (3) Minneapolis, MN (3) Arden Hills, MN Brooklyn Center, MN Brooklyn Park, MN Eagan, MN Eden Prairie, MN Edina, MN Inver Grove Heights, MN Maplewood, MN Milaca, MN Minnetonka, MN Ogilvie, MN Plymouth, MN Princeton, MN Richfield, MN Roseville, MN St. Anthony, MN St. Louis Park, MN Watertown, MN White Bear Lake, MN Woodbury, MN Zimmerman, MN	$2,251,108	$1,788,156
Wisconsin Region
Menomonie, WI	Menomonie, WI (3) Amery, WI Bayfield, WI Colfax, WI Danbury, WI Deer Park, WI Eau Galle, WI Elk Mound, WI Frederic, WI Knapp, WI La Pointe, WI New Richmond, WI Rock Falls, WI Siren, WI Washburn, WI	$ 531,067	$ 423,257

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

Commercial Loans.    Loans in this category include term loans and operating lines of credit primarily for manufacturing, wholesale, or retail businesses. Although we rely on the borrower’s business operations as the principal source of repayment, we also generally obtain personal guarantees and security interests in inventory, receivables, and equipment as collateral support for the loans. We utilize standard advance rates in determining amounts that can be advanced for each collateral type. Approximately 67% of our commercial loan portfolio consists of short-term floating rate advances that are normally secured by inventory and receivables. The remaining 33% of the commercial loan portfolio consists of fixed rate loans typically amortizing over approximately five years and secured by equipment.

Commercial Real Estate Loans.   Our commercial real estate portfolio, which includes interim commercial real estate construction and land development loans, consists primarily of loans to business customers who occupy the property or use the property for income production. Commercial real estate loans generally are made for up to 80% of appraised value or cost and typically have a term of five years with 15 to 20 year amortization. Approximately 49% of our commercial real estate loans are fixed rate loans and 51% are adjustable rate loans.

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

Residential Real Estate Loans.    The residential real estate portfolio includes home equity loans, first mortgage residential real estate loans, and some construction loans. The construction loans are typically made to builders on homes under construction that have been pre-sold. Loan to value ratios for home equity loans typically range from 80% to 100%. Approximately 25% of our home equity loans are fixed rate loans with terms of five to 12 years. The remaining 75% of our home equity loans are floating rate lines of credit. In September 2005, we transferred approximately 35% of our home equity lines of credit to a special interest trust in a securitization transaction and subsequently sold $200.0 million of the seller’s interest in these loans to a commercial paper conduit. First mortgage residential real estate lending is generally conducted in compliance with secondary market underwriting guidelines, and most newly originated fixed rate first mortgage loans are sold into the secondary market. The first mortgage residential real estate loans that we keep in our portfolio are generally adjustable rate loans and often involve vacation homes in our recreational and resort-based communities.

Consumer Loans.    Loans in this category include automobile loans, student loans and personal lines of credit. In addition to our direct lending operations, our subsidiary banks also purchase indirect retail installment sales contracts primarily from automobile dealers, certain recreational vehicle dealers, and certain sport recreation dealers where the selling dealer is well known to us and located in our primary trade area. We became more selective with respect to indirect lending during 2005, and our indirect portfolio declined by 21% during 2005 as a result. Approximately 63% of our consumer loans are fixed rate loans with terms of three to five years.

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

Bremer Trust, National Association.    Bremer Trust, National Association has trust powers and offers trust and other fiduciary services in the majority of our markets. Services that Bremer Trust provides to our customers include serving as trustee, investment agent, custodian, personal representative, and conservator for individuals, businesses, and public and tax-exempt organizations. Bremer Trust directly serves as an investment advisor for the proprietary stock and bond mutual funds we offer to our trust client accounts. It also operates on a limited basis as a registrar and transfer agent. As of December 31, 2005, Bremer Trust had 75 employees. Our total trust revenues for 2005 were $11.8 million.

Bremer Insurance Agencies, Inc.    Bremer Insurance Agencies, Inc. is an independent insurance agency with offices in Minnesota, Wisconsin and North Dakota, representing many different insurance companies. This gives agency personnel the ability to tailor coverage to meet the differing needs of our diverse customer base. The agency’s book of business is generated by selling personal, life, health, commercial and agricultural insurance products. In 2005, Bremer Insurance generated insurance commissions of $11.6 million and, as of December 31, 2005, it had 97 employees.

Brokerage Services.    Bremer Investments provides consumer investment products and services at our subsidiary bank offices through INVEST Financial Corporation of Tampa, Florida. We have an agreement with INVEST to deliver investment services to our customers through our branch network, and we receive a portion of the commissions earned by the investment representatives in those branches. We had $6.4 million in brokerage commissions in 2005.

Subsidiaries No Longer Conducting New Business Activities.    Bremer Life Insurance Company was formed as a reinsurer of credit life and credit accident and health insurance sold by the Bremer banks. In 2003, we discontinued selling credit life and disability insurance products through Bremer Life Insurance Company and replaced them with a bank product. Bremer Business Finance Corporation is a subsidiary originally formed in 1996 that was engaged in secured lending activities. Bremer Business Finance Corporation discontinued accepting new loan applications in 2003, and its loan portfolio has declined to $6.4 million at December 31, 2005.

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

Credit.    The credit administration division, under the leadership of the Chief Credit Officer, is responsible for managing the Company’s credit granting process. We evaluate and approve credit through a system of credit authorities that provides market personnel and market executives with authority levels that are designed to balance responsiveness to the customer, efficiency, and soundness of credit decisions. We assign credit authorities in the markets at the individual lender, market manager, and region credit manager levels. Each region has a credit committee which approves larger credits. An executive credit committee approves those extensions of credit that exceed the limits established for the regional credit committees and approves all credit policy and guideline changes. Members of the executive credit committee includes the Company’s Chief Credit Officer, the four regional credit managers, the special assets manager, and the business loan portfolio manager.

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

•	Credit examination provides an independent assessment of our credit process and quality on a regular basis. The frequency of examination is based on a risk assessment and provides for more frequent examinations for units exhibiting higher risk factors.
•	Internal audit conducts periodic operational, financial, and internal control reviews of all of our affiliates and system-wide operations and reports its findings to the audit committee and, where applicable, bank boards of directors.
•	Compliance administration and compliance counsel provide assistance to the centralized functions and affiliates in meeting their compliance responsibilities and provides centralized Bank Secrecy Act / Anti-Money Laundering support.
•	Information security provides risk oversight of information technology activities by monitoring internal and external environments, reporting findings to the audit committee, and ensuring appropriate responses to findings.

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

Employees

As of February 28, 2006, we had 1,680 full-time equivalent employees. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance plans, and 401(k) plans. In addition, all the employees have the opportunity to invest in our class A common stock. None of our employees is a member of a collective bargaining unit. We consider our relationship with our employees to be good.

ITEM 1A.   RISK FACTORS

Our geographic concentration is in the Upper Midwest, and many of the communities we serve are dependent upon agriculture.

Our success depends to a great extent upon the general economic conditions of the communities we serve in Minnesota, Wisconsin and North Dakota. Many of the communities we serve are predominantly dependent on agriculture. We estimate that approximately 33% of our deposits and 30% of our loans and leases originate in such communities. Agriculture in these communities is affected by many factors beyond our control, including weather, government policies, fluctuating commodity prices, energy costs, and natural disasters. Flooding, high fuel costs, and low commodity prices in recent years in some of the areas we serve have resulted in reduced levels of economic activity. Similar events in the future may adversely affect our loan quality, local loan demand and other aspects of our business and results of operations.

Changes in interest rates could have an adverse effect on our profitability.

Our ability to make a profit, like that of most financial institutions, substantially depends upon our net interest income. This is the difference between the interest income we earn on our interest-earning assets, such as loans, and the interest expense we pay on our interest-bearing liabilities, such as deposits. When interest rates are rising, the interest income we earn on loans and interest-bearing investments may not increase as rapidly as the interest expense paid on our liabilities. Conversely, when interest rates are declining, the interest income we earn on loans and interest-bearing investments may decrease more rapidly than the interest expense paid on our liabilities. In either case, our earnings may be adversely affected.

Factors such as inflation, recession, unemployment, money supply, international disorders, instability in domestic and foreign financial markets and other factors beyond our control may affect interest rates. Changes in market interest rates will also affect the level of voluntary prepayments on our loans and payments on our mortgage-backed securities, resulting in the receipt of proceeds that may be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Although we have an asset-liability management strategy designed to control our risk from changes in market interest rates, changes in interest rates still could have an adverse effect on our profitability.

We may be adversely affected by government monetary policy.

As a bank holding company, our business is affected by the monetary policies of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), which regulates the national money supply in order to mitigate recessionary and inflationary pressures. In setting its policy, the Federal Reserve Board may use techniques such as the following:

•	engaging in open market transactions in United States government securities;
•	setting the discount rate on member bank borrowing; and
•	determining reserve requirements.

These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or business and operations.

Credit losses are inherent in our business, and our allowances for credit losses may be inadequate to cover actual credit losses.

Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Every credit we make carries a certain risk of non-payment. This risk is affected by, among other things:

•	the credit risks of a particular borrower;
•	changes in economic and industry conditions;
•	the duration of the credit; and
•	in the case of a collateralized credit, the changes and uncertainties as to the future value of the collateral.

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential losses based on a number of factors. The amount of this allowance is determined by management through a periodic review and consideration of several factors, including:

•	an ongoing review of the quality, size and diversity of our credit portfolio;
•	evaluation of non-performing loans;
•	historical loan loss experience; and
•	the amount and quality of collateral, including guarantees, securing the credits.

If our assumptions are wrong, our allowances for credit losses may be insufficient to cover our actual losses, thereby having an adverse effect on our operating results and perhaps causing us to increase the allowance in the future. The actual amount of future provisions for credit losses cannot now be determined and may exceed the amounts of past provisions.

Commercial loans and commercial real estate loans represent a significant portion of our loan portfolio, and repayment of these loans may depend on factors outside of our control or the control of our borrowers.

As of December 31, 2005, our commercial loans and commercial real estate loans, including commercial real estate construction loans, totaled $2.8 billion, or 60.1%, of our total loan portfolio. Commercial lending and commercial real estate lending typically involve higher principal amounts, and the repayment of the loans generally depends, in large part, on sufficient income from the borrowers and cash flow from the collateral securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow of the borrowers and the value of the collateral securing the loans.

Changes in the regulatory structure or the statutes or regulations that apply to us could have a material impact on our operations.

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the Office of the Comptroller of the Currency. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than the shareholders of these entities. Our success depends on our continued ability to comply with these regulations. Some of these regulations may increase our costs and thus place non-bank financial institutions in stronger, more competitive positions. Regulatory authorities have extensive discretion in carrying out their supervisory and enforcement responsibilities. They have also implemented regulations that have increased capital requirements, increased insurance premiums, required approval of acquisitions and changes of control and resulted in increased administrative and professional expenses. Any change in the existing regulatory structure or the applicable statutes or regulations could have a material impact on our operations. Additional legislation and regulations may be enacted or adopted in the future which could significantly affect our powers, authority and operations, which in turn could have a material adverse effect on our operations.

If we do not adjust to rapid changes and consolidation in the financial services industry, our financial performance may suffer.

Our ability to compete successfully in our market areas will depend in part on our ability to expand the financial services we offer to meet the requirements and demands of our customers. In addition to the challenge of attracting and retaining customers for traditional banking services, our competitors now include securities dealers, brokers, mortgage bankers, investment advisors, finance companies, and insurance companies who seek to offer one-stop financial services to their customers. This may include services that banks have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers.

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to allowing us to better serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot assure you that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

We currently offer a wide range of Internet-based services to customers. The use of these services involves the transmission of confidential information over public networks. We cannot be sure that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in a compromise or breach in the commercially available encryption and authentication technology that we use to protect our customers’ transaction data. If we were to experience such a breach or compromise, we could suffer losses, and our operations could be adversely affected.

The Otto Bremer Foundation’s ownership interest in Bremer is significant, which may affect us in various ways.

The Otto Bremer Foundation, a non-profit charitable trust, is our largest shareholder. It owns 240,000 shares, or 20%, of our class A common stock and 10,800,000 shares, or 100%, of our class B common stock. Holders of class A common stock have full voting rights with regard to all matters, while holders of class B common stock have the right to vote on an equivalent per share basis with the holders of the class A common stock only with respect to certain extraordinary transactions. Three of the members of our board of directors are also the only trustees of the Foundation. As a result, the Foundation may exert significant influence over our corporate affairs. As a private foundation, the

Foundation is subject to tax laws and other regulations at both the federal and state level. Any change in these tax laws or other regulations that had a significant impact on the Foundation could also impact us. The Foundation’s expectations regarding dividends needed to fund its annual distribution requirements and our two-class common stock structure may limit our access to capital and consequently our ability to grow through any future acquisitions.

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

Substantially all of the offices and branches of the subsidiary banks outside of the Minneapolis/St.Paul market are owned, with the primary exception of small leased spaces in supermarkets. Within the St. Paul/Minneapolis market area, we lease 12 of our 28 banking offices. Our bank facilities range in size from less than 400 square feet to more than 52,000 square feet.

ITEM 3.   LEGAL PROCEEDINGS

There are no legal proceedings pending other than ordinary routine litigation incidental to our business, the resolution of which, either individually or in the aggregate, will not have a material adverse effect on the company or its financial condition.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                  ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for the shares of our class A common stock. To the best of our knowledge, during the period from May 18, 1989 (the closing date of the registered initial public offering of Bremer’s class A common stock) through February 28, 2006, a majority of the purchases and sales of shares of the class A common stock have consisted of transfers effected upon the exercise of the options described in the portions of Bremer’s Prospectus dated April 20, 1989 (“Prospectus”) entitled “Description of Capital Stock — Description of Class A Common Stock — Restrictions on Transfer” on page 62 of the Prospectus and “Description of Capital Stock — Description of Class A Common Stock First Call Option to Company” on page 64 of the Prospectus (which portions are hereby incorporated by reference pursuant to Rule 12b-23 under the Securities Exchange Act of 1934). We are not obligated to purchase any shares of class A common stock from a holder upon the exercise of a put option if the purchase price paid for the shares subject to the put option, when added to the purchase price paid for all previous purchases of class A common stock during the preceding 12-month period, would exceed 10% of our net worth as of the date of such purchase. As of December 31, 2005, our net worth, including redeemable class A common stock, was $546.6 million, and 10% of our net worth and redeemable class A common stock was $54.7 million.

During the period from January 1, 2005 through February 28, 2006, we did not directly purchase any shares of class A common stock but assigned to various parties our options to purchase a total of 131,951.8250 shares. These options were assigned to the Bremer Financial Corporation Employee Stock Ownership Plan (“ESOP”) (10,941.3090 shares), the Bremer 401(k) Plan (“401(k)”) (88,040.5160 shares) and executives and directors under the Executive Stock Purchase Plan (32,970.0000 shares). To our knowledge, shares purchased by these parties upon exercise of these assigned options were the only transfers of shares of class A common stock effected during the period from January 1, 2005 through February 28, 2006. The sales price of the shares of class A common stock in such transactions occurring during that period ranged from $42.02 to $62.50 per share. These prices were equal to either the per share book value of the class A common stock as shown in our consolidated balance sheet dated as of the last day of the immediately preceding fiscal quarter or, and only with respect to shares transferred that had been held for employees in the ESOP, the per share fair market value as determined by an independent appraiser. At December 31, 2005, the most recent date for which a per share book value for the class A common stock is available, such value was $45.55.

To the best of our knowledge, no brokers are used to sell the shares of class A common stock, and there are no market makers for the class A common stock. The Company has sold none of its equity securities during the three years ended December 31, 2005.

Holders

As of February 28, 2006, there were 107 holders of record of the shares of class A common stock.

Dividends

The subsidiary banks’ ability to pay dividends to the company as the parent and the parent’s ability to pay dividends to holders of the class A common stock are restricted and limited. The restrictions on payments of dividends are described in Note R of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. Each of the subsidiary banks is subject to extensive regulation regarding the payment of dividends and other matters. All subsidiary banks are nationally chartered and are regulated by the Office of the Comptroller of the Currency. In addition, because the deposits of our subsidiary banks are insured up to the applicable limit (currently $100,000) by the FDIC, all of the subsidiary banks are subject to regulation by the FDIC. The parent and the Foundation, as bank holding companies, are regulated by the Federal Reserve Board.

Dividends from Subsidiary Banks.    A substantial portion of our cash flow and income is derived from dividends paid to us by the subsidiary banks, and restrictions on the payment of such dividends could affect the payment of dividends by the parent. With regard to the subsidiary banks, and in addition to the statutory prohibition against the withdrawal of any portion of a national bank’s capital and certain statutory limitations on the payment of dividends, the approval of the Comptroller of the Currency is required for the payment of any dividend by any national bank if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus. The Comptroller also has issued a banking circular emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank’s current and expected earnings stream, the bank’s need to maintain an adequate capital base, and other factors.

In addition to the foregoing limitations, the appropriate federal banking agency could take the position that it has the power to prohibit a national bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices.

The payment of dividends by any national bank also is affected by the requirements to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Comptroller of the Currency. The Comptroller has issued capital adequacy regulations for national banks subject to the Comptroller’s primary supervision. These regulations provide for a minimum Tier 1 capital to total assets (leverage) ratio of 4.00% for the most highly-rated banks and a minimum total capital to risk-weighted assets (total capital) ratio of 8.00%. These guidelines and regulations further provide that capital adequacy is to be considered on a case-by-case basis in view of various qualitative factors that affect a bank’s overall financial condition. Most banking organizations are expected to maintain a leverage ratio of 100 to 200 basis points above this minimum, depending on their financial condition. The subsidiary banks are in compliance with the Comptroller’s minimum capital guidelines. See the discussion of the capital adequacy guidelines set forth in the portion of Part II of this Annual Report on Form 10-K entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management.”

The above regulations and restrictions on dividends paid by the subsidiary banks may limit our ability to obtain funds from such dividends for our cash needs, including funds for payment of operating expenses and for the payment of dividends on the class A and class B common stock, as well as funds necessary to facilitate any acquisitions. However, because of the capital positions of the subsidiary banks, we have been able to obtain dividends sufficient to meet our cash flow needs.

As of December 31, 2005, the subsidiary banks had retained earnings of $35.5 million which were available for distribution to the parent as dividends in 2006 subject to regulatory and administrative restrictions. Of this amount, approximately $34.8 million was available for distribution without obtaining the prior approval of the appropriate bank regulator. The subsidiary banks paid total dividends of $38.8 million in 2005 and $23.0 million in 2004 to the parent. The range of dividend payouts (dividends paid divided by net income) was 7.8% to 105.61% in 2005 and 0.0% to 82.0% in 2004.

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

Under the 401(k), all cash dividends paid on the class A common stock are allocated to the accounts of the participants holding shares of the class A common stock in their 401(k) accounts. All such proceeds are available to the participants for investment under the 401(k) in accordance with the terms and conditions of the 401(k) plan. All dividends paid in the form of class A common stock are allocated to the account of the participant in which the shares are held. In no event are dividends paid on the class A common stock held by the participants’ accounts within the 401(k) forfeited or otherwise allocated and held by the trustees of the 401(k) plan.

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

We declared and paid dividends to the Foundation and all other holders of our class A common stock of $25.0 million in 2005 and $22.8 million in 2004. We paid $7.0 million of dividends in the last quarter of 2005, $6.0 million of dividends in each of the first three quarters of 2005 and the last two quarters of 2004 and $5.4 million in the first two quarters of 2004. The dividend yield, which consists of dividends paid during the year divided by shareholders’ equity as of the last day of the preceding year, was 5.0% and 4.9% for the years ended December 31, 2005 and 2004.

ITEM 6.   SELECTED FINANCIAL DATA

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

	At or for the year ended December 31,

	2005	2004	2003	2002	2001

	(dollars in thousands, except per share data)
Operating results
Total interest income	$357,230	$286,895	$274,381	$298,960	$329,230
Net interest income	222,399	198,056	185,770	195,059	171,666
Net interest income (1)	231,845	206,610	193,973	203,374	179,806
Provision for loan losses	12,365	7,042	14,805	18,161	12,054
Noninterest income	85,227	79,720	86,780	74,643	67,738
Noninterest expense	184,730	172,470	164,543	159,129	148,673
Net income	72,031	64,177	61,092	61,649	51,626
Dividends	24,960	22,800	21,600	19,800	19,200
Average balances
Total assets	$6,306,334	$5,829,367	$5,357,353	$5,000,244	$4,657,716
Securities (2)	1,237,951	1,249,306	1,165,642	1,088,518	1,104,541
Loans and leases (3)	4,679,784	4,213,097	3,802,654	3,540,323	3,210,537
Total deposits	4,449,128	4,069,376	3,788,738	3,647,435	3,461,900
Short-term borrowings	914,266	798,611	573,608	427,309	450,407
Long-term debt	356,407	429,505	482,115	447,912	307,708
Redeemable class A common stock	42,033	38,865	36,061	32,960	29,758
Shareholders’ equity	483,380	446,944	414,700	379,044	342,216
Period-end balances
Total assets	$6,555,895	$6,141,519	$5,673,709	$5,261,963	$5,096,484
Securities (2)	1,374,065	1,193,446	1,314,440	1,126,501	1,201,645
Loans and leases (3)	4,639,766	4,541,993	3,964,015	3,679,669	3,498,839
Total deposits	4,878,352	4,210,096	4,050,976	3,750,329	3,806,018
Short-term borrowings	736,560	988,457	639,358	511,476	448,912
Long-term debt	322,016	380,700	460,158	496,545	394,790
Redeemable class A common stock	43,730	40,335	37,394	34,728	31,193
Shareholders’ equity	502,904	463,856	430,033	399,368	358,719
Financial ratios
Return on average assets	1.14%	1.10%	1.14%	1.23%	1.11%
Return on average equity (4)	13.7	13.2	13.6	15.0	13.9
Average equity to average assets (4)	8.3	8.3	8.4	8.2	8.0
Tangible equity to assets (4)	7.0	6.7	6.6	6.4	5.7
Dividend payout	34.7	35.5	35.4	32.1	37.2
Net interest margin (1)	3.90	3.77	3.89	4.38	4.15
Operating efficiency ratio (5)	58.3	60.2	58.6	57.2	60.1
Reserve for loan losses to total loans and leases	1.20	1.28	1.49	1.60	1.54
Net charge-offs to average loans and leases	0.30	0.11	0.39	0.37	0.26
Per share of common stock (4)
Net income-basic and diluted	$6.00	$5.35	$5.09	$5.14	$4.30
Dividends paid	2.08	1.90	1.80	1.65	1.60
Book value	45.55	42.02	38.95	36.17	32.49

(1)	Tax-equivalent basis (TEB).
(2)	Includes securities held-to-maturity and securities available-for-sale.
(3)	Net of unearned discount and includes nonaccrual loans and leases.
(4)	Calculation includes shareholders’ equity and redeemable class A common stock.
(5)	Noninterest expense as a percentage of tax-equivalent net interest income and noninterest income.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

Application of Critical Accounting Policies

In preparing the financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. A summary of our significant accounting policies can be found in Note A of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, and many of these policies are relatively straightforward. However, management has identified the accounting policies described below as those that are critical to an understanding of our consolidated financial statements and management’s discussion and analysis due to the judgments, estimates and assumptions inherent in those policies.

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

Reserves for Loan Losses.    In general, determining the amount of the reserve for loan losses requires the use of significant judgment and estimates by management. We maintain an allowance for loan losses to absorb probable losses in the loan and lease portfolio based on a quarterly analysis of the portfolio and expected future losses. Reserves for loan losses include charges to reduce the recorded balances of loans receivable and real estate to their estimated net realizable value or fair value, as applicable. The policy for accounting for the reserves for loan losses is described in the later section entitled “- Financial Condition – Reserve for Loan Losses” and in Note A of the Notes to Consolidated Financial Statements.

Loan securitizations.    We transfer loans through special interest trusts to independent third parties under the terms of a revolving securitization facility agreement. These transfers are accounted for as sales if the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are met.

When the requirements for sale accounting are met, the carrying amount of the assets transferred to the special interest trust is allocated between assets sold and retained interests based on relative fair values at the date of sale. A gain or loss on the sale of loans is recorded for the difference between the carrying amount and the fair value of the assets sold. The retained interests include the seller’s interest in loans which have not yet been sold to a third party, retained interest-only strips, and reserve accounts. Because quoted market prices are not available, we estimate the fair value of the retained interests by determining the present value of the future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, weighted average life, interest rates on variable rate contracts, and discount rates commensurate with the risks involved. Credit loss assumptions are based upon historical experience and the characteristics of the loans securitized. Prepayment speed estimates are determined utilizing data obtained from market participants, where available, or based on historical prepayment rates on similar assets. Discount rate assumptions are determined using data obtained from market participants. Estimates of interest rates on variable rate contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. The seller’s interest in loans is recorded on the balance sheet in loans at the allocated carrying amount. Interest-only strips and reserve accounts are included in other assets and are recorded at fair value with any differences between fair value and carrying value which are deemed to be temporary, reported net of tax, as a separate component of shareholder’s equity. Any differences between fair value and carrying value which are deemed to be other than temporary are recorded in earnings.

There are many assumptions and estimates underlying the determination of the fair value of retained interests in securitization transactions. The use of different, but still reasonable assumptions, could significantly impact the amount recorded on the balance sheet for retained interests and the amount of gain or loss recorded on the sale of loans in securitization transactions.

Investment Securities.    Investments in marketable equity and debt securities are classified into three categories – held-to-maturity, available-for-sale, or trading – pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of December 31, 2005, no investments were classified as trading securities. Held-to-maturity securities, which are valued at amortized historical cost, represent investments for which we have the ability and intent to hold to maturity and that may be sold under only very limited circumstances. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. A portion of the unrealized holding gains and losses is allocated to redeemable class A common stock. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Management periodically evaluates investment and mortgage-backed securities for other than temporary declines in fair value. Declines in fair value of individual investment and mortgage-backed securities below their amortized cost that are deemed to be other than temporary are written down to current market value and included in earnings as realized losses in the period the securities are deemed to be impaired. The initial indicator of impairment is a sustained decline in market price below the amount recorded for the investment. We consider the length of time and the extent to which market value has been less than cost, the cause of the price decline, the extent to which the price decline is due to the general level of interest rates or other issuer specific factors, the issuer’s financial condition and ability to make future payments in a timely manner, and our investment horizon. Our analysis as of December 31, 2005 indicates that our unrealized losses were caused by market interest rate increases. We intend to hold these investments until a recovery of fair value, which may be at maturity, and, as a result, there were no investment securities which management identified to be other-than-temporarily impaired for the year ended December 31, 2005. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods. See Note C of the Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets.    SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, SFAS No. 147, “Acquisitions of Certain Financial Institutions,” establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At December 31, 2005, we had $84.2 million of goodwill, which is not subject to periodic amortization, and $12.2 million in other intangible assets, which is subject to periodic amortization. The largest component of our other intangible assets at December 31, 2005 consisted of core deposit premiums of $9.5 million. The core deposit premiums are being amortized over an estimated deposit life of 10 years from the date of acquisition. Other intangibles are being amortized on the basis of estimated remaining life.

We performed the annual impairment tests on our goodwill and other intangible assets and have concluded that the recorded values of goodwill and the other intangible assets, with the exception of mortgage-servicing rights (“MSRs),” were not impaired as of December 31, 2005. We evaluate our MSRs on a quarterly basis for possible impairment based on the difference between the carrying amount and current estimated fair value under SFAS No. 140. See Note H of the Notes to Consolidated Financial Statements for additional information regarding the valuation of MSRs at December 31, 2005.

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

Retirement Plan Accounting.    As discussed in Note L of the Notes to Consolidated Financial Statements, we provide pension benefits to substantially all employees. As of December 31, 2005, the fair value of the qualified pension plan assets was $77.1 million, compared to an accumulated benefit obligation at that date of $64.2 million. We account for these plans in accordance with SFAS No. 87 “Employers’ Accounting for Pensions,” which requires us to make a number of economic and other assumptions that can have a significant impact on amounts recorded in our income statement and statement of financial position. Assumptions regarding long-term discount rates and the expected return on pension plan assets can have the most material impact on our financial results and funding requirements.

The SFAS No. 87 discount rate is used to calculate the present value of pension obligations and the service cost and interest components of net periodic pension cost. It is intended to represent the rate at which pension benefit obligations could be settled by purchase of an annuity contract. Lower discount rate assumptions have the effect of increasing the service cost and interest cost components of pension expense, while higher discount rates have the opposite effect. The SFAS No. 87 discount rate used in calculating the 2005 and 2004 pension expense was 6.00%. The SFAS No. 87 discount rate which will be used in calculating 2006 pension expense is 5.75%. Each 25 basis point reduction in the 2006 discount rate assumption of 5.75% would increase our 2006 pension expense by approximately $442 thousand.

The SFAS No. 87 expected return on pension plan assets is our long-term expectation of the annual earnings rate on the pension fund and is determined by looking at historical trends, current expectations for certain asset categories based on broad equity and bond indices and our actual and targeted asset allocation. Higher expected return assumptions have the effect of decreasing pension costs while lower assumptions have the opposite effect. As of December 31, 2005, 74% of our pension plan assets were invested in a diversified mix of domestic and foreign equity securities and 26% in debt and other investments. Our expected return on pension assets used to determine 2005 and 2004 pension expense was 8.5%. Our expected return as of January 1, 2006 used to determine 2006 pension expense was 8.5%. Each 25 basis point reduction in the 2006 expected rate of return would increase our 2006 pension expense by approximately $190 thousand.

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

Overview

Earnings.    We reported net income of $72.0 million or $6.00 basic and diluted earnings per share for the year ended December 31, 2005. This compares to net income of $64.2 million or $5.35 basic and diluted earnings per share in 2004 and $61.1 million or $5.09 basic and diluted earnings per share in 2003. Return on average equity was 13.7% in 2005, as compared to 13.2% in 2004 and 13.6% in 2003. Return on average assets was 1.14% in 2005, 1.10% in 2004 and 1.14% in 2003.

Assets.    Total assets at December 31, 2005 increased $414.4 million, or 6.7%, to $6.6 billion from $6.1 billion at December 31, 2004. During 2004, assets increased $467.8 million, or 8.2%, from $5.7 billion at December 31, 2003. Loans and leases, net of unearned discount, as a percentage of total assets were 70.8% at December 31, 2005, compared to 74.0% at December 31, 2004 and 69.9% at December 31, 2003.

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

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest bearing assets and interest expense on interest bearing liabilities. In addition, the table shows resultant yields or costs, net interest income, net interest spread and net interest margin:

	Years ended December 31,

	2005			2004			2003

	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield

	(dollars in thousands)
Assets
Loans and leases (2)
Commercial	$1,044,664	$68,477	6.55%	$934,294	$50,516	5.41%	$889,830	$50,001	5.62%
Commercial real estate	1,670,548	111,312	6.66	1,443,719	86,668	6.00	1,225,989	77,215	6.30
Agricultural	499,884	34,140	6.83	474,376	27,434	5.78	444,097	26,011	5.86
Residential real estate	925,484	62,976	6.80	851,213	48,719	5.72	779,172	46,635	5.99
Consumer	364,370	24,674	6.77	354,912	22,503	6.34	336,321	23,523	6.99
Tax-exempt	174,834	13,127	7.51	154,583	11,567	7.48	127,245	10,190	8.01

Total Loans and Leases	4,679,784	314,706	6.72	4,213,097	247,407	5.87	3,802,654	233,575	6.14
Reserve for loan losses	(60,547)			(61,683)			(61,984)

Net Loans and Leases	4,619,237			4,151,414			3,740,670
Securities (3)
Taxable	1,030,966	36,506	3.54	1,062,961	34,359	3.23	981,430	34,972	3.56
Tax-exempt	206,985	14,484	7.00	186,345	13,448	7.22	184,212	13,795	7.49

Total Securities	1,237,951	50,990	4.12	1,249,306	47,807	3.83	1,165,642	48,767	4.18
Federal funds sold	16,568	512	3.09	12,373	146	1.18	12,593	128	1.02
Other earning assets	7,976	468	5.87	4,347	89	2.05	4,249	114	2.68

Total Earning Assets (4)	$5,942,279	$366,676	6.17%	$5,479,123	$295,449	5.39%	$4,985,138	$282,584	5.67%
Cash and due from banks	169,359			154,520			152,753
Other noninterest earning assets	255,243			257,407			281,446

Total Assets	$6,306,334			$5,829,367			$5,357,353

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$795,617			$745,134			$668,457
Interest bearing deposits
Savings and NOW accounts	499,244	$3,565	0.71%	486,802	$1,457	0.30%	468,406	$1,386	0.30%
Other interest bearing checking	267,511	1,046	0.39	265,257	318	0.12	250,228	334	0.13
Money market savings	1,361,802	31,973	2.35	1,451,353	19,713	1.36	1,202,457	15,954	1.33
Savings certificates	961,001	30,263	3.15	871,310	23,101	2.65	979,158	27,885	2.85
Certificates over $100,000	563,953	20,265	3.59	249,520	6,615	2.65	220,032	6,005	2.73

Total Interest Bearing Deposits	3,653,511	87,112	2.38	3,324,242	51,204	1.54	3,120,281	51,564	1.65

Total Deposits	4,449,128			4,069,376			3,788,738
Short-term borrowings	914,266	25,984	2.84	798,611	11,042	1.38	573,608	7,202	1.26
Long-term debt	356,407	21,735	6.10	429,505	26,593	6.19	482,115	29,845	6.19

Total Interest Bearing Liabilities	$4,924,184	$134,831	2.74%	$4,552,358	$88,839	1.95%	$4,176,004	$88,611	2.12%
Noninterest bearing liabilities	60,970			45,916			61,981

Total Liabilities	5,780,771			5,343,408			4,906,442
Minority interest	150			150			150
Redeemable class A common stock	42,033			38,865			36,061
Shareholders’ equity	483,380			446,944			414,700

Total Liabilities and Equity	$6,306,334			$5,829,367			$5,357,353

Net interest income		$231,845			$206,610			$193,973

Net interest spread			3.43%			3.44%			3.55%
Net Interest margin			3.90%			3.77%			3.89%

(1)	Interest income includes $9,446, $8,554 and $8,203 in 2005, 2004 and 2003 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on available-for-sale securities.
(4)	Before deducting the reserve for loan losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

	Year Ended December 31,

	2005 vs. 2004			2004 vs. 2003

	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in

	Volume	Rate	Total	Volume	Rate	Total

	(in thousands)
Interest earning assets:
Loans and leases (1)	$27,406	$39,893	$67,299	$25,212	$(11,380)	$13,832
Taxable securities	(1,035)	3,182	2,147	2,905	(3,518)	(613)
Tax-exempt securities (1)	1,490	(454)	1,036	160	(507)	(347)
Federal funds sold	50	316	366	(2)	20	18
Other interest earning assets	74	305	379	3	(28)	(25)

Total interest earning assets	$27,985	$43,242	$71,227	$28,278	$(15,413)	$12,865

Interest bearing liabilities:
Savings and NOW accounts	$(49)	$2,157	$2,108	$204	$(133)	$71
Money market and other interest bearing checking	(680)	13,668	12,988	2,394	1,349	3,743
Savings certificates	10,714	10,098	20,812	(2,214)	(1,960)	(4,174)
Short-term borrowings	1,599	13,343	14,942	2,825	1,015	3,840
Long-term debt	(4,526)	(332)	(4,858)	(3,257)	5	(3,252)

Total interest bearing liabilities	7,058	38,934	45,992	(48)	276	228

Change in net interest income	$20,927	$4,308	$25,235	$28,326	$(15,689)	$12,637

(1)	Interest income includes $9,446, $8,554 and $8,203 in 2005, 2004 and 2003 to adjust to a fully taxable basis using the federal statutory rate of 35%.

Tax-equivalent net interest income for 2005 was $231.8 million, an increase of 12.2% from the 2004 total of $206.6 million. Our net interest margin increased to 3.90% in 2005 from 3.77% in 2004 and 3.89% in 2003. The average yield on our earning assets increased 78 basis points when comparing 2005 with 2004. Meanwhile, the average cost of our interest bearing liabilities increased by 79 basis points when comparing the same two periods. Offsetting this slightly negative impact on the net interest spread when comparing 2005 to 2004 were increases in average noninterest bearing deposits, which increased by $50.5 million or 6.8% in 2005 from 2004, and average earning assets, which increased by $463.2 million or 8.5% in 2005 from 2004. Most of the increase in average earning assets was due to growth in loans. Average loans and leases increased by $466.7 million, or 11.1%, in 2005 from 2004.

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

Provision for Loan Losses.    We establish the provision for loan losses based on a quarterly assessment of the adequacy of the reserve for loan losses. The provision for loan losses was $12.4 million in 2005, $7.0 million in 2004 and $14.8 million in 2003. Net charge-offs were $13.9 million in

2005, $4.5 million in 2004 and $14.7 million in 2003. For further information regarding the provision for loan losses, see the section entitled “- Financial Condition - Reserve for Loan Losses.”

Noninterest Income.    Noninterest income was $85.2 million in 2005 compared to $79.7 million in 2004 and $86.8 million in 2003. The following table summarizes the components of noninterest income:

	Years Ended December 31,

	2005	2004	2003

	(in thousands)
Service charges	$31,524	$31,337	$29,966
Insurance	11,606	10,946	9,346
Investment management and trust fees	11,796	11,031	9,933
Brokerage	6,369	6,245	5,559
Gain on sale of loans	16,926	10,510	19,302
Gain on sale of securities	—	2,072	5,856
Other noninterest income	7,006	7,579	6,818

Total noninterest income	$85,227	$79,720	$86,780

Service charge income increased by 0.6% in 2005 from 2004 and 4.6% in 2004 from 2003. Insurance revenue increased by 6.0% in 2005 following an increase of 17.1% in 2004 as compared to 2003. Investment management and trust revenue increased by 6.9% in 2005 and 11.1% in 2004. Brokerage revenue increased by 2.0% in 2005 and 12.3% in 2004. Income from loan sales increased by 61.0% in 2005 following a decrease of 45.5% in 2004. The increase in gain on sales of loans in 2005 is largely the result of a $5.3 million gain on sale of loans related to the September 2005 transfer of $229.9 million of home equity loans to a special interest trust in connection with a securitization transaction. The decline in gains on sale of loans in 2004 compared to 2003 can be attributed to a reduced level of residential mortgage loan refinancing activity. We recorded no investment securities gains in 2005, compared to $2.1 million in gains recorded in 2004 and gains of $5.9 million recorded in 2003.

Noninterest Expense.    Noninterest expense increased $12.3 million, or 7.1%, in 2005 and $7.9 million, or 4.8%, in 2004. The following table summarizes the components of noninterest expense:

	Years ended December 31,

	2005	2004	2003

	(in thousands)
Salaries and wages	$86,915	$81,651	$76,247
Employee benefits	25,363	22,501	21,603
Occupancy	12,523	12,014	11,210
Furniture and equipment	11,826	10,406	10,651
Printing, postage and telephone	6,413	6,205	6,695
Marketing	6,429	6,272	6,140
Data processing fees	11,362	10,959	10,413
Professional fees	3,504	4,339	3,360
Other real estate owned	211	119	282
FDIC premiums and examination fees	1,920	1,830	1,753
Amortization of intangibles	2,601	2,739	2,866
Other noninterest expense	15,663	13,435	13,323

Total noninterest expense	$184,730	$172,470	$164,543

Personnel costs, which include salaries, wages and employee benefits, increased by $8.1 million, or 7.8%, in 2005 from 2004 and $6.3 million, or 6.4%, in 2004 from 2003 and accounted for 66.3% of the increase in noninterest expense from 2004 to 2005. During 2005 and 2004, we added additional staff to support higher rates of growth and incurred higher costs associated with our variable pay programs.

Excluding personnel costs, noninterest expense increased $4.1 million, or 6.1%, from 2004 to 2005. Excluding personnel costs, noninterest expense increased $1.6 million, or 2.4%, from 2003 to 2004. Other noninterest expense increased by $2.2 million, or 16.6%, from 2004 to 2005 and by $112.0 thousand, or 0.8%, when comparing 2003 to 2004. The higher rate of increase in 2005 in other noninterest expense was largely due to increased provisions for losses associated with activities other than loans, higher courier costs due to increases in energy costs, and increased employee training and development expenses.

A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing noninterest expense by tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 58.3% in 2005, 60.2% in 2004 and 58.6% in 2003. Our strategic goal is to move the operating efficiency ratio to 55.0% or below.

Income Taxes.    Income tax expense, which consists of provisions for federal and state income taxes, was $38.5 million for 2005 compared to $34.1 million in 2004 and $32.1 million in 2003. Our effective tax rate was 34.8% in 2005, 34.7% in 2004 and 34.5% in 2003. Our effective tax rate increased slightly in 2005 and 2004 primarily due to an increase in effective state income tax rates.

Financial Condition

Loan and Lease Portfolio.    We maintain a diversified loan and lease portfolio consisting of commercial, commercial real estate, agricultural, residential real estate, consumer and tax-exempt loans and leases. The following table summarizes the components of our gross loan and lease portfolio:

	At December 31,

	2005		2004		2003		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Commercial	$1,050,364	22.6%	$1,001,508	22.1%	$900,395	22.7%	$872,597	23.7%	$883,099	25.2%
Commercial real estate	1,553,559	33.5	1,432,738	31.5	1,230,752	31.0	1,052,194	28.6	957,318	27.3
Construction	184,989	4.0	145,071	3.2	99,213	2.5	76,460	2.1	83,388	2.4
Agricultural	521,182	11.2	496,019	10.9	449,765	11.4	436,364	11.9	417,069	11.9
Residential real estate	756,601	16.3	910,352	20.0	780,351	19.7	768,068	20.9	708,334	20.2
Construction	33,663	0.7	30,139	0.7	23,041	0.6	23,546	0.6	19,300	0.6
Consumer	350,290	7.6	362,620	8.0	337,449	8.5	331,975	9.0	333,023	9.6
Tax-exempt	189,118	4.1	163,546	3.6	143,049	3.6	118,465	3.2	97,308	2.8

Total loans and leases	$4,639,766	100.0%	$4,541,993	100.0%	$3,964,015	100.0%	$3,679,669	100.0%	$3,498,839	100.0%

At December 31, 2005, our loan and lease portfolio of $4.6 billion was comprised of 64.2% commercial credit, 24.6% consumer credit and 11.2% agricultural credit. The loan and lease portfolio increased $97.8 million, or 2.2%, in 2005 and $578.0 million, or 14.6%, in 2004.

Our commercial portfolio is primarily secured with collateral consisting of inventory, receivables and equipment. We utilize standard advance rates in determining amounts that can be advanced for each collateral type. Advances secured by inventory and receivables are normally short-term floating rate advances. Equipment loans typically amortize over five years. The commercial portfolio increased by $48.9 million, or 4.9%, to $1.1 billion as of December 31, 2005 following an increase of $101.1 million in 2004 from 2003.

Our commercial real estate portfolio, which includes interim commercial real estate construction loans and land development loans, consists primarily of loans to business customers who occupy the property or use the property for income production. Commercial real estate loans are generally made for up to 80.0% of appraised value or cost and typically have a term of five years with a 15 to 20 year amortization. We added additional experienced staff in this area over the past few years, particularly in the Twin Cities market, and as a result the commercial real estate portfolio increased $160.7 million, or 10.2%, in 2005 and $247.8 million, or 18.6%, in 2004.

Our agricultural loans include term loans secured by farmland or equipment and operating loans used for commodity production. Our agricultural customers and agricultural-based communities are diversified across the three states we serve, and we extend credit to 12 different types of commodity producers. Agricultural loans increased to $521.2 million, an increase of $25.2 million, or 5.1%, in 2005 compared to an increase of $46.3 million, or 10.3%, in 2004. For our agricultural customers, 2005 was a fairly average year with respect to crop conditions and prices. Government support programs continue to play an important role in the overall economics of farm production. At December 31, 2005, agricultural loans represented 11.2% of our total loans and leases, up from 10.9% at December 31, 2004.

Residential real estate loans decreased $150.2 million, or 16.0%, in 2005 following an increase of $137.1 million, or 17.1%, in 2004. The residential real estate portfolio includes home equity loans, first mortgage residential real estate loans, and some construction loans. The construction loans are typically made to builders on homes under construction that have been pre-sold. Home equity loans comprise approximately 78% of our $790.3 million in residential real estate loans as of December 31, 2005. Combined loan to value ratios for home equity loans typically range from 80.0% to 100.0%. The decrease in residential real estate loans in 2005 was largely due to the transfer of approximately 35% of our home equity lines of credit to a special interest trust in a securitization transaction and the subsequent sale of $200.0 million of the seller’s interest in these loans to a commercial paper conduit. As a result of this sale in 2005, home equity loans decreased $158.7 million, or 20.4%, in 2005 following an increase of $114.8 million, or 17.3%, in 2004. First mortgage residential real estate loans increased $5.0 million, or 3.8%, in 2005 following an increase of $15.2 million, or 13.1%, in 2004. In general, we sell newly originated first mortgage residential real estate loans into the secondary market.

Our consumer loan portfolio decreased by $12.3 million, or 3.4%, in 2005 following an increase of $25.2 million, or 7.5%, in 2004. As of December 31, 2005, approximately $122.9 million, or 35.1%, of the consumer portfolio consisted of indirect auto loans, generally to borrowers within our market area. We became more selective with respect to indirect lending during 2005, and our indirect portfolio declined by 21.2% during 2005 as a result. The remainder of the portfolio consisted of direct consumer loans, with credit card loans making up only about 2.0% of the total consumer portfolio.

Tax-exempt loans and leases, which are made to qualifying organizations located within our primary trade area, increased by $25.6 million, or 15.6%, in 2005 and $20.5 million, or 14.3%, in 2004.

The following table summarizes the amount and maturity of the loan and lease portfolio as of December 31, 2005:

	At December 31, 2005, Maturing in

	One Year or Less	One to Five Years	Over Five Years	Total

	(in thousands)
Commercial	$623,660	$380,092	$46,612	$1,050,364
Commercial real estate	277,857	936,226	339,476	1,553,559
Construction	50,605	90,857	43,527	184,989
Agricultural	232,802	215,595	72,785	521,182
Residential real estate	57,913	555,791	142,897	756,601
Construction	27,486	5,482	695	33,663
Consumer	153,657	182,728	13,905	350,290
Tax-exempt	19,678	42,781	126,659	189,118

Total loans and leases	$1,443,658	$2,409,552	$786,556	$4,639,766

Loans and leases maturing after one year
Fixed interest rate		$1,169,338	$367,678	$1,537,016
Variable interest rate		1,240,214	418,878	1,659,092

Total		$2,409,552	$786,556	$3,196,108

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

The following table presents comparative data for nonperforming assets:

	At December 31,

	2005	2004	2003	2002	2001

	(dollars in thousands)
Nonaccrual loans and leases	$13,420	$9,933	$20,058	$28,782	$20,307
Restructured loans and leases	133	210	280	323	499

Total nonperforming loans and leases	13,553	10,143	20,338	29,105	20,806
Other real estate owned (OREO)	554	1,229	3,598	2,805	1,616

Total nonperforming assets	$14,107	$11,372	$23,936	$31,910	$22,422

Accruing loans and leases 90 days or more past due	$2,237	$5,160	$3,284	$3,407	$2,995

Nonperforming loans and leases to total loans and leases	0.29%	0.22%	0.51%	0.79%	0.60%
Nonperforming assets to total loans, leases and OREO	0.30	0.25	0.60	0.87	0.64
Nonperforming assets and accruing loans and leases 90 days or more past due to total loans, leases and OREO	0.35	0.36	0.69	0.96	0.73

Nonperforming assets were $14.1 million at December 31, 2005, compared to $11.4 million at the end of 2004 and $23.9 million at the end of 2003. Correspondingly, nonperforming assets as a percentage of total loans, leases, and other real estate owned was 0.30% at December 31, 2005 as compared to 0.25% in 2004 and 0.60% in 2003. Nonperforming loans and leases, including nonaccrual and restructured loans and leases, totaled $13.6 million, or 0.29% of total loans and leases, at December 31, 2005, versus $10.1 million, or 0.22% of total loans and leases, at December 31, 2004, and $20.3 million, or 0.51% of total loans and leases, at December 31, 2003. The $3.4 million increase in nonperforming loans and leases between December 31, 2004 and December 31, 2005 was due to economic conditions, including rising interest rates which increased borrower debt service requirements. This reversed the declining trend in the amount of nonperforming loans and leases of the prior two years, which was a result of an improving economy and a decline in the level of nonperforming commercial credits originated in our finance company subsidiary.

Other real estate owned (“OREO”) decreased to $554.0 thousand at December 31, 2005, compared to $1.2 million at December 31, 2004 and $3.6 million at December 31, 2003.

Reserve for Loan Losses.    We maintain a reserve for loan losses to absorb losses inherent in the loan and lease portfolio. The reserve is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The reserve is increased by the provision for loan losses, which is charged against current period operating results, and decreased by the amount of charge-offs, net of recoveries. Our methodology for assessing the appropriateness of the reserve consists of several key elements, which include the formula reserve, specific reserves, and the unallocated reserve.

The formula reserve is calculated by applying loss factors to our outstanding loans. Loss factors for each loan type are based on our historical loss experience through the course of the business cycle and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Specific reserves are established in cases where management has identified significant conditions or circumstances related to a particular credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula reserve.

The unallocated reserve is comprised of two elements. The first element recognizes the model and estimation risk associated with the formula and specific reserves. The second element is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific reserves. The conditions evaluated in connection with the unallocated reserve may include existing general economic and business conditions affecting our key lending areas, credit quality trends, collateral values, loan volumes and concentrations, maturation of the loan portfolio, specific industry conditions within portfolio segments, recent duration of the current business cycle, and findings of our internal loan review examiners.

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

The reserve for loan losses was $55.6 million, or 1.20% of total loans and leases, at December 31, 2005, compared to $60.0 million, or 1.28% of loans and leases, at December 31, 2004, and $58.9 million, or 1.49% of loans and leases, at December 31, 2003. Activity in the reserve for loan losses for the past five years is shown in the following table:

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(dollars in thousands)
Beginning of period	$57,965	$58,906	$58,799	$53,716	$45,895
Charge-offs:
Commercial	11,148	3,258	4,645	9,368	6,316
Commercial real estate	195	167	7,728	2,510	174
Agricultural	22	25	114	330	377
Residential real estate	1,658	962	855	301	422
Consumer	2,768	2,189	2,291	2,662	2,563

Total charge-offs	15,791	6,601	15,633	15,171	9,852

Recoveries:
Commercial and other	946	275	194	874	555
Commercial real estate	327	1,161	36	105	100
Construction	—	—	—	6	—
Agricultural	23	99	84	399	384
Residential real estate	66	149	57	70	35
Consumer	527	459	564	639	545

Total recoveries	1,889	2,143	935	2,093	1,619

Net charge-offs	13,902	4,458	14,698	13,078	8,233
Provision for loan losses	12,365	7,042	14,805	18,161	12,054
Reserve related to (sold) acquired assets	(800)	—	—	—	4,000
Reclassification to reserve for unfunded credit commitments	—	(3,525)	—	—	—

End of period	$55,628	$57,965	$58,906	$58,799	$53,716

Average loans and leases	$4,679,784	$4,213,097	$3,802,654	$3,540,323	$3,210,537
Annualized net charge-offs to average loans and leases	0.30%	0.11%	0.39%	0.37%	0.26%
Reserve for loan losses as a percentage of:
Period-end loans and leases	1.20%	1.28%	1.49%	1.60%	1.54%

Net charge-offs were $13.9 million in 2005, $4.5 million in 2004, and $14.7 million in 2003. Expressed as a percentage of average loans and leases, net charge-offs increased to 0.30% in 2005 from 0.11% in 2004 and 0.39% in 2003. Charge-offs of commercial loans increased to $11.1 million in 2005 from $3.3 million in 2004. This increase was primarily attributable to the charge-off of a $10.2 million aircraft lease to a major U.S. airline which filed for bankruptcy during 2005. The higher level of charge-offs in 2003 was largely the result of credits originated in our finance company subsidiary, which is no longer making loans. The provision for loan losses was $12.4 million in 2005, $7.0 million in 2004, and $14.8 million in 2003.

The ratio of classified loans and leases, which include those loans and leases with an internal loan review rating of substandard, doubtful or loss, to total loans and leases was 2.3% at December 31, 2005 and December 31, 2004 and 2.9% at December 31, 2003.

Management has allocated the reserve to sectors based on relative risk characteristics of the loan and lease portfolio. Commercial allocations are based on a quarterly review of individual loans outstanding. Consumer allocations are based on an analysis of product mix, credit scoring and risk composition of the portfolio, fraud loss and bankruptcy experiences, historical and expected delinquency, and charge-off statistics for each homogenous category or group of loans.

The following table shows the allocation of the reserve for loan losses to sectors for each of the last five years:

	At December 31,

	2005		2004		2003		2002		2001

	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases

	(dollars in thousands)
Commercial	$14,302	22.6%	$15,620	22.1%	$18,052	22.7%	$22,400	23.7%	$18,800	25.2%
Commercial real estate	21,167	37.5	18,716	34.7	17,720	33.5	14,200	30.7	13,900	29.7
Agricultural	5,934	11.2	8,526	10.9	8,304	11.4	8,400	11.9	8,700	11.9
Residential real estate	3,920	17.0	3,876	20.7	4,639	20.3	4,400	21.5	3,600	20.8
Consumer	2,667	7.6	2,762	8.0	2,981	8.5	2,800	9.0	2,800	9.6
Tax-exempt	2,471	4.1	2,250	3.6	1,440	3.6	1,200	3.2	100	2.8
Unallocated	5,167	—	6,215	—	5,770	—	5,399	—	5,816	—

Total reserve	$55,628	100.0%	$57,965	100.0%	$58,906	100.0%	$58,799	100.0%	$53,716	100.0%

Approximately $5.2 million, or 9.3%, of the reserve for loan and lease losses is not allocated to specific credits at December 31, 2005, compared to $6.2 million, or 10.7%, at December 31, 2004, and $5.8 million, or 9.8%, at December 31, 2003.

Securities.    Our investment portfolio consists of investments that we intend to hold to maturity which are valued at amortized cost and debt and equity securities that are available-for-sale which are valued at current market value. The investment portfolio is maintained primarily for liquidity and collateral purposes and to generate interest income. Our investment portfolio consists primarily of low-risk government and government agency-backed securities and high-grade municipal bonds.

The securities portfolio increased by $180.6 million, or 15.1%, to $1.4 billion at December 31, 2005 from $1.2 billion at December 31, 2004 and $1.3 billion at December 31, 2003. We sold $21.9 million of securities during 2005. An additional $402.2 million of securities matured during 2005. We reinvested all of the proceeds from sales and maturities in securities purchases totaling $616.4 million in 2005.

The following table presents the amortized cost and fair value of securities held on December 31, 2005:

	At December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Securities available-for-sale:
U. S. Treasury securities	$312	$—	$4	$308
U. S. government agency obligations	62,509	—	782	61,727
Obligations of state and political subdivisions	2,035	159	—	2,194
Mortgage-backed securities	1,032,198	1,966	14,344	1,019,820
Equity securities	40,805	—	—	40,805
Other	679	—	1	678

Total securities available-for-sale	$1,138,538	$2,125	$15,131	$1,125,532

Securities held-to-maturity:
U. S. government agency obligations	$1,000	$—	$—	$1,000
Obligations of state and political subdivisions	247,533	4,708	1,613	250,628

Total securities held-to-maturity	$248,533	$4,708	$1,613	$251,628

The following table presents the maturity of securities held at December 31, 2005 and the weighted average rates by range of maturity. The table includes projected payments on mortgage-backed securities. Certain equity securities, which include Federal Home Loan Bank stock and Federal Reserve Bank stock, do not have a stated face rate or maturity. Equity securities are presented in this table based on estimated rates at December 31, 2005:

	At December 31, 2005

	Amortized Cost

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Totals

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$37,365	2.84%	$26,186	4.00%	$—	—%	$—	—%	$63,821	3.32%
Obligations of states and political subdivisions (1)	2,702	7.58	31,565	7.00	72,687	7.36	142,614	6.39	249,568	6.85
Mortgage-backed securities	131,041	4.07	501,206	4.39	266,156	4.65	133,795	4.90	1,032,198	4.48
Equity securities	—	—	—	—	—	—	—	—	40,805	3.71
Other securities	679	4.00	—	—	—	—	—	—	679	4.00

Total Investment Securities	$172,057	3.86%	$558,957	4.52%	$338,843	5.23%	$276,409	5.67%	$1,387,071	4.83%

(1)	Yields are presented on a tax-equivalent basis to reflect the tax-exempt nature of these securities. The incremental federal statutory rate applied is 35%.

The average maturity of the portfolio was 62 months at December 31, 2005, with an average tax-equivalent yield to maturity on the portfolio of 4.83%, unrealized gains of $6.8 million and unrealized losses of $16.7 million. This compares to an average maturity of 56 months at December 31, 2004 and an average tax-equivalent yield to maturity of 3.97%, unrealized gains of $10.0 million, and unrealized losses of $8.2 million. At December 31, 2005, the market value of our securities was $1.4 billion, or $9.9 million under their amortized cost. This compares to a market value of $1.2 billion, or $1.8 million over amortized cost, at December 31, 2004.

Total Deposits.    Deposits increased by $668.3 million, or 15.9%, in 2005, and $159.1 million, or 3.9%, in 2004. Noninterest bearing deposits increased by $66.9 million, or 8.1%, in 2005, and $42.5 million, or 5.4%, in 2004. Savings, NOW, and money market accounts decreased $7.5 million, or 0.3%, in 2005, reversing an increase of $8.8 million, or 0.4%, in 2004. The decline in our savings, NOW, and money market accounts in 2005 was the result of competitive pressure in deposit markets combined with the increased attractiveness of savings certificates in a higher rate environment.

Savings certificate balances increased by $608.8 million, or 50.4%, in 2005, a continuation of the growth of $107.8 million, or 9.8%, in 2004. Savings certificates continued to be a more attractive product to consumers in 2005 as interest rates continued to rise. At December 31, 2005, savings certificates included $283.2 million of deposits acquired through brokers, while at December 31, 2004, $66.3 million of deposits were acquired through brokers and, in 2003, savings certificates included $10.0 million of deposits acquired through brokers. We expect to continue to use brokered deposits as a source of funding in the future.

The following table sets forth the distribution of our deposits by type:

	At December 31,

	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Noninterest bearing deposits	$892,624	18.3%	$825,755	19.6%	$783,260	19.3%
Savings and NOW accounts	527,406	10.8	514,318	12.2	488,457	12.1
Money market and other interest bearing checking	1,641,073	33.7	1,661,612	39.5	1,678,678	41.4
Time certificates of deposit:
Less than $100,000	1,065,604	21.8	885,946	21.0	890,304	22.0
$100,000 or more	751,645	15.4	322,465	7.7	210,277	5.2

Total deposits	$4,878,352	100.0%	$4,210,096	100.0%	$4,050,976	100.0%

Maturities of time deposits that had balances of $100,000 or more included in interest bearing deposits are summarized as follows:

	At December 31,

	2005	2004

	(in thousands)
Three months or less	$143,408	$54,419
Over three months to six months	103,492	42,510
Over six months to 12 months	173,413	98,168
Over 12 months	331,332	127,368

Total	$751,645	$322,465

Maturities of time deposits that had balances of less than $100,000 included in interest bearing deposits are summarized as follows:

	At December 31,

	2005	2004

	(in thousands)
Three months or less	$139,728	$129,289
Over three months to six months	151,582	127,468
Over six months to 12 months	365,213	191,112
Over 12 months	409,081	438,077

Total	$1,065,604	$885,946

Short-Term Borrowings.    Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan notes, Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less, and advances under an unsecured revolving credit facility. Short-term borrowings decreased 25.5% to $736.6 million at December 31, 2005 from $988.5 million at December 31, 2004 following an increase from $639.4 million at December 31, 2003. Repurchase agreements with customers, which constituted 71.2% of short-term borrowings at December 31, 2005, were $524.4 million at December 31, 2005 and December 31, 2004 and $446.8 million at December 31, 2003. At December 31, 2005, 79.5% of the customer repurchase agreements were related to daily checking account sweep mechanisms that are part of our cash management product line. FHLB advances with maturities of one year or less decreased to $210.0 million at December 31, 2005 from $461.0 million at December 31, 2004 and $118.0 million at December 31, 2003. We were able to reduce our short-term borrowings in 2005 as our deposit growth exceeded our growth in earning assets. The total amount that can be borrowed currently under the unsecured revolving credit facility is $15.0 million. The facility is maintained primarily for contingency purposes. There were no advances outstanding under this short-term revolving credit facility at December 31, 2005, 2004 or 2003.

The following table presents a summary of our short-term borrowings for the periods ended on the dates indicated:

	Federal Funds and Repurchase Agreements	Federal Home Loan Bank Borrowings	Treasury Tax and Loan Notes

	(dollars in thousands)
Balance at December 31
2005	$524,449	$210,000	$2,111
2004	$524,432	$461,000	$3,025
Weighted average interest rate at December 31
2005	3.48%	4.20%	3.84%
2004	1.52%	2.34%	1.72%
Maximum amount outstanding at any month end
2005	$599,602	$507,082	$2,996
2004	$556,619	$461,000	$3,082
Average amount outstanding during the year
2005	$536,502	$376,323	$1,441
2004	$474,294	$322,708	$1,610
Weighted average interest rate during the year
2005	2.59%	3.19%	2.97%
2004	1.28%	1.53%	1.10%

Long-Term Debt.    Long-term debt, which includes senior notes, junior subordinated deferrable interest debentures, FHLB advances with original maturities of greater than one year, and installment promissory notes, decreased $58.7 million, or 15.4%, in 2005, and $79.5 million, or 17.3%, in 2004. The following table summarizes long-term debt for the last three years:

	At December 31,

	2005	2004	2003

	(in thousands)
Senior notes	$19,000	$19,000	$65,000
Junior subordinated deferrable interest debentures	78,867	78,867	78,867
Federal Home Loan Bank borrowings	223,514	281,775	314,809
Installment promissory notes	635	1,058	1,482

Total	$322,016	$380,700	$460,158

We issued the senior notes in November 1999. The proceeds were used in connection with acquisitions. The installment promissory note obligations were also incurred in connection with acquisitions. We paid off $46.0 million of the senior debt in November 2004. The remaining $19.0 million of senior debt matures in November 2006.

The junior subordinated deferrable interest debentures were issued in 2001 in connection with the issuance by the company of $76.5 million of mandatorily redeemable preferred securities in two separate transactions. In February 2001, the company issued $16.5 million of 10.2% Capital Securities through Bremer Statutory Trust I (“BST”), and in May 2001, the company issued $60.0 million of 9.0% Cumulative Capital Securities through Bremer Capital Trust I (“BCT”). The proceeds of both of these offerings, combined with the $2.4 million in proceeds from the sale by BST and BCT to the parent of their common securities, were invested by BST and BCT in Junior Subordinated Deferrable Interest Debentures (“debentures”) of the parent company. The debentures mature not earlier than July 15, 2006 and not later than July 15, 2031. At December 31, 2005, the $76.5 million in Capital Securities qualified as Tier I capital under guidelines of the Federal Reserve Board.

We expect to issue additional junior subordinated debentures in June 2006 in connection with the planned issuance of $60 million of mandatorily redeemable preferred securities. We expect that these mandatorily redeemable preferred securities will be issued on a floating rate basis in a trust preferred pool transaction. We expect that the proceeds from this anticipated transaction will be used to retire the $60 million of 9.0% Cumulative Capital Securities issued through BCT in 2001. We have entered into a forward starting interest rate swap with a notional amount of $60 million and an effective date of June 1, 2006 to effectively convert the floating rate interest payments associated with the anticipated transaction to a fixed rate for ten years. At December 31, 2005, the estimated fair value of the interest rate swap was $0.04 million. This unrealized gain, which is recorded on the balance sheet in other assets, has been excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized.

Equity of Shareholders and Redeemable Class A Common Stock.    Shareholders’ equity and redeemable class A common stock was $546.6 million at December 31, 2005 compared to $504.2 million at December 31, 2004 and $467.4 million at December 31, 2003. Book value per share increased to $45.55 at December 31, 2005 from $42.02 at December 31, 2004 and $38.95 at December 31, 2003. Dividends paid per share increased to $2.08 in 2005 from $1.90 in 2004 and $1.80 in 2003. The dividends paid in 2005 of $25.0 million represented 5.0% of the equity of shareholders at December 31, 2004 and 34.7% of 2005 net income.

Capital Management.    The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board’s implementation of FDICIA defines “well-capitalized” institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. We have maintained our capital at the “well-capitalized” level in each of these categories in the past and expect to do so in the future. The capital ratios of our subsidiary banks in each of these categories met or exceeded the “well-capitalized” ratios as of December 31, 2005.

The following table compares the consolidated capital ratios with the minimum requirements for well capitalized and adequately capitalized banks:

	At December 31, 2005

		Minimum Requirements

Capital Category	Actual	Well Capitalized	Adequately Capitalized

Tier I capital to risk-weighted assets	10.49%	6.00%	4.00%
Total capital to risk-weighted assets	11.66	10.00	8.00
Tier I capital to average tangible assets	8.55	5.00	4.00

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

Our primary source of funding is through the acquisition and retention of funds in the local markets we serve. This in-market funding provides a historically stable source of funding. The combination of in-market funding and capital funded 83% of average total assets during 2005. While we prefer to fund the balance sheet with in-market funding sources, another source of liquidity is our ready access to regional and national wholesale funding markets, including FHLB advances, brokered deposits, and federal funds purchased. As of December 31, 2005, we had short term and long term borrowings from the FHLB in the amount of $433.5 million. In order to secure those borrowings, we had pledged $2.0 billion in loan assets to the FHLB. In addition to the amounts borrowed as of

December 31, 2005, we had the capacity to borrow an additional $544.3 million from the FHLB without the need to provide additional collateral. In the brokered deposit market, we maintain relationships with six major securities dealers that function as intermediaries between investors and banks in the national market for FDIC insured time savings certificates. Our deposit balances at December 31, 2005 include $283.2 million acquired through these broker sources, and we have the capacity to add significant additional funding from these sources as needed. In 2005, we improved our liquidity position through the transfer of $229.9 million of home equity loan assets to a special interest trust in a securitization transaction and the subsequent sale of $200.0 million of the seller’s interest in these loans to a commercial paper conduit. The terms of the revolving securitization facility agreement allow the company to sell additional loans to the commercial paper conduit each month to replace paid off loans up to the maximum limit of $200 million. As of December 31, 2005, we also had available $15.0 million of borrowing capacity under an unsecured credit facility. As of December 31, 2005, there were no advances outstanding under this facility. This credit facility is used primarily for contingency purposes.

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

In the valuation model, the market value of each asset and liability as of the reporting date is calculated by computing the present value of all cash flows to be generated. In each case, the cash flows are discounted by a market interest rate chosen to reflect as closely as possible the characteristics of the given asset or liability as obtained from independent broker quotations and other public sources. The impact on valuations is then calculated for a 200 basis point rate shock. The rate shock is an instantaneous change in market rates across the yield curve. Significant assumptions required in the use of the valuation model include estimates regarding prepayment activity and the behavior of non-maturity deposits in various interest rate environments. The model does not reflect actions that ALCO could initiate in response to a change in interest rates. The valuation model indicates that the value of assets would decline approximately 2.9% with a 200 basis point increase in interest rates. After considering the impact on liabilities and tax effects, the market value of equity impact from this 200 basis point increase in rates would be a decline of approximately 6.9%, which is within our maximum risk limit of 20.0% for this risk measure.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it matures or reprices within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based on certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based on certain assumptions, to mature or reprice within that same time period. An interest rate sensitivity gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities that mature or reprice within a specified time period. An interest rate gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets that mature or reprice within a specified time period.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto:

	At December 31, 2005

	Amount Repricing or Maturing

	Within 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total

	(dollars in thousands)
Interest earning assets (1)
Loans and leases	$2,386,690	$607,226	$1,377,328	$268,522	$4,639,766
Securities	135,152	255,892	577,460	405,561	1,374,065
Other earning assets	87,862	—	13,107	—	100,969

Total interest earning assets	$2,609,704	$863,118	$1,967,895	$674,083	$6,114,800

Interest bearing liabilities
Interest bearing deposits (2)	$1,594,059	$981,589	$1,409,305	$775	$3,985,728
Short-term borrowings (3)	689,228	41,048	6,284	—	736,560
Long-term debt	—	64,635	138,514	118,867	322,016

Total interest bearing liabilities	$2,283,287	$1,087,272	$1,554,103	$119,642	$5,044,304

Rate sensitive gap	$326,417	$(224,154)	$413,792	$554,441	$1,070,496

Cumulative rate sensitive gap	$326,417	$102,263	$516,055	$1,070,496

Rate sensitive gap % to total assets	5.0%	(3.4)%	6.3%	8.5%	16.3%
Cumulative rate sensitive gap % to total assets	5.0%	1.6%	7.9%	16.3%	—

(1)	Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, except for mortgage backed securities, which are adjusted for prepayment assumptions.
(2)	Includes non-maturity savings and NOW accounts positioned to run off evenly over 60 months and money market savings accounts, most of which are positioned to reprice within three months.
(3)	Adjustable and floating rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due.

The repricing gaps are within our risk tolerances, which limit the maximum 90-day and one-year gaps to 15.0% of total assets.

We also use simulation modeling of future net interest income and net income as a risk management tool. Simulation modeling results indicate that net income would decrease by approximately 0.8% over the next year with a 300 basis point increase in the level of rates. Modeling results indicate that net income would decrease by approximately 0.7% over the next year with a 100 basis point decrease in the level of rates and by approximately 2.7% over the next year with a 300 basis point decrease in rates. Our current policy requires that the projected change in net income over the next 12 months from a 300 basis point movement in rates not exceed 8%.

Other Market Risk.    Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities.

Bank Secrecy Act Compliance Risk.    An organization-wide formal Bank Secrecy Act/Anti-money Laundering program has been adopted that is managed by a centralized risk management unit that provides services on behalf of our affiliates. The unit provides training for our personnel, centralized monitoring of high risk accounts with automated assistance, review of required filings, independent testing of transactions, and follow-up of findings from regulatory examinations or internal audits. Internal audit conducts a regular review of this function. The centralized function provides a quarterly status report to the audit committee.

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

Effects of the Economic Environment

During the past year, the economy has continued to perform well, leading to fairly stable levels of classified and nonperforming assets. However, increasing interest rates have begun to place additional pressures on the cash flow of borrowers, and the level of classified and nonperforming assets is likely to increase from their current levels as a result.

Off-Balance Sheet Commitments, Contingencies, and Contractual Obligations

We utilize various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent our contractual obligations to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations:

	At December 31,

	2005	2004

	(in thousands)
Standby letters of credit	$49,413	$52,772
Commercial letters of credit	53,878	47,772
Loan commitments	1,664,169	1,386,761

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

We enter into contractual obligations in the ordinary course of business, including long-term debt issuance for the funding of operations and leases for premises and equipment. The following table summarizes our significant contractual obligations at December 31, 2005:

	Contractual Payments by Period

(in thousands)	One Year or Less	1-3 Years	3-5 Years	More than 5 Years	Total

Long-term debt	$64,423	$130,032	$8,694	$118,867	$322,016
Operating leases	3,263	4,504	3,252	16,302	27,321
Purchase obligations (1)	3,322	4,891	—	—	8,213

Total Contractual Obligations	$71,008	$139,427	$11,946	$135,169	$357,550

(1)	Represents agreements to purchase item processing and data processing services.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the information regarding disclosures about market risk in Item 1A. “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” on pages 32 through 36.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(in thousands except share data)

	2005	2004

Assets
Cash and due from banks	$313,613	$203,930
Investment securities available-for-sale (cost: 12/31/05 - $1,138,538; 12/31/04 - $1,003,307)	1,125,532	997,900
Investment securities held-to-maturity (fair value: 12/31/05 - $251,628; 12/31/04 - $202,767)	248,533	195,546
Loans and leases	4,639,766	4,541,993
Reserve for loan losses	(55,628)	(57,965)

Net loans and leases	4,584,138	4,484,028
Interest receivable	45,476	36,901
Premises and equipment, net	88,487	83,914
Other intangibles	12,203	15,391
Other assets	53,687	39,683
Goodwill	84,226	84,226

Total assets	$6,555,895	$6,141,519

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$892,624	$825,755
Interest bearing deposits	3,985,728	3,384,341

Total deposits	4,878,352	4,210,096
Federal funds purchased and repurchase agreements	524,449	524,432
Other short-term borrowings	212,111	464,025
Long-term debt	322,016	380,700
Accrued expenses and other liabilities	72,183	57,925

Total liabilities	6,009,111	5,637,178
Minority interests	150	150
Redeemable class A common stock, 960,000 shares issued and outstanding	43,730	40,335
Shareholders’ equity
Common stock
Class A, no par, 12,000,000 shares authorized; 240,000 shares issued and outstanding	57	57
Class B, no par, 10,800,000 shares authorized, issued and outstanding	2,562	2,562
Retained earnings	507,704	464,398
Accumulated other comprehensive loss	(7,419)	(3,161)

Total shareholders’ equity	502,904	463,856

Total liabilities and shareholders’ equity	$6,555,895	$6,141,519

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except per share amounts)

	2005	2004	2003

Interest income
Loans and leases, including fees	$310,215	$243,454	$230,089
Securities	46,035	43,206	44,050
Federal funds sold	512	146	128
Other	468	89	114

Total interest income	357,230	286,895	274,381
Interest expense
Deposits	87,112	51,204	51,564
Federal funds purchased and repurchase agreements	13,889	6,047	5,425
Other short-term borrowings	12,095	4,995	1,777
Long-term debt	21,735	26,593	29,845

Total interest expense	134,831	88,839	88,611

Net interest income	222,399	198,056	185,770
Provision for loan losses	12,365	7,042	14,805

Net interest income after provision for loan losses	210,034	191,014	170,965
Noninterest income
Service charges	31,524	31,337	29,966
Insurance	11,606	10,946	9,346
Investment management and trust fees	11,796	11,031	9,933
Brokerage	6,369	6,245	5,559
Gain on sale of loans	16,926	10,510	19,302
Gain on sale of securities	—	2,072	5,856
Other	7,006	7,579	6,818

Total noninterest income	85,227	79,720	86,780
Noninterest expense
Salaries and wages	86,915	81,651	76,247
Employee benefits	25,363	22,501	21,603
Occupancy	12,523	12,014	11,210
Furniture and equipment	11,826	10,406	10,651
Data processing fees	11,362	10,959	10,413
FDIC premiums and examination fees	1,920	1,830	1,753
Amortization of intangibles	2,601	2,739	2,866
Other	32,220	30,370	29,800

Total noninterest expense	184,730	172,470	164,543

Income before income tax expense	110,531	98,264	93,202
Income tax expense	38,500	34,087	32,110

Net income	$72,031	$64,177	$61,092

Per common share amounts:
Net income-basic and diluted	$6.00	$5.35	$5.09
Dividends paid	2.08	1.90	1.80

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except per share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Retained Earnings	Total

	Class A	Class B

Balance, December 31, 2002	$57	$2,562	$6,751		$389,998	$399,368
Comprehensive income
Net income				$61,092	61,092	61,092
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale:
Unrealized holding losses arising during the period, net of tax of $5,603			(8,407)	(8,407)
Less: Reclassified adjustment for gains included in income, net of tax of $2,342			(3,514)	(3,514)
Minimum pension liability, net of tax of $3,840			5,760	5,760

Other comprehensive loss			(6,161)	(6,161)		(6,161)

Comprehensive income				54,931

Dividends, $1.80 per share					(21,600)	(21,600)
Allocation of net income and other comprehensive income in excess of dividends to redeemable class A common stock			493		(3,159)	(2,666)

Balance, December 31, 2003	57	2,562	1,083		426,331	430,033
Comprehensive income
Net income				64,177	64,177	64,177
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale:
Unrealized holding losses arising during the period, net of tax of $2,121			(3,184)	(3,184)
Less: Reclassified adjustment for gains included in income,net of tax of $829			(1,243)	(1,243)
Minimum pension liability, net of tax of $124			(185)	(185)

Other comprehensive loss			(4,612)	(4,612)		(4,612)

Comprehensive income				59,565

Dividends, $1.90 per share					(22,800)	(22,800)
Allocation of net income and other comprehensive income in excess of dividends to redeemable class A common stock			368		(3,310)	(2,942)

Balance, December 31, 2004	57	2,562	(3,161)		464,398	463,856
Comprehensive income
Net income				72,031	72,031	72,031
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale and other retained interests:
Unrealized holding losses arising during the period, net of tax of $3,217			(4,823)	(4,823)
Minimum pension liability, net of tax of $11			(17)	(17)
Net unrealized gains on derivatives and hedging activities:
Unrealized holding gains arising during the period, net of tax of $141			212	212

Other comprehensive loss			(4,628)	(4,628)		(4,628)

Comprehensive income				$67,403

Dividends, $2.08 per share					(24,960)	(24,960)
Allocation of net income and other comprehensive income in excess of dividends to redeemable class A common stock			370		(3,765)	(3,395)

Balance, December 31, 2005	$57	$2,562	$(7,419)		$507,704	$502,904

See notes to consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003

Cash flows from operating activities
Net income	$72,031	$64,177	$61,092
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	12,365	7,042	14,805
Depreciation and amortization	16,549	17,329	18,038
Deferred income taxes	(450)	484	1,248
Gain on sale of securities	—	(2,072)	(5,856)
Other assets and liabilities, net	(7,706)	(5,870)	(5,457)
Gain on sale of loans	(16,926)	(10,510)	(19,302)
Proceeds from loans originated for sale	462,936	383,282	770,175
Loans originated for sale	(455,846)	(370,978)	(744,595)

Net cash provided by operating activities	82,953	82,884	90,148
Cash flows from investing activities
Purchases of available-for-sale investment securities	(548,962)	(314,407)	(808,430)
Purchases of held-to-maturity securities	(67,408)	(34,932)	(31,957)
Proceeds from maturities of available-for-sale investment securities	387,609	314,426	391,432
Proceeds from maturities of held-to-maturity securities	14,550	18,042	16,936
Proceeds from sales of available-for-sale investment securities	21,583	126,704	223,584
Proceeds from sales of other real estate owned	3,393	4,525	3,836
Loans and leases, net	(102,639)	(587,755)	(305,322)
Purchase of premises and equipment	(14,111)	(6,683)	(12,504)

Net cash used in investing activities	(305,985)	(480,080)	(522,425)
Cash flows from financing activities
Noninterest bearing deposits, net	66,869	42,495	59,158
Savings, NOW and money market accounts, net	(7,451)	8,795	491,007
Certificates of deposits, net	608,838	107,830	(249,518)
Federal funds purchased and repurchase agreements, net	17	4,673	69,789
Other short-term borrowings, net	(251,914)	344,426	58,093
Proceeds from issuance of long-term debt	—	—	14,820
Repayments of long-term debt	(58,684)	(79,458)	(51,207)
Common stock dividends paid	(24,960)	(22,800)	(21,600)

Net cash provided by financing activities	332,715	405,961	370,542

Net increase (decrease) in cash and due from banks	109,683	8,765	(61,735)
Cash and due from banks at beginning of period	203,930	195,165	256,900

Cash and due from banks at end of period	$313,613	$203,930	$195,165

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$124,352	$87,675	$90,755
Cash paid during the year for income taxes	38,873	26,199	31,088

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A:  Accounting Policies

Nature of business — Bremer Financial Corporation (the “Company”) is a regional financial services company headquartered in St. Paul, Minnesota. The Company is the sole shareholder of nine subsidiary banks (“Subsidiary Banks”) which draw most of their deposits from and make substantially all of their loans within the states of Minnesota, North Dakota, and Wisconsin. The Company has identified each of the Subsidiary Banks as a separate operating segment. These operating segments have been combined for segment information reporting purposes as one reportable segment because the nature and distribution of the products and services, the type of customer, and the regulatory environment are similar. Additionally, the Company provides trust and insurance services to its customers through wholly-owned nonbanking subsidiaries and investment services through a third party relationship.

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

Cash flows — For purposes of this statement, the Company has defined cash equivalents as cash and due from banks. During the years ended December 31, 2005, 2004, and 2003, the Company received real estate valued at $2,423,000, $1,733,000 and $4,777,000 in satisfaction of outstanding loan balances.

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

Loans and leases — Loans are reported at the principal amount outstanding, net of unearned income. Interest income is accrued on loan and lease balances based on the principal amount outstanding. Loans and leases are reviewed regularly by management and placed on nonaccrual status when the collection of interest or principal is unlikely. The accrual of interest on loans and leases is suspended when the credit becomes 90 days or more past due, unless the loan or lease is fully secured and in the process of collection. Thereafter, no interest is recognized as income unless received in cash or until such time the borrower demonstrates the ability to pay interest and principal. Certain net loan and commitment fees are deferred and amortized over the life of the related loan or commitment as an adjustment of yield. Loans held-for-sale in the secondary market are recorded at lower of aggregate cost or market.

Reserve for loan losses — The reserve for loan losses is maintained to absorb losses inherent in the loan and lease portfolio. Management determines the adequacy of the reserve based upon a number of factors, including credit loss experience and a continuous review of the loan and lease portfolio. Being an estimate, the reserve is subject to change through evaluation of the loan and lease composition, economic conditions, and the economic prospects of borrowers. The reserve is increased by the provision for loan losses, which is charged against current period operating results, and decreased by the amount of charge-offs, net of recoveries. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include the formula reserve, specific reserves, and the unallocated reserve.

The formula reserve is calculated by applying loss factors to our outstanding loans. Loss factors for each loan type are based on our historical loss experience through the course of the business cycle and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Specific reserves are established in cases where management has identified significant conditions or circumstances related to a particular credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula reserve.

The unallocated reserve is comprised of two elements. The first element recognizes the model and estimation risk associated with the formula and specific reserves. The second element is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific reserves. The conditions evaluated in connection with the unallocated reserve may include existing general economic and business conditions affecting our key lending areas, credit quality trends, collateral values, loan volumes and concentrations, maturation of the loan portfolio, specific industry conditions within portfolio segments, recent duration of the current business cycle, and findings of our internal loan review examiners.

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

Loan securitizations — The Company transfers loans through special interest trusts to independent third parties under the terms of a revolving securitization facility agreement. These transfers are accounted for as sales if the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are met.

When the requirements for sale accounting are met, the carrying amount of the assets transferred to the special interest trust is allocated between assets sold and retained interests based on relative fair values at the date of sale. A gain or loss on the sale of loans is recorded for the difference between the carrying amount and the fair value of the assets sold. The retained interests include the seller’s interest in loans which have not been sold to a third party, retained interest-only strips, and reserve accounts. Because quoted market prices are not available, the Company estimates the fair value of the retained interests by determining the present value of the future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, weighted average life, interest rates on variable rate contracts, and discount rates commensurate with the risks involved. Credit loss assumptions are based upon historical experience and the characteristics of the loans securitized. Prepayment speed estimates are determined utilizing data obtained from market participants, where available, or based on historical prepayment rates on similar assets. Discount rate assumptions are determined using data obtained from market participants. Estimates of interest rates on variable rate contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. The seller’s interest in loans is recorded on the balance sheet in loans at the allocated carrying amount. Interest-only strips and reserve accounts are included in other assets and are recorded at fair value with any differences between fair value and carrying value which are deemed to be temporary, reported net of tax, as a separate component of shareholder’s equity. Any differences between fair value and carrying value which are deemed to be other than temporary are recorded in earnings.

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

Income taxes — Bremer Financial Corporation and subsidiaries file a consolidated federal tax return and, in certain states, combined state tax returns. The determination of the Company’s current and deferred income taxes is a critical accounting estimate requiring significant management judgment. The Company makes these estimates based on a complex analysis of many factors, including its interpretation of existing federal and state income tax laws as they relate to the Company’s activities, the differences between the tax and financial reporting bases of assets and liabilities (temporary differences), the expected timing of the reversal of these temporary differences and the Company’s current financial accounting standards. Such interpretations could differ from those of the various federal and state tax authorities that examine the Company periodically. If management’s estimates and assumptions vary from the views of the taxing authorities, adjustments to the periodic tax accruals may be necessary.

Comprehensive income — Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income consists of net income, as reported in the financial statements, and other comprehensive income, which consists of the change in unrealized gains and losses on available-for-sale securities, other retained interests, and derivatives and hedging activities, and the change in the minimum pension liability.

Goodwill and other intangible assets — Under the provisions of SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” intangible assets acquired in a business combination, which do not possess finite useful lives, are not amortized into net income over an estimated useful life. However, these intangible assets are tested for impairment at least annually. Intangible assets with finite lives continue to be amortized over the period the Company expects to benefit from such assets. See Note H.

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

Note B:  Restrictions on Cash and Due From Banks

The Subsidiary Banks are required to maintain average reserve balances in the form of vault cash or balances maintained either directly with a reserve bank or in a pass-through account, in accordance with the Federal Reserve Bank requirements. The amount of those cash reserve balances was approximately $15,597,000 and $14,528,000 as of December 31, 2005 and 2004.

Note C:  Investment Securities

At December 31, 2005 and 2004, investment securities with an amortized cost of $952,793,000 and $996,434,000 were pledged as collateral to secure public deposits and for other purposes. The amortized cost and estimated fair value by maturity are shown below (contractual maturity or, with mortgage-backed securities, projected principal payments are used):

	At December 31, 2005

	Held-to-Maturity		Available-for-Sale

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Within 1 year	$3,600	$3,612	$168,457	$167,498
1 – 5 years	29,632	30,132	529,325	522,303
5 – 10 years	72,688	75,731	266,155	262,507
After 10 years	142,613	142,153	133,796	132,419
Equity securities	—	—	40,805	40,805

Total investment securities	$248,533	$251,628	$1,138,538	$1,125,532

The amortized cost and fair value of investment securities available-for-sale as of December 31 consisted of the following:

	2005				2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
U.S. Treasury securities	$312	$—	$4	$308	$1,309	$—	$2	$1,307
Obligations of U.S. government agencies	62,509	—	782	61,727	129,732	231	523	129,440
Obligations of state and political subdivisions	2,035	159	—	2,194	2,035	191	—	2,226
Mortgage-backed securities	1,032,198	1,966	14,344	1,019,820	812,312	1,953	7,259	807,006
Equity securities	40,805	—	—	40,805	53,664	—	—	53,664
Other	679	—	1	678	4,255	2	—	4,257

Total securities available-for-sale	$1,138,538	$2,125	$15,131	$1,125,532	$1,003,307	$2,377	$7,784	$997,900

Proceeds from sales of investments securities were $21,583,000, $126,704,000 and $223,584,000 for 2005, 2004 and 2003. Gross gains of $0, $2,122,500 and $5,862,400 and gross losses of $0, $50,500 and $6,400 were realized on those sales for 2005, 2004 and 2003.

A summary of amortized cost and fair value of investment securities held-to-maturity at December 31 consisted of the following:

	2005				2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Obligations of U.S. government agencies	$1,000	$—	$—	$1,000	$1,000	$—	$—	$1,000
Obligations of state and political subdivisions	247,533	4,708	1,613	250,628	194,546	7,623	402	201,767

Total securities held-to-maturity	$248,533	$4,708	$1,613	$251,628	$195,546	$7,623	$402	$202,767

The following table provides the gross unrealized losses and fair value, aggregated by investment category, and the length of time the individual securities have been in a continuous unrealized loss position at December 31:

	2005

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. Treasury securities	$108	$2	$200	$2	$308	$4
Obligations of U.S. government agencies	21,121	355	35,606	427	56,727	782
Obligations of state and political subdivisions	63,457	1,168	19,141	445	82,598	1,613
Mortgage-backed securities	435,657	5,933	375,919	8,411	811,576	14,344
Other securities	97	1	—	—	97	1

Total	$520,440	$7,459	$430,866	$9,285	$951,306	$16,744

	2004

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. Treasury securities	$999	$2	$—	$—	$999	$2
Obligations of U.S. government agencies	107,488	523	—	—	107,488	523
Obligations of state and political subdivisions	9,165	81	13,205	321	22,370	402
Mortgage-backed securities	299,885	3,311	283,682	3,948	583,567	7,259
Other securities	—	—	—	—	—	—

Total	$417,537	$3,917	$296,887	$4,269	$714,424	$8,186

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

Note D:  Loans and Leases

The Company is engaged in lending activities with borrowers in a wide variety of industries. Lending is concentrated in the areas in which the Subsidiary Banks are located. A decline in the local economies in these areas could negatively impact the quality of these loans. Loans and leases at December 31 consisted of the following:

	2005	2004

	(in thousands)
Commercial	$1,050,364	$1,001,508
Commercial real estate	1,553,559	1,432,738
Construction	184,989	145,071
Agricultural	521,182	496,019
Residential real estate	756,601	910,352
Construction	33,663	30,139
Consumer	350,290	362,620
Tax-exempt	189,118	163,546

Total loans and leases	$4,639,766	$4,541,993

Impaired loans and leases were $13,553,000 and $10,143,000 at December 31, 2005 and 2004. Impaired loans and leases include nonaccrual and restructured loans and leases. Restructured loans and leases are those for which the terms (principal and/or interest) have been modified as a result of the inability of the borrower to meet the original terms of the loan or lease. The reserve for loan losses included approximately $4,342,000 and $1,795,000 relating to impaired loans and leases at December 31, 2005 and 2004.

Following is a summary of information pertaining to impaired loans and leases. No significant amounts of interest income were recognized during each of the three years ending December 31:

	2005	2004	2003

	(in thousands)
Average investment in impaired loans, net of reserves	$7,791	$12,302	$22,416

Interest income as originally contracted	$766	$887	$1,635

Other nonperforming assets, consisting of other real estate owned, amounted to $554,000 and $1,229,000 at December 31, 2005 and 2004.

At December 31, 2005 and 2004, loans totaling $1,956,081,000 and $1,917,034,000 had been pledged to secure Federal Home Loan Bank (“FHLB”) advances. Acceptable collateral is defined by the FHLB. The Company currently pledges residential, agricultural and commercial real estate mortgages and certain other eligible business and agricultural loans.

Certain executive officers, directors and their related interests are loan customers of the Company. These loans in the aggregate were less than 5% of shareholders’ equity at December 31, 2005 and 2004.

Note E:  Reserve for Loan Losses

Changes in the reserve for loan losses are as follows:

	For the Year Ended December 31,

	2005	2004	2003

	(in thousands)
Beginning of period	$57,965	$58,906	$58,799
Charge-offs	(15,791)	(6,601)	(15,633)
Recoveries	1,889	2,143	935

Net charge-offs	(13,902)	(4,458)	(14,698)
Provision for loan losses	12,365	7,042	14,805
Reserve related to sold assets	(800)	—	—
Reclassification to reserve for unfunded credit commitments	—	(3,525)

End of period	$55,628	$57,965	$58,906

Note F.  Loan Securitizations

In September 2005, the Company transferred home equity loans with principal balances of $229.9 million to a special interest trust in a securitization transaction. In September 2005, $200 million of the seller’s interest in these loans was subsequently sold to a commercial paper conduit, and the Company sells additional amounts of the seller’s interest to the commercial paper conduit each month under the terms of a revolving securitization facility agreement. Under the terms of this agreement, which matures in August 2006, the Company may sell on a revolving basis up to $200 million in eligible loans, subject to the maintenance of certain covenants regarding the performance of the loan pool. At December 31, 2005, the Company was in compliance with all applicable covenants. The Company continues to service all of the loans transferred to the special interest trust. These transactions have been accounted for as sales under SFAS No. 140 and a gain on sale of loans of $5.3 million was recognized during 2005 in connection with these transactions. At December 31, 2005, the Company had retained interests from securitizations of $21.3 million, including an $8.2 million seller’s interest in loans, a $7.8 million interest-only strip, and a $5.3 million cash reserve account.

Key economic assumptions used in measuring the retained interests were as follows (rate per annum):

	At date of initial transfer	At December 31, 2005 valuation date

Prepayment speed (CPR)	42.50%	50.90%
Expected credit losses	0.26	0.29
Weighted average life (in months)	16.7	14.3
Discount rates:
Seller’s interest in loans and interest-only strip	13.00%	13.00%
Cash reserve account	9.00	9.00

The following table sets forth the sensitivity of the current fair value of capitalized residual cash flows at December 31, 2005 to immediate 10% and 20% adverse changes to those key assumptions.

(in millions of dollars and annual percentage rate)
Carrying amount/fair value of capitalized residual cash flows	$13.1
Prepayment speed assumption	50.9%
Decrease in fair value due to adverse change of 10%	$0.4
Decrease in fair value due to adverse change of 20%	$0.8
Expected credit losses	0.29%
Decrease in fair value due to adverse change of 10%	$0.1
Decrease in fair value due to adverse change of 20%	$0.1
Residual cash flow discount rate-Interest-only strip	13.0%
Residual cash flow discount rate-Reserve account	9.0%
Decrease in fair value due to adverse change of 10%	$0.3
Decrease in fair value due to adverse change of 20%	$0.6

The sensitivities in the above table are hypothetical and should be viewed with caution. As the amounts indicate, changes in fair value based on variations in assumptions are not subject to simple extrapolation, as the relationship of the change in the assumption to the change in the fair value may not be linear. In addition, the effect of a variation in one assumption is in reality likely to cause changes in other assumptions, which could potentially magnify or counteract the sensitivities.

Cash flows received during 2005 from securitization activities were as follows:

(in millions)
Proceeds from new securitization	$193.5
Proceeds from collections reinvested in revolving-period securitization	34.2
Servicing fees received	0.3
Other cash flows received on retained interests	4.9

The following table presents information as of December 31, 2005 with respect to securitized loans and other loans that are managed with them.

(in millions)	Balance	Loans Past Due 90 Days	Loan Losses, Net	2005 Average Balances

Total Residential Real Estate Loans
Managed or Securitized	957,679	6,981	1,592	946,229
Less: Loans Securitized	201,078	231	—	52,008

Loans Held in Portfolio	756,601	6,750	1,592	894,221

Note G:  Premises, Equipment and Lease Commitments

Premises and equipment at December 31 consisted of the following:

	2005	2004

	(in thousands)
Land	$13,980	$13,097
Buildings and improvements	91,830	88,189
Furniture and equipment	67,524	65,631

Total premises and equipment	173,334	166,917
Less: accumulated depreciation and amortization	84,847	83,003

Premises and equipment, net	$88,487	$83,914

Depreciation and amortization expense on premises and equipment was $9,398,000, $8,590,000 and $8,434,000 in 2005, 2004 and 2003, respectively. Depreciation on premises and equipment is calculated on a straight-line basis for book purposes. Buildings are depreciated over an estimated useful life not to exceed 39 years, furniture and equipment is depreciated over periods of between three and 10 years, and leasehold improvements are depreciated over the term of the underlying lease, not to exceed the estimated useful life of the improvements.

Certain branch offices and equipment are leased under non-cancelable operating leases. The Company currently has no leases that meet the definition of a capital lease. All operating leases expire at various dates through the year 2055. However, in the normal course of business, it is expected that the majority of these leases will be renewed or replaced by leases on other properties, as most of the Company’s leases contain renewal options for multi-year periods at determinable rentals. The following summary reflects the future minimum lease payments required under operating leases that, as of December 31, 2005, have remaining non-cancelable lease terms in excess of one year:

Years ending December 31,	Operating Leases

(in thousands)
2006	$3,263
2007	2,612
2008	1,892
2009	1,659
2010	1,593
Thereafter	16,302

Total minimum lease payments	$27,321

Operating lease rental expense, net of rental income, was $2,889,000, $2,982,000 and $2,964,000 in 2005, 2004 and 2003, respectively.

Note H:  Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles, and other intangibles. The remaining unamortized balances at December 31, 2005 and 2004 were approximately $96,429,000 and $99,617,000. The core deposit and other intangibles have remaining amortization lives of five to six years. Goodwill is not amortized but is tested regularly for impairment. Impairment testing is based on a determination of the value of each reporting unit, using readily available market and earnings data for comparable publicly-traded organizations within the same time period, and comparing that calculation of value to the current book value of the unit. Using this approach, management has performed its 2005 annual impairment test on its goodwill and other intangible assets, with the exception of mortgage servicing rights, and no impairment loss was recorded as a result. The Company evaluates mortgage servicing rights (“MSRs”) on a quarterly basis for possible impairment based on the difference between the carrying amount and current estimated fair value under SFAS No. 140. As a result of this analysis, a valuation allowance of $90.0 thousand was recorded for MSRs at December 31, 2005.

The following table presents relevant information about the Company’s amortized intangible assets:

	As of December 31, 2005			As of December 31, 2004

	(in thousands)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Core deposit premium	$21,313	$11,838	$9,475	$21,313	$9,595	$11,718
Mortgage servicing rights (1)	2,897	1,877	1,020	4,047	2,467	1,580
Other	4,294	2,586	1,708	4,322	2,229	2,093

Total	$28,504	$16,301	$12,203	$29,682	$14,291	$15,391

(1)	Accumulated amortization of mortgage servicing rights includes the related valuation allowance of $90 thousand in 2005 and $511 thousand in 2004.

The Company recorded aggregate intangible amortization expense of $2.6 million, $2.7 million and $2.9 million in 2005, 2004 and 2003. The estimated amortization expense for each of the next five years is approximately $2.1 million.

Goodwill was $84.2 million at December 31, 2005 and 2004.

Note I:  Deposits

Information related to deposits by type is provided below:

	At December 31,

	2005	2004

	(in thousands)
Noninterest bearing deposits	$892,624	$825,755
Savings and NOW accounts	527,406	514,318
Money market and other interest bearing checking	1,641,073	1,661,612
Time certificates of deposit:
Less than $100,000	1,065,604	885,946
$100,000 or more	751,645	322,465

Total deposits	$4,878,352	$4,210,096

Time certificates that had balances of $100,000 or more mature as summarized in the following table:

	At December 31,

	2005	2004

	(in thousands)
Three months or less	$143,408	$54,419
Over three months to six months	103,492	42,510
Over six months to 12 months	173,413	98,168
Over 12 months	331,332	127,368

Total	$751,645	$322,465

Time-certificates that had balances less than $100,000 mature as summarized in the following table:

	At December 31,

	2005	2004

	(in thousands)
Three months or less	$139,728	$129,289
Over three months to six months	151,582	127,468
Over six months to 12 months	365,213	191,112
Over 12 months	409,081	438,077

Total	$1,065,604	$885,946

Note J:  Short-term Borrowings

Short-term borrowings consist of federal funds and repurchase agreements (which generally mature within one to 60 days of the transaction date), treasury tax and loan notes (which generally mature within one to 30 days), FHLB advances (which mature within one year), and advances under an unsecured revolving credit facility agreement. The available credit facility of $15.0 million was unused at December 31, 2005. The credit facility agreement contains covenants, including a requirement to maintain certain minimum levels of capitalization.

Information related to short-term borrowings for the two years ended December 31, 2005 is provided below:

	Federal Funds and Repurchase Agreements	Federal Home Loan Bank Borrowings	Treasury Tax and Loan Notes

	(dollars in thousands)
Balance at December 31
2005	$524,449	$210,000	$2,111
2004	$524,432	$461,000	$3,025
Weighted average interest rate at December 31
2005	3.48%	4.20%	3.84%
2004	1.52%	2.34%	1.72%
Maximum amount outstanding at any month end
2005	$599,602	$507,082	$2,996
2004	$556,619	$461,000	$3,082
Average amount outstanding during the year
2005	$536,502	$376,323	$1,441
2004	$474,294	$322,708	$1,610
Weighted average interest rate during the year
2005	2.59%	3.19%	2.97%
2004	1.28%	1.53%	1.10%

Note K:  Long-term Debt

Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

	At December 31,

	2005	2004

	(in thousands)
Senior notes	$19,000	$19,000
Junior subordinated deferrable interest debentures	78,867	78,867
Federal Home Loan Bank borrowings	223,514	281,775
Installment promissory notes	635	1,058

Total	$322,016	$380,700

The $19 million of senior notes are unsecured, bear interest at a rate of 8.47%, and mature on November 1, 2006. The senior note agreements contain covenants, including a requirement to maintain certain minimum levels of capitalization.

The junior subordinated deferrable interest debentures were issued in 2001 in connection with the issuance by the Company of $76.5 million of mandatorily redeemable preferred securities in two separate transactions. In February 2001, the Company issued $16.5 million of 10.2% Capital Securities through Bremer Statutory Trust I (“BST”), and in May 2001, the Company issued $60.0 million of 9.0% Cumulative Capital Securities through Bremer Capital Trust I (“BCT”). The proceeds of both of these offerings, combined with the $2.4 million in proceeds from the sale by BST and BCT to the parent of their common securities, were invested by BST and BCT in Junior Subordinated Deferrable Interest Debentures (“debentures”) of the parent company. The debentures will mature no earlier than July 15, 2006 and no later than July 15, 2031. At December 31, 2005, the $76.5 million in Capital Securities qualified as Tier I capital under guidelines of the Federal Reserve.

The Company expects to issue additional junior subordinated debentures in June 2006 in connection with the planned issuance of $60 million of mandatorily redeemable preferred securities. The Company expects that these mandatorily redeemable preferred securities will be issued on a floating rate basis in a trust preferred pool transaction. The Company expects that the proceeds from this anticipated transaction will be used to retire the $60 million of 9.0% Cumulative Capital Securities issued through BCT in 2001.

The FHLB borrowings bear interest at rates ranging from 3.20% to 5.80%, with maturity dates from 2006 through 2012, and are secured by certain loans.

The installment promissory notes currently bear interest at 4.88% and are payable in semi-annual installments through 2007.

Maturities of outstanding long-term debt were as follows:

At December 31, 2005

(in thousands)
2006	$64,423
2007	59,032
2008	71,000
2009	3,694
2010	5,000
Beyond 2010	118,867

Total	$322,016

At December 31, 2005, $71 million of the FHLB borrowings due in 2008 were subject to call on a quarterly basis prior to maturity at the option of the FHLB.

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

The Company amended the Bremer Retirement Plan, the Bremer 401(k) Plan (“401(k) Plan”) and the Employee Stock Ownership Plan (“ESOP”) on September 27, 2005. These plan changes include reduced early retirement benefit factors and a simplified benefit formula under the Bremer Retirement Plan, offset by an increase in the maximum Company match to employees in the Bremer 401(k) Plan and a guaranteed annual employer contribution to the ESOP. The adoption of these plan amendments, which became effective on January 1, 2006, are expected to be relatively cost neutral in 2006 and going forward.

Other postretirement benefits — The Company provides certain retiree health care benefits relating primarily to medical insurance co-payments to retired employees between the ages of 55 and 65. On September 27, 2005, the Company amended the Company’s Early Retiree Medical Plan to gradually eliminate, over a period of years, the medical premium subsidy for retired employees, while continuing to allow retired employees access to the Company’s group medical coverage. In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as amended by SFAS No. 132 (Revised 2003), “Employers’ Accounting for Postretirement Benefits Other than Pensions — an amendment of FASB Statements No. 87, 88, and 106,” the Company currently accrues the cost of these benefits during the employees’ active service. Benefits under SFAS No. 106 are funded as incurred. The adoption of this plan amendment, which became effective on January 1, 2006, is expected to reduce Company costs in 2006 and going forward.

The following table sets forth the plans’ change in the actuarially determined benefit obligation and plan assets as of the September 30 measurement date, and information on the plans’ funded status at December 31:

	Pension Benefits		Other Postretirement Benefits

	2005	2004	2005	2004

	(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year (9/30)	$67,877	$60,579	$6,788	$5,971
Service cost	3,957	3,687	633	564
Interest cost	4,024	3,592	399	351
Plan particpants’ contributions	—	—	161	164
Actuarial loss/(gain)	5,281	1,540	(454)	64
Benefits paid	(1,680)	(1,465)	(313)	(326)
Curtailments and special termination benefits	—	(56)	—	—

Benefit obligation at end of year (9/30)	$79,459	$67,877	$7,214	$6,788

Change in Plan Assets
Fair value of plan assets at beginning of year (9/30)	$65,329	$55,211	$—	$—
Actual return on assets	9,053	4,216	—	—
Employer contributions	4,368	7,367	152	162
Plan participants’ contributions	—	—	161	164
Benefits paid	(1,680)	(1,465)	(313)	(326)

Fair value of plan assets at end of year (9/30)	$77,070	$65,329	$—	$—

Funded Status of Plans
Funded status of plans (12/31)	$(2,388)	$(2,548)	$(7,214)	$(6,788)
Unrecognized net actuarial loss (12/31)	19,784	19,160	1,218	1,751
Unrecognized prior service cost/(benefit) (12/31)	193	210	(17)	(30)

Prepaid benefit asset/(accrued benefit liability) (12/31)	$17,589	$16,822	$(6,013)	$(5,067)

The 2004 curtailment and special termination benefits were recorded pursuant to a plan amendment to the Company’s SERP, effective June 14, 2004, and the Company recognized $295.8 thousand in curtailment benefit cost in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits.” There were no curtailments or special termination benefits incurred in 2005.

Amounts recognized in the statement of financial position as of December 31 consist of:

	Pension Benefits		Other Postretirement Benefits

	2005	2004	2005	2004

	(in thousands)
Prepaid benefit cost	$19,952	$18,996	$—	$—
Accrued benefit cost	(2,809)	(2,620)	(6,013)	(5,067)
Intangible asset	109	137	—	—
Accumulated other comprehensive income	337	309	—	—

Net amount recognized	$17,589	$16,822	$(6,013)	$(5,067)

The accumulated benefit obligation, projected benefit obligation and fair value of plan assets as of September 30 were as follows:

	Pension Benefits

	2005	2004

	(in thousands)
Accumulated benefit obligation	$64,221	$55,792
Projected benefit obligation	79,459	67,877
Fair value of plan assets	77,070	65,329

Net pension expense for the actuarially developed plans included the following components as of December 31:

	Pension Benefits			Other Postretirement Benefits

	2005	2004	2003	2005	2004	2003

	(in thousands)
Service cost	$3,957	$3,687	$2,932	$633	$564	$452
Interest cost	4,024	3,592	3,299	399	351	317
Expected return on assets	(5,489)	(4,637)	(3,616)	—	—	—
Prior service cost amortization	15	59	84	(12)	(12)	(12)
Net loss amortization	1,094	1,070	1,161	78	84	52

Net periodic benefit cost	$3,601	$3,771	$3,860	$1,098	$987	$809

The amounts, net of tax, included within other comprehensive income arising from a change in the additional minimum pension liability for the years ended December 31, 2005 and December 31, 2004 were $(17) thousand and $(185) thousand. While the SERP had an additional minimum liability of $446 thousand at December 31, 2005, there was no additional minimum liability calculated on the Pension Plan as of that date.

Weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	6.00%	6.00%	5.75%	6.00%	6.00%
Compensation increase rate	4.25%	4.25%	4.25%	N/A	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Discount rate	6.00%	6.00%	6.75%	6.00%	6.00%	6.75%
Long-term rate of return on assets	8.50%	8.50%	9.00%	N/A	N/A	N/A
Compensation increase rate	4.25%	4.25%	4.25%	N/A	N/A	N/A

The discount rate utilized to determine future pension obligations is based primarily on a review of current high quality fixed income securities rates.

The January 1, 2006 assumption for the long-term rate of return on plan assets is 8.5%. As defined in SFAS No. 87, this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future long-term rates of return for the investment portfolio, with consideration given to the distribution of investments by, and historical rates of return of, each individual asset class.

For purposes of postretirement benefits measurements, the Company has assumed the following health care trend rates as of December 31:

	Other Postretirement Benefits

	2005	2004	2003

Current year trend	8.00%	8.50%	9.00%
Ultimate year trend	5.00%	5.00%	5.00%
Year of ultimate trend rate	2011	2011	2011

The health-care trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the health-care trend rate would have the following effects on 2005 service and interest cost on the accumulated postretirement benefit obligation at December 31, 2005:

	One (1) Percentage Point

	Increase	Decrease

	(in thousands)
Effect on total of service and interest cost	$149	$(127)
Effect on postretirement benefit obligation	856	(741)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the prescription drug benefit under Medicare. Questions have arisen regarding whether an employer that provides postretirement prescription drug coverage should recognize the effects of the Act on its accumulated postretirement benefit obligation (APBO) and net postretirement benefit costs under SFAS No. 106. While the Company does offer postretirement benefits, including prescription drug coverage, subject to the accounting requirements of SFAS No. 106, those benefits are available to retirees only until age 65, at which time Medicare coverage becomes effective. As such, the Company does not believe that this specific provision of the Act will have any material effect on its financial position or results of operations.

The Company’s pension plan weighted-average asset allocations at December 31, 2005 and 2004, by major asset category, were as follows:

	Plan Assets at December 31,

	2005	2004

Equity securities	74%	66%
Debt securities	23%	21%
Other	3%	13%

Total	100%	100%

In 2005, as expected, the Company’s pension plan long-term asset allocation moved closer to the 75% equity securities and 25% fixed income targets, as outlined in the Company’s current Pension Investment Policy. The current equity allocation is distributed over 12 professionally managed mutual funds covering eight different equity styles. The Company regularly reviews the actual asset allocation and periodically rebalances the investments to the targeted allocation when considered appropriate. The Company believes that 8.5% is a reasonable long-term rate of return on the pension plan assets for 2006, given the asset allocation strategy and investment time horizon. For the year ended December 31, 2005, the pension plan assets generated a total composite return of 14.2%. The Company will continue to evaluate the actuarial assumptions, including the expected rate of return, at least annually, and will adjust them as necessary.

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

The Company expects to contribute an amount currently estimated at $4.6 million to the retirement and post-retirement plans in 2006, and to make the following benefit payments, which reflect expected future service, as appropriate:

For the Year(s) Ended December 31,	Pension Benefits	Other Postretirement Benefits

	(in thousands)
2006	$1,965	$260
2007	2,166	302
2008	2,389	348
2009	2,634	395
2010	2,922	442
2011 through 2015	20,720	3,267

401(k) plan — The 401(k) Plan is a defined contribution plan. Through 2005, the Company provided a 50% match of the first 1 to 6% plan compensation the employee contributed on a pre-tax basis and and made additional contributions to the plan at the discretion of the Board, primarily on the basis of Company earnings. Beginning January 1, 2006, the Company provides a 100% match of the first 1% to 5% of plan compensation the employee contributes on a pre-tax basis. Total employer contributions made for 2005, 2004 and 2003 were $2,440,000, $2,038,000 and $2,462,000, respectively.

Employee stock ownership plan — The ESOP is a defined contribution plan covering substantially all employees with contributions made exclusively by the Company on a discretionary year-by-year basis. The contribution was $200,000 for 2005, $600,000 for 2004 and $100,000 for 2003. The Company guarantees a contribution of .75% of eligible pay to the ESOP beginning January 1, 2006.

Note M:  Other Noninterest Income

Other noninterest income at December 31 consisted of the following:

	2005	2004	2003

	(in thousands)
Fees on loans	$5,189	$5,238	$4,951
Other	1,817	2,341	1,867

Total	$7,006	$7,579	$6,818

Note N:  Other Noninterest Expense

Other noninterest expense at December 31 consisted of the following:

	2005	2004	2003

	(in thousands)
Printing, postage and telephone	$6,413	$6,205	$6,695
Marketing	6,429	6,272	6,140
Professional fees	3,504	4,339	3,360
Other	15,874	13,554	13,605

Total	$32,220	$30,370	$29,800

Note O:  Income Taxes

The components of the provision for income taxes at December 31 were as follows:

	2005	2004	2003

	(in thousands)
Current
Federal	$30,700	$26,575	$24,960
State	8,250	7,028	5,902
Deferred	(450)	484	1,248

Total	$38,500	$34,087	$32,110

A reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate at December 31 was as follows:

	2005	2004	2003

	(in thousands)
Tax at statutory rate	$38,686	$34,392	$32,621
Plus state income tax, net of federal tax benefits	5,252	4,556	3,880

	43,938	38,948	36,501
Less tax effect of:
Interest on state and political subdivision securities	2,957	2,816	2,893
Other tax-exempt interest	2,697	2,423	2,215
Amortization	—	—	(322)
Other	(216)	(378)	(395)

	5,438	4,861	4,391

Income tax expense	$38,500	$34,087	$32,110

The following table sets forth the temporary differences comprising the net deferred taxes included with other liabilities on the consolidated balance sheet at December 31:

	2005	2004

	(in thousands)
Deferred tax assets
Provision for loan losses	$24,077	$24,541
Employee compensation and benefits accruals	4,779	4,608
Deferred fees	1,214	1,012
Accumulated other comprehensive income	5,368	2,162
Other	573	632

Total	$36,011	$32,955

Deferred tax liabilities
Securitization and loan servicing activities	$2,342	$632
Pension	8,015	7,695
Depreciation	20,911	24,422
Deferred expense	6,116	5,045
Other	135	100

Total	37,519	37,894

Net deferred tax liabilities	$1,508	$4,939

Note P:  Commitments and Contingencies

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following represents the outstanding obligations at December 31:

	2005	2004

	(in thousands)
Standby letters of credit	$49,413	$52,772
Commercial letters of credit	53,878	47,772
Loan commitments	1,664,169	1,386,761

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

Under substantially noncancelable contracts, the Company is obligated to pay approximately $4.2 million in annual data processing and item processing fees to third party providers through May 2008. The costs under the item processing contract are calculated in accordance with a volume-based fee schedule, which is subject to change annually.

The Company is routinely involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the Company’s consolidated financial position or operations.

Note Q:  Derivative Instruments

The Company occasionally enters into derivative transactions to manage its interest rate risk. During 2005, the Company entered into a forward starting interest rate swap in the notional amount of $60 million in connection with the anticipated issuance during 2006 of a like amount of floating rate junior subordinated debentures. The interest rate swap, which becomes effective in June 2006, will convert the expected floating rate interest payments on the debentures to a fixed rate for 10 years. This derivative instrument qualifies for hedge accounting as a “cash flow” hedge, which is a hedge of the variability of the cash flows to be received or paid related to a recognized asset or liability or a forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in other comprehensive income until income or expense from the cash flows of the hedged item is recognized. At December 31, 2005, the estimated fair value of the interest rate swap was $0.4 million. This unrealized gain, which is recorded on the balance sheet in other assets, has been excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized.

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

At December 31, 2005 and 2004, 960,000 shares of redeemable class A stock were issued and outstanding. At December 31, 2005, these shares were subject to redemption at a price of $45.55 per share, which approximated book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. The employee holders of class A common stock have the right to require the Company to purchase their shares upon their deaths, permanent disabilities or retirements, while the Company has the option to purchase the shares from holders upon the occurrence of certain events, which include death, retirement or termination of the employee’s employment. It is the Company’s intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Foundation.

Federal law prevents the Company and its non-bank subsidiaries from borrowing from the Subsidiary Banks unless the loans are secured by specified U.S. obligations. Further, the secured loans that may be made by Subsidiary Banks are generally limited in amount to 10% of the Subsidiary Bank’s equity if made to the Company or any individual affiliate and 20% of the Subsidiary Bank’s equity if made to all affiliates and the Company in the aggregate. At December 31, 2005, 2004 and 2003, no Subsidiary Banks had extended credit to the Company.

The payment of dividends by the Company to shareholders and the payment of dividends by Subsidiary Banks to the Company are both subject to various limitations by bank regulators, which includes maintenance of certain minimum capital ratios. As of December 31, 2005, $35,521,000 of retained earnings of the Subsidiary Banks was available for distribution to the Company as dividends subject to these limitations. Approximately $34,812,000 was available for distribution without obtaining the prior approval of the appropriate bank regulator.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company meets all capital adequacy requirements to which it is subject.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board’s implementation of FDICIA defines “well-capitalized” institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. The Subsidiary Banks’ ratios in each of these categories met or exceeded the “well-capitalized” ratios as of December 31, 2005.

The Company’s and Subsidiary Banks’ actual capital amounts and ratios as of December 31 are also presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount		Ratio	Amount		Ratio

	(dollars in thousands)
As of December 31, 2005:
Total capital (to risk weighted assets)
Consolidated	$594,936	11.66%	$408,104	›	8.00%	N/A
Subsidiary Banks	$567,930	11.20%	$405,659	›	8.00%	$507,074	›	10.00%
Tier I capital (to risk weighted assets)
Consolidated	$535,368	10.49%	$204,052	›	4.00%	N/A
Subsidiary Banks	$508,718	10.03%	$202,830	›	4.00%	$304,244	›	6.00%
Tier I capital (to average assets)
Consolidated	$535,368	8.55%	$250,377	›	4.00%	N/A
Subsidiary Banks	$508,718	8.13%	$250,251	›	4.00%	$312,813	›	5.00%

As of December 31, 2004:
Total capital (to risk weighted assets)
Consolidated	$545,850	11.38%	$383,586	›	8.00%	N/A
Subsidiary Banks	$528,496	11.12%	$380,310	›	8.00%	$475,388	›	10.00%
Tier I capital (to risk weighted assets)
Consolidated	$485,895	10.13%	$191,793	›	4.00%	N/A
Subsidiary Banks	$469,055	9.87%	$190,155	›	4.00%	$285,233	›	6.00%
Tier I capital (to average assets)
Consolidated	$485,895	8.21%	$236,788	›	4.00%	N/A
Subsidiary Banks	$469,055	7.94%	$236,317	›	4.00%	$295,396	›	5.00%

Note T:  Disclosure About Fair Value of Financial Instruments

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

The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 2005 and 2004. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2005 and, therefore, current estimates of fair value may differ from the amounts presented. As of December 31, carrying amounts and estimated fair values for on balance sheet financial instruments were:

	2005		2004

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(in thousands)
Financial assets:
Cash and due from banks	$313,613	$313,613	$203,930	$203,930
Investment securities available-for-sale	1,125,532	1,125,532	997,900	997,900
Investment securities held-to-maturity	248,533	251,628	195,546	202,767
Loans and leases	4,584,138	4,606,814	4,484,028	4,511,961
Financial liabilities:
Demand deposits	$3,061,103	$3,061,103	$3,001,685	$3,001,685
Time deposits	1,817,249	1,808,514	1,208,411	1,207,510
Short-term borrowings	736,560	736,638	988,457	988,267
Long-term debt	322,016	327,242	380,700	397,286

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

Short-term borrowings — For variable rate borrowings, fair value approximates carrying value. For fixed rate borrowings, the fair value is determined by discounting future cash flows at current rates for borrowings with similar remaining maturities.

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

Off-balance sheet financial instruments — The Company estimates the fair value of loan commitments and letters of credit based on the related amount of unamortized deferred commitment fees adjusted for probable losses from these arrangements. Substantially all of these commitments have floating rates and do not expose the Company to interest rate risk. The fair value of these unfunded commitments is approximately equal to their carrying value, which was $3.9 million and $3.5 million at December 31, 2005 and 2004, respectively. See Note Q for the discussion of derivatives.

Note U:  Bremer Financial Corporation (Parent Company Only) Condensed Statements:

Balance Sheets

	December 31,

	2005	2004

	(in thousands)
Assets
Cash and cash equivalents	$21,763	$11,877
Investment in and advances to:
Bank subsidiaries	595,412	562,770
Non-bank subsidiaries	34,942	36,500
Other assets	6,785	6,687

Total assets	$658,902	$617,834

Liabilities and Shareholders’ Equity
Advance from non-bank subsidiary	$5,200	$5,200
Junior subordinated deferrable interest debentures	78,867	78,867
Other long-term debt	19,635	20,058
Accrued expenses and other liabilities	8,566	9,518
Redeemable class A common stock	43,730	40,335
Shareholders’ equity	502,904	463,856

Total liabilities and shareholders’ equity	$658,902	$617,834

Statements of Income

	Years Ended December 31,

	2005	2004	2003

	(in thousands)
Income
Dividends from:
Bank subsidiaries	$38,775	$23,035	$32,190
Non-bank subsidiaries	4,086	5,303	1,388
Interest from subsidiaries	1,252	1,252	1,849
Interest income on taxable securities	—	213	631
Gain on sale of securities	—	12	12
Other income	56	256	612

Total income	44,169	30,071	36,682
Expenses
Interest expense:
Short-term borrowings	28	29	59
Junior subordinated deferrable interest debentures	7,395	7,402	7,392
Other long-term debt	1,683	4,958	5,635
Salaries and benefits	1,698	2,570	2,197
Operating expense paid to subsidiaries	2,132	1,812	1,682
Other operating expenses	1,754	2,300	1,320

Total expenses	14,690	19,071	18,285

Income before income tax benefit	29,479	11,000	18,397
Income tax benefit	5,372	6,489	5,649

Income of parent company only	34,851	17,489	24,046
Equity in undistributed earnings of subsidiaries	37,180	46,688	37,046

Net income	$72,031	$64,177	$61,092

Note U:  Bremer Financial Corporation (Parent Company Only) Condensed Statements (continued):

Statements of Cash Flows

	Years Ended December 31,

	2005	2004	2003

	(in thousands)
Cash flows from operating activities
Net income	$72,031	$64,177	$61,092
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed (earnings) of subsidiaries	(37,180)	(46,688)	(37,046)
Depreciation and amortization	673	569	1,691
Other, net	(1,528)	2,372	5,876

Net cash provided by operating activities	33,996	20,430	31,613

Cash flows from investing activities
Investment in and advances to subsidiaries, net	1,273	17,809	(5,352)
Purchases of securities	—	(7,679)	(40,171)
Proceeds from maturities of securities	—	729	1,393
Proceeds from sales of securities	—	44,095	39,803

Net cash provided (used) by investing activities	1,273	54,954	(4,327)

Cash flows from financing activities
Repayments of long-term debt	(423)	(46,424)	(423)
Dividends paid	(24,960)	(22,800)	(21,600)

Net cash used by financing activities	(25,383)	(69,224)	(22,023)

Net increase in cash and cash equivalents	9,886	6,160	5,263
Cash and cash equivalents at beginning of period	11,877	5,717	454

Cash and cash equivalents at end of period	$21,763	$11,877	$5,717

Note V:  Quarterly Consolidated Financial Information (Unaudited):

BREMER FINANCIAL CORPORATION
SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2005 Quarter Ended

	(dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31

Interest income	$80,386	$87,436	$93,597	$95,811
Interest expense	27,019	32,312	36,471	39,029
Net interest income	53,367	55,124	57,126	56,782
Net income	16,182	16,782	18,331	20,736
Per share of common stock
Net income-basic and diluted	1.35	1.40	1.53	1.72

	2004 Quarter Ended

	(dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31

Interest income	$67,148	$68,678	$73,038	$78,031
Interest expense	21,389	21,245	22,541	23,664
Net interest income	45,759	47,433	50,497	54,367
Net income	14,398	14,946	16,401	18,432
Per share of common stock
Net income-basic and diluted	1.20	1.25	1.36	1.54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bremer Financial Corporation
Saint Paul, Minnesota

We have audited the accompanying consolidated balance sheets of Bremer Financial Corporation and subsidiaries (the “Company”), as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bremer Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 15, 2006

ITEM 9A.   CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2005, of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). “Disclosure controls and procedures” include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission. There was no change in our internal control over financial reporting that occurred during the quarter or year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10 through 14 of the Form 10-K are omitted because the Company will file before April 30, 2006 a definitive Proxy Statement (the “Proxy Statement”) conforming to Schedule 14A involving the election of directors. The information required by Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K are hereby incorporated by reference to such Proxy Statement.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Consolidated Balance Sheets – December 31, 2005 and December 31, 2004

Consolidated Statements of Income – Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows – Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

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

The following exhibits are incorporated by reference to Exhibits 3.1, 28.7, and 28.8, respectively, to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989:

3.1	Bylaws of the Company in effect on the date hereof.
99.1	The portion of the final Prospectus of the Company dated April 20, 1989 (“Prospectus”), which was filed with the SEC on April 20, 1989, entitled “Description of Capital Stock Description of Class A Common Stock - Restrictions on Transfer.”
99.2	The portion of the Prospectus entitled “Description of Capital Stock - Description of Class A Common Stock - First Call Option to Company” on page 64 of the Prospectus.

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

March 22, 2006	Bremer Financial Corporation

	By:	/s/ Stan K. Dardis
Stan K. Dardis President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on March 22, 2006 in the capacities indicated.

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

INDEX TO EXHIBITS

Description of Exhibits

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