Form 10-Q
period 2006-03-31
BREMER FINANCIAL CORP
filed 2006-05-11
CIK 846616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

        As of May 9, 2006, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(dollars in thousands, except per share amounts)

	Three months ended March 31,
	2006	2005	Change
Operating Results:
Total interest income	$99,055	$80,386	23.2%
Total interest expense	43,216	27,019	59.9

Net interest income	55,839	53,367	4.6
Provision for loan losses	2,539	3,279	(22.6)

Net interest income after provision for loan losses	53,300	50,088	6.4
Noninterest income	18,924	18,793	0.7
Noninterest expense	47,442	44,074	7.6

Income before income tax expense	24,782	24,807	(0.1)
Income tax expense	8,449	8,625	(2.0)

Net income	$16,333	$16,182	0.9%

Net income per share – basic and diluted	$1.36	$1.35	0.9%
Dividends paid per share	0.58	0.50	16.0

Tax equivalent net interest income	$58,464	$55,567	5.2%
Net charge-offs	583	339	72.1

Selected Financial Ratios:
Return on average assets	1.03%	1.07%	(0.04)
Return on average equity (1)	12.0	12.9	(0.9)
Average equity to average assets (1)	8.6	8.3	0.3
Net interest margin (2)	3.91	3.89	0.02
Operating efficiency ratio (3)	61.3	59.3	2.0
Net charge-offs to average loans and leases	0.05	0.03	0.02

	March 31, 2006	March 31, 2005		December 31, 2005	Change
Balance Sheet Data:
Total assets	$6,480,680	$6,230,236	4.0%	$6,555,895	(1.1)%
Securities (4)	1,338,232	1,207,378	10.8	1,374,065	(2.6)
Loans and leases (5)	4,682,656	4,678,854	0.1	4,639,766	0.9
Total deposits	4,751,368	4,266,941	11.4	4,878,352	(2.6)
Short-term borrowings	784,865	1,026,400	(23.5)	736,560	6.6
Long-term debt	322,007	369,692	(12.9)	322,016	(0.0)
Redeemable class A common stock	44,393	40,896	8.6	43,730	1.5
Shareholders’ equity	510,513	470,310	8.5	502,904	1.5
Per share book value of common stock	46.24	42.60	8.5	45.55	1.5

Asset Quality:
Reserve for loan losses	$57,584	$60,905	(5.5)%	$55,628	3.5%
Nonperforming assets	16,158	12,574	28.5	14,107	14.5
Nonperforming assets to total loans, leases
and OREO	0.35%	0.25%	0.10	0.30%	0.05
Reserve for loan losses to total loans and leases	1.23	1.30	(0.07)	1.20	0.03
_____________________
(1)	Calculation includes shareholders’ equity and redeemable class A common stock.
(2)	Tax-equivalent basis (TEB).
(3)	Noninterest expense as a percentage of tax-equivalent net interest income and noninterest income.
(4)	Includes securities held-to-maturity and securities available-for-sale.
(5)	Net of unearned discount and includes nonaccrual loans and leases.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
SUMMARY BALANCE SHEET AND INCOME STATEMENT
(dollars in thousands)

	Three months ended March 31,
	2006		2005
	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)
Summary Average Balance Sheet:
Total loans and leases (2)	$4,648,155	7.41%	$4,568,704	6.27%
Total securities (3)	1,377,956	4.77	1,201,552	4.01
Total other earning assets	36,947	6.43	17,997	1.67

Total interest earning assets (4)	$6,063,058	6.80%	$5,788,253	5.79%
Total noninterest earning assets	367,535		353,329

Total assets	$6,430,593		$6,141,582

Noninterest bearing deposits	$773,416		$764,328
Interest bearing deposits	3,947,935	3.16%	3,445,412	1.90%
Short-term borrowings	754,917	4.02	990,054	2.18
Long-term debt	322,013	6.30	370,919	6.07

Total interest bearing liabilities	$5,024,865	3.49%	$4,806,385	2.28%
Other noninterest bearing liabilities	81,392		63,021
Minority interest	150		150
Redeemable class A common stock	44,062		40,615
Shareholders’ equity	506,708		467,083

Total liabilities and equity	$6,430,593		$6,141,582

	Three months ended March 31,
	2006	2005	$ Change	% Change
Summary Income Statement:
Total interest income	$99,055	$80,386	$18,669	23.2%
Total interest expense	43,216	27,019	16,197	59.9

Net interest income	55,839	53,367	2,472	4.6
Provision for loan losses	2,539	3,279	(740)	(22.	6)

Net interest income after provision for loan losses	53,300	50,088	3,212	6.4
Service charges	7,618	7,303	315	4.3
Insurance	3,054	3,271	(217)	(6.6)
Investment management and trust fees	3,080	2,847	233	8.2
Brokerage	1,615	1,584	31	2.0
Gain on sale of loans	2,159	2,025	134	6.6
Gain on sale of securities	(505)	—	(505)	NM
Other	1,903	1,763	140	7.9

Total noninterest income	18,924	18,793	131	0.7
Salaries and wages	22,539	20,516	2,023	9.9
Employee benefits	6,918	6,659	259	3.9
Occupancy	3,310	3,246	64	2.0
Furniture and equipment	3,053	2,882	171	5.9
Data processing fees	2,782	2,727	55	2.0
FDIC premiums and examination fees	504	506	(2)	(0.4)
Amortization of intangibles	613	650	(37)	(5.7)
Other	7,723	6,888	835	12.1

Total noninterest expense	47,442	44,074	3,368	7.6

Income before income tax expense	24,782	24,807	(25)	(0.1)
Income tax expense	8,449	8,625	(176)	(2.0)

Net income	$16,333	$16,182	$151	0.9%

_____________________
(1)

Calculation is based on interest income including $2,625 and $2,200 for the three months ended March 31, 2006 and March 31, 2005 to adjust to a fully taxable basis using the federal statutory rate of 35%.

(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on securities available-for-sale.
(4)	Before deducting the reserve for loan losses.

BREMER FINANCIAL CORPORATION

FORM 10-Q
QUARTER ENDED MARCH 31, 2006

INDEX

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	26

PART II – OTHER INFORMATION

Item 6.	Exhibits.	26

Signatures		27

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

Forward-Looking Statements

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended (“Exchange Act”). For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “intends,” “expects” and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risk and uncertainties, there are important factors, including the factors discussed in “Risk Factors” included as Item 1A. to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 23, 2006, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$231,291	$313,613
Investment securities available-for-sale
(cost: 03/31/06 – $1,111,366; 12/31/05 – $1,138,538)	1,094,048	1,125,532
Investment securities held-to-maturity
(fair value: 03/31/06 – $248,034; 12/31/05 – $251,628)	244,184	248,533
Loans and leases	4,682,656	4,639,766
Reserve for loan losses	(57,584)	(55,628)

Net loans and leases	4,625,072	4,584,138
Interest receivable	45,388	45,476
Premises and equipment, net	89,571	88,487
Other intangibles	11,481	12,203
Other assets	55,419	53,687
Goodwill	84,226	84,226

Total assets	$6,480,680	$6,555,895

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$767,166	$892,624
Interest bearing deposits	3,984,202	3,985,728

Total deposits	4,751,368	4,878,352
Federal funds purchased and repurchase agreements	554,719	524,449
Other short-term borrowings	230,146	212,111
Long-term debt	322,007	322,016
Accrued expenses and other liabilities	67,384	72,183

Total liabilities	5,925,624	6,009,111
Minority interests	150	150
Redeemable class A common stock, 960,000 shares
issued and outstanding	44,393	43,730
Shareholders’ equity
Common stock
Class A, no par, 12,000,000 shares authorized;
240,000 shares issued and outstanding	57	57
Class B, no par, 10,800,000 shares authorized,
issued and outstanding	2,562	2,562
Retained earnings	516,325	507,704
Accumulated other comprehensive loss	(8,431)	(7,419)

Total shareholders’ equity	510,513	502,904

Total liabilities and shareholders’ equity	$6,480,680	$6,555,895

See notes to condensed consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2006	2005
Interest income
Loans and leases, including fees	$83,681	$69,588
Securities	14,788	10,725
Federal funds sold	192	57
Other	394	16

Total interest income	99,055	80,386

Interest expense
Deposits	30,727	16,155
Federal funds purchased and repurchase agreements	5,132	2,445
Other short-term borrowings	2,354	2,869
Long-term debt	5,003	5,550

Total interest expense	43,216	27,019

Net interest income	55,839	53,367
Provision for loan losses	2,539	3,279

Net interest income after provision for loan losses	53,300	50,088

Noninterest income
Service charges	7,618	7,303
Insurance	3,054	3,271
Investment management and trust fees	3,080	2,847
Brokerage	1,615	1,584
Gain on sale of loans	2,159	2,025
Loss on sale of securities	(505)	—
Other	1,903	1,763

Total noninterest income	18,924	18,793

Noninterest expense
Salaries and wages	22,539	20,516
Employee benefits	6,918	6,659
Occupancy	3,310	3,246
Furniture and equipment	3,053	2,882
Data processing fees	2,782	2,727
FDIC premiums and examination fees	504	506
Amortization of intangibles	613	650
Other	7,723	6,888

Total noninterest expense	47,442	44,074

Income before income tax expense	24,782	24,807
Income tax expense	8,449	8,625

Net income	$16,333	$16,182

Per common share amounts:
Net income-basic and diluted	$1.36	$1.35
Dividends paid	0.58	0.50

See notes to condensed consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Retained Earnings	Total
	Class A	Class B
For the Three Months ended March 31, 2005

Balance, December 31, 2004	$57	$2,562	$(3,161)		$464,398	$463,856
Comprehensive income
Net income				16,182	16,182	16,182
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale:
Unrealized holding losses arising during the period, net of tax of $2,111			(3,166)	(3,166)

Other comprehensive loss			(3,166)	(3,166)		(3,166)

Comprehensive income				13,016

Dividends, $.50 per share					(6,000)	(6,000)
Allocation of net income and other comprehensive income in excess of
dividends to redeemable class A common stock			254		(816)	(562)

Balance, March 31, 2005	$57	$2,562	$(6,073)		$473,764	$470,310

For the Three Months Ended March 31, 2006

Balance, December 31, 2005	57	2,562	(7,419)		507,704	502,904
Comprehensive income
Net income				16,333	16,333	16,333
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale and other retained interests:
Unrealized holding losses arising during the period, net of tax of $1,773			(2,660)	(2,660)
Less: Reclassified adjustment for losses included in income
net of tax of $(202)			303	303
Net unrealized gains on derivatives and hedging activities:
Unrealized holding gains arising during the period, net of tax of $837			1,256	1,256

Other comprehensive loss			(1,101)	(1,101)		(1,101)

Comprehensive income				$15,232

Dividends, $.58 per share					(6,960)	(6,960)
Allocation of net income and other comprehensive income in excess of
dividends to redeemable class A common stock			89		(752)	(663)

Balance, March 31, 2006	$57	$2,562	$(8,431)		$516,325	$510,513

See notes to condensed consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$16,333	$16,182
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	2,539	3,279
Depreciation and amortization	3,880	4,128
Loss on sale of securities	505	—
Other assets and liabilities, net	(3,150)	(4,509)
Gain on sale of loans	(2,159)	(2,025)
Proceeds from sales of loans originated for sale	68,029	79,426
Loans originated for sale	(75,549)	(75,552)

Net cash provided by operating activities	10,428	20,929
Cash flows from investing activities
Purchases of available-for-sale investment securities	(87,403)	(124,569)
Purchases of held-to-maturity securities	(2,790)	(6,433)
Proceeds from maturities of available-for-sale investment securities	81,365	100,963
Proceeds from maturities of held-to-maturity securities	7,164	8,590
Proceeds from sales of available-for-sale investment securities	31,945	1,075
Proceeds from sales of other real estate owned	27	785
Loans and leases, net	(33,794)	(139,049)
Purchase of premises and equipment	(3,616)	(3,242)

Net cash used in investing activities	(7,102)	(161,880)
Cash flows from financing activities
Noninterest bearing deposits, net	(125,458)	(67,664)
Savings, NOW and money market accounts, net	(44,214)	(30,464)
Certificates of deposits, net	42,688	154,973
Federal funds purchased and repurchase agreements, net	30,270	40,550
Other short-term borrowings, net	18,035	(2,607)
Repayments of long-term debt	(9)	(11,008)
Common stock dividends paid	(6,960)	(6,000)

Net cash (used) provided by financing activities	(85,648)	77,780

Net decrease in cash and due from banks	(82,322)	(63,171)
Cash and due from banks at beginning of period	313,613	203,930

Cash and due from banks at end of period	$231,291	$140,759

Supplemental disclosures of cash flow information
Cash paid for interest	$40,965	$25,867
Cash paid for income taxes	4,389	4,323

See notes to condensed consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended March 31, 2006 and 2005 (unaudited)

Note A:   Financial Statements

The condensed consolidated financial statements included herein have been prepared by Bremer Financial Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and have not been audited by independent auditors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

Note B:   General

The condensed consolidated financial statements include the accounts of Bremer Financial Corporation and subsidiaries. All material intercompany transactions and balances are eliminated in consolidation. The Company has not changed its accounting policies from those stated for the year ended December 31, 2005 included in its Annual Report on Form 10-K for that year filed on March 23, 2006.

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

Note E:   Securities

Investment securities classified as held-to-maturity are valued at amortized historical cost. Investment securities classified as available-for-sale are valued at fair value. Unrealized holding gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. A portion of the unrealized holding gains and losses is allocated to redeemable class A common stock. Gains or losses on available-for-sale investment securities are computed based on the amortized cost of the specific securities when sold. Management periodically evaluates investment securities for other-than-temporary declines in fair value. There were no investment securities which management identified to be other-than-temporarily impaired for the period ended March 31, 2006.

The following table provides the gross unrealized losses and fair value, aggregated by investment category, and the length of time the individual securities have been in a continuous unrealized loss position at March 31:

	2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

U.S. Treasury securities	$—	$—	$109	$1	$109	$1
Obligations of U.S. government agencies	9,050	37	32,707	851	41,757	888
Obligations of state
and political subdivisions	45,558	575	19,298	271	64,856	846
Mortgage-backed securities	394,896	5,093	462,550	11,950	857,446	17,043
Other securities	98	2	—	—	98	2

Total	$449,602	$5,707	$514,664	$13,073	$964,266	$18,780

We pledge certain investment securities as collateral to secure public deposits and for other purposes.

Note F:   Loan Securitizations

In September 2005, the Company transferred home equity loans with principal balances of $229.9 million to a special interest trust in a securitization transaction. In September 2005, $200 million of the seller’s interest in these loans was subsequently sold to a commercial paper conduit, and the Company sells additional amounts of the seller’s interest to the commercial paper conduit each month under the terms of a revolving securitization facility agreement. Under the terms of this agreement, which matures in August 2006, the Company may sell on a revolving basis up to $200 million in eligible loans, subject to the maintenance of certain covenants regarding the performance of the loan pool. At March 31, 2006, the Company was in compliance with all applicable covenants. In January 2006, the Company transferred additional home equity loans with principal balances of $35.0 million to the special interest trust in connection with the use of this facility. The Company continues to service all of the loans transferred to the special interest trust. These transactions have been accounted for as sales under Statement of Financial Accounting Standards (“SFAS”) No. 140, and a gain on sale of loans of $65.4 thousand was recognized during the first quarter of 2006 in connection with these transactions. At March 31, 2006, the Company had retained interests from securitizations of $35.8 million, including a $22.6 million seller’s interest in loans, a $7.7 million interest-only strip, and a $5.5 million cash reserve account.

Key economic assumptions used in measuring the retained interests were as follows (rate per annum):

	At date of initial transfer	At March 31, 2006 valuation date
Prepayment speed (CPR)	42.50%	50.90%
Expected credit losses	0.26	0.30
Weighted average life (in months)	16.7	14.3
Discount rates:
Seller’s interest in loans and interest-only strip	13.00%	13.00%
Cash reserve account	9.00	9.00

Cash flows received during the first quarter of 2006 from securitization activities were as follows:

Three Months Ended March 31, 2006
(in millions)

Proceeds from collections reinvested in revolving-period securitization	$31.9
Servicing fees received	0.3
Other cash flows received on retained interests	5.1

There were no cash flows from securitization activities during the comparable quarter in 2005.

The following table presents information with respect to securitized loans and other loans that are managed with them.

	At March 31, 2006
	Balance	Loans Past Due 90 Days	Loan Losses, Net	2006 Average Balances
	(in millions)

Total Residential Real Estate Loans
Managed or Securitized	$937,348	$7,260	$379	$948,107
Less: Loans Securitized	201,201	384	14	201,741

Loans Held in Portfolio	$736,147	$6,876	$365	$746,366

Note G:   Reserve for Loan Losses

At March 31, 2006, the reserve for loan losses was $57.6 million, an increase of $2.0 million or 3.5% from the balance of $55.6 million at December 31, 2005. The changes in the loan reserve are as follows:

	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$55,628	$57,965
Charge-offs:
Commercial	125	165
Commercial real estate	39	—
Agricultural	2	13
Residential real estate	377	252
Consumer	454	470

Total charge-offs	997	900
Recoveries:
Commercial	233	102
Commercial real estate	3	316
Agricultural	—	6
Residential real estate	12	2
Consumer	166	135

Total recoveries	414	561

Net charge-offs	583	339
Provision for loan losses	2,539	3,279

Balance at end of period	$57,584	$60,905

Average loans and leases	$4,648,155	$4,568,704
Annualized net charge-offs to average loans and leases	0.05%	0.03%

Reserve for loan losses as a percentage of:
Period-end loans and leases	1.23%	1.30%

Note H:   Redeemable Class A Common Stock

At March 31, 2006, 960,000 shares of redeemable class A stock were issued and outstanding, which were subject to redemption at a price of $46.24 per share, approximating book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. The employee holders of class A common stock have the right to require the Company to purchase their shares upon their deaths, permanent disabilities or retirements, while the Company has the option to purchase the shares from holders upon the occurrence of certain events, which include death, retirement or termination of the employee’s employment. It is the Company’s intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Foundation. During the period from January 1, 2006 through March 31, 2006, the Company did not directly purchase any shares of class A common stock but assigned to various parties its options that arose during that period to purchase a total of 22,284.4547 shares. These options were assigned to the Bremer Financial Corporation Employee Stock Ownership Plan (“ESOP”) (1,002.1917 shares), the Bremer Banks 401(k) Plan (“401(k)”) (16,185.2630 shares), and executives and directors under the Executive Stock Purchase Plan (5,097.0000 shares). To the Company’s knowledge, shares purchased by these parties upon exercise of these assigned options were the only transfers of shares of class A common stock effected during the period from January 1, 2006 through March 31, 2006.

Note I:   Goodwill and Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles, and other intangibles. The remaining unamortized balances at March 31, 2006 and December 31, 2005 were $95.7 million and $96.4 million. The core deposit and other intangibles have remaining amortization lives of four to six years. Goodwill is not amortized but is tested regularly for impairment. Management performed its annual impairment test on its goodwill assets in December 2005. No impairment loss was recorded as a result of that test, and no events or changes in circumstances have occurred since that test that would indicate that assets might be impaired.

The following table presents relevant information about the Company’s amortized intangible assets:

	As of March 31, 2006			As of December 31, 2005
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit premium	$21,313	$12,365	$8,948	$21,313	$11,838	$9,475
Mortgage servicing rights (1)	2,897	1,986	911	2,897	1,877	1,020
Other	4,294	2,672	1,622	4,294	2,586	1,708

Total	$28,504	$17,023	$11,481	$28,504	$16,301	$12,203

_________________
(1)	Accumulated amortization of mortgage servicing rights includes the related valuation allowance of $23 thousand in 2006 and $90 thousand in 2005.

The Company recorded aggregate intangible amortization expense of $613.1 thousand for the three-month period ended March 31, 2006 and $650.2 thousand for the three-month period ended March 31, 2005. The estimated amortization expense for each of the next five years is approximately $2.1 million.

Goodwill was $84.2 million at March 31, 2006 and December 31, 2005.

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

Net benefit plan expense for the above plans as actuarially determined for the three months ended March 31, 2006 and 2005 included the following components:

	For the Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(in thousands)

Service cost	$1,069	$980	$103	$157
Interest cost	1,094	997	75	99
Expected return on assets	(1,613)	(1,360)	—	—
Prior service cost amortization	(36)	4	(46)	(3)
Net loss/(gain) amortization	257	271	13	19

Net periodic benefit cost	$771	$892	$145	$272

The Company expects to contribute approximately $4.6 million to the retirement and postretirement plans in 2006. No contributions were made to these plans during the quarter ended March 31, 2006.

Note K:   Off-Balance Sheet Commitments, Contingencies and Contractual Obligations

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following table represents the outstanding obligations:

	March 31, 2006	December 31, 2005
	(in thousands)
Standby letters of credit	$42,433	$49,413
Commercial letters of credit	59,035	53,878
Loan commitments	1,675,507	1,664,169

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

We enter into contractual obligations in the ordinary course of business, including long-term debt issuance for the funding of operations and leases for premises and equipment. There have been no significant changes to the contractual obligations reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note L:   Derivative Instruments

The Company occasionally enters into derivative transactions to manage its interest rate risk. During 2005, the Company entered into a forward-starting interest rate swap in the notional amount of $60 million in connection with the anticipated issuance during 2006 of a like amount of floating rate junior subordinated debentures. The interest rate swap, which becomes effective in June 2006, will convert the expected floating rate interest payments on the debentures to a fixed rate for 10 years. This derivative instrument qualifies for hedge accounting as a “cash flow” hedge, which is a hedge of the variability of the cash flows to be received or paid related to a recognized asset or liability or a forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in other comprehensive income until income or expense from the cash flows of the hedged item is recognized. At March 31, 2006, the estimated fair value of the interest rate swap was $2.4 million. This unrealized gain, which is recorded on the balance sheet in other assets, has been excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized.

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

When the requirements for sale accounting are met, the carrying amount of the assets transferred to the special interest trust is allocated between assets sold and retained interests based on relative fair values at the date of sale. A gain or loss on the sale of loans is recorded for the difference between the carrying amount and the fair value of the assets sold. The retained interests include the seller’s interest in loans which have not yet been sold to a third party, retained interest-only strips, and reserve accounts. Because quoted market prices are not available, we estimate the fair value of the retained interests by determining the present value of the future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, weighted average life, interest rates on variable rate contracts, and discount rates commensurate with the risks involved. Credit loss assumptions are based upon historical experience and the characteristics of the loans securitized. Prepayment speed estimates are determined utilizing data obtained from market participants, where available, or based on historical prepayment rates on similar assets. Discount rate assumptions are determined using data obtained from market participants. Estimates of interest rates on variable rate contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. The seller’s interest in loans is recorded on the balance sheet in loans at the allocated carrying amount. Interest-only strips and reserve accounts are included in other assets and are recorded at fair value, with any differences between fair value and carrying value which are deemed to be temporary, reported net of tax, as a separate component of shareholder’s equity. Any differences between fair value and carrying value which are deemed to be other than temporary are recorded in earnings.

There are many assumptions and estimates underlying the determination of the fair value of retained interests in securitization transactions. The use of different but still reasonable assumptions could significantly impact the amount recorded on the balance sheet for retained interests and the amount of gain or loss recorded on the sale of loans in securitization transactions.

Investment Securities.   Investments in marketable equity and debt securities are classified into three categories – held-to-maturity, available-for-sale, or trading – pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of March 31, 2006, no investments were classified as trading securities. Held-to-maturity securities, which are valued at amortized historical cost, represent investments for which we have the ability and intent to hold to maturity and that may be sold under only very limited circumstances. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. A portion of the unrealized holding gains and losses is allocated to redeemable class A common stock. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Management periodically evaluates investment securities for other than temporary declines in fair value. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other than temporary are written down to current market value and included in earnings as realized losses in the period the securities are deemed to be impaired. The initial indicator of impairment is a sustained decline in market price below the amount recorded for the investment. We consider the length of time and the extent to which market value has been less than cost, the cause of the price decline, the extent to which the price decline is due to the general level of interest rates or other issuer specific factors, the issuer’s financial condition and ability to make future payments in a timely manner, and our investment horizon. Our analysis as of March 31, 2006 indicates that our unrealized losses were caused by market interest rate increases. We intend to hold these investments until a recovery of fair value, which may be at maturity, and, as a result, there were no investment securities which management identified to be other-than-temporarily impaired for the period ended March 31, 2006. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

Goodwill and Other Intangible Assets.   SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, SFAS No. 147, “Acquisitions of Certain Financial Institutions,” establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At March 31, 2006, we had $84.2 million of goodwill, which is not subject to periodic amortization, and $11.5 million in other intangible assets, which is subject to periodic amortization. The largest component of our other intangible assets at March 31, 2006 was core deposit premiums at $8.9 million. The core deposit premiums are being amortized over an estimated deposit life of 10 years from the date of acquisition. Other intangibles are being amortized on the basis of estimated remaining life.

We performed the annual impairment tests on our goodwill and other intangible assets, excluding mortgage-servicing rights (“MSRs”), in December 2005. No events or changes in circumstances have occurred since those tests that would indicate that such assets might be impaired, and we have concluded that the recorded values of goodwill and the other intangible assets, with the exception of MSRs, were not impaired as of March 31, 2006. We evaluate our MSRs on a quarterly basis for possible impairment based on the difference between the carrying amount and current estimated fair value under SFAS No. 140. At March 31, 2006, we booked a valuation allowance of $23.0 thousand as a result of this valuation.

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

Our accounting policies for the reserve for loan losses, loan securitizations, investment securities, goodwill and other intangible assets, retirement plan accounting and income taxes are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. We believe that there have been no significant changes to the methods described in that Annual Report for making the estimates and judgments necessary to apply these policies.

Overview

Earnings.   We reported net income of $16.3 million, or $1.36 in basic and diluted earnings per share, for the first quarter of 2006. This compares to $16.2 million, or $1.35 in basic and diluted earnings per share, in the first quarter of 2005. Return on average equity was 12.0% for the first quarter of 2006 compared to 12.9% for the same quarter of 2005. Return on average assets decreased to 1.03% for the quarter ended March 31, 2006 from 1.07% for the quarter ended March 31, 2005.

Results of Operations

Net Interest Income.   Net interest income for the first quarter of 2006 was $55.8 million, an increase of $2.5 million, or 4.6%, from the $53.4 million reported for the same period a year ago. Meanwhile, our net interest margin increased slightly to 3.91% in the first quarter of 2006 from 3.89% in the first quarter of 2005, while our average loans and leases increased $79.5 million, or 1.7%, when comparing the same two quarters. Our net interest margin has remained relatively flat as short-term interest rates have risen during the past year because higher yields on earning assets have been offset by higher interest costs for deposits and borrowings.

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest-bearing assets and interest expense on interest-bearing liabilities. In addition, the table shows resultant yields or costs, net interest income, net interest spread, and net interest margin:

	For the Three Months Ended March 31,
	(unaudited)
	2006			2005
	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield
	(dollars in thousands)
Assets
Loans and Leases (2)
Commercial and other	$1,069,922	$19,605	7.43%	$1,015,730	$14,976	5.98%
Commercial real estate	1,749,992	31,048	7.20	1,604,402	24,870	6.29
Agricultural	502,313	9,336	7.54	464,977	7,146	6.23
Residential real estate	778,612	14,807	7.71	940,791	14,636	6.31
Consumer	358,979	6,547	7.40	374,745	5,924	6.41
Tax-exempt	188,337	3,554	7.65	168,059	3,094	7.47

Total Loans and Leases	4,648,155	84,897	7.41	4,568,704	70,646	6.27
Reserve for loan losses	(57,349)			(59,472)

Net Loans and Leases	4,590,806			4,509,232
Securities (3)
Taxable	1,134,797	12,077	4.32	1,010,987	8,528	3.42
Tax-exempt	243,159	4,120	6.87	190,565	3,338	7.10

Total Securities	1,377,956	16,197	4.77	1,201,552	11,866	4.01
Federal funds sold	19,593	192	3.97	13,602	57	1.70
Other earning assets	17,354	394	9.21	4,395	17	1.57

Total Earning Assets (4)	$6,063,058	$101,680	6.80%	$5,788,253	$82,586	5.79%
Cash and due from banks	165,811			152,797
Other noninterest earning assets	259,073			260,004

Total Assets	$6,430,593			$6,141,582

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$773,416			$764,328
Interest bearing deposits
Savings and NOW accounts	505,063	$1,262	1.01%	500,690	$668	0.54%
Other interest bearing checking	265,192	406	0.62	277,926	222	0.32
Money market savings	1,339,784	11,410	3.45	1,393,483	6,200	1.80
Savings certificates	1,080,119	9,917	3.72	899,385	6,300	2.84
Certificates over $100,000	757,777	7,732	4.14	373,928	2,765	3.00

Total Interest Bearing Deposits	3,947,935	30,727	3.16	3,445,412	16,155	1.90

Total Deposits	4,721,351			4,209,740
Short-term borrowings	754,917	7,486	4.02	990,054	5,314	2.18
Long-term debt	322,013	5,003	6.30	370,919	5,550	6.07

Total Interest Bearing Liabilities	$5,024,865	$43,216	3.49%	$4,806,385	$27,019	2.28%
Other noninterest bearing liabilities	81,392			63,021

Total Liabilities	5,879,673			5,633,734
Minority Interest	150			150
Redeemable Class A Common Stock	44,062			40,615
Shareholders’ equity	506,708			467,083

Total Liabilities and Equity	$6,430,593			$6,141,582

Net interest income		$58,464			$55,567

Net interest spread			3.31%			3.51%
Net interest margin			3.91%			3.89%
_________________
(1)	Interest income includes $2,625 in 2006 and $2,200 in 2005 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on available-for-sale securities.
(4)	Before deducting the reserve for loan losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

	Three Months Ended March 31,
	2006 vs. 2005
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans and leases (1)	$1,228	$13,023	$14,251
Taxable securities	1,044	2,505	3,549
Tax-exempt securities (1)	921	(139)	782
Federal funds sold	25	110	135
Other interest earning assets	50	327	377

Total interest earning assets	$3,268	$15,826	$19,094

Interest bearing liabilities:
Savings and NOW accounts	$(19)	$613	$594
Money market and other interest-bearing checking	(183)	5,577	5,394
Savings certificates	4,019	4,565	8,584
Short-term borrowings	(1,262)	3,434	2,172
Long-term debt	(732)	185	(547)

Total interest-bearing liabilities	1,823	14,374	16,197

Change in net interest income	$1,445	$1,452	$2,897

_________________
(1)	Interest income includes $2,625 and $2,200 for the three months ended March 31, 2006 and March 31, 2005 to adjust to a fully taxable basis using the federal statutory rate of 35%.

Provision for Loan Losses.   The provision for loan losses is charged against earnings to maintain the reserve for loan losses to cover losses inherent in the portfolio as of the reporting date. We recorded net charge-offs of $583.4 thousand during the first quarter of 2006 compared to net charge-offs of $339.1 thousand for the same period in 2005. We recorded a provision for loan losses of $2.5 million in the first quarter of 2006 compared to $3.3 million for the same quarter in 2005. Our ratio of reserve for loan losses to total loans and leases decreased to 1.23% at March 31, 2006 from 1.30% at March 31, 2005. For further discussion related to the allowance for credit losses, see the later section entitled “– Financial Condition – Reserve for Loan Losses.”

Noninterest Income.   Noninterest income reflected a $0.1 million, or 0.7%, increase to $18.9 million for the first quarter of 2006 from the $18.8 million recorded in the first quarter of 2005. Increases in service charge revenues and investment management and trust fees were offset by a $0.5 million loss on the sale of investment securities in the first three months of 2006.

The following table summarizes the components of noninterest income:

	Three Months Ended March 31,
	2006	2005
	(in thousands)

Service charges	$7,618	$7,303
Insurance	3,054	3,271
Investment management and trust fees	3,080	2,847
Brokerage	1,615	1,584
Gain on sale of loans	2,159	2,025
Loss on sale of securities	(505)	—
Other noninterest income	1,903	1,763

Total noninterest income	$18,924	$18,793

Noninterest Expense.   Noninterest expense increased $3.4 million, or 7.6%, to $47.4 million in the first quarter of 2006 from $44.1 million in the first quarter of 2005. Increases in personnel costs accounted for approximately 67.8% of the increase in noninterest expenses when comparing the two quarters. Exclusive of personnel costs, total noninterest expense increased $1.1 million, or 6.4%, when comparing the same two periods.

The following table summarizes the components of noninterest expense:

	Three Months Ended March 31,
	2006	2005
	(in thousands)

Salaries and wages	$22,539	$20,516
Employee benefits	6,918	6,659
Occupancy	3,310	3,246
Furniture and equipment	3,053	2,882
Printing, postage and telephone	1,708	1,609
Marketing	1,515	1,113
Data processing fees	2,782	2,727
Professional fees	656	721
Other real estate owned	8	7
FDIC premiums and examination fees	504	506
Amortization of intangibles	613	650
Other noninterest expense	3,836	3,438

Total noninterest expense	$47,442	$44,074

A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing noninterest expense by tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 61.3% for the first quarter of 2006 compared to 59.3% for the first quarter of 2005.

Income Taxes.   The provision for income taxes was $8.4 million for the quarter ended March 31, 2006 compared to $8.6 million for the same period in 2005. Comparing the first quarter of 2006 to the same period in 2005, our overall effective tax rate decreased to 34.1% from 34.8%.

Financial Condition

Loan and Lease Portfolio.   The following table presents the components of our gross loan and lease portfolio:

	At March 31, 2006		At December 31, 2005
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(dollars in thousands)

Commercial	$1,090,054	23.3%	$1,050,364	22.6%
Commercial real estate	1,596,210	34.1	1,553,559	33.5
– Construction	181,849	3.9	184,989	4.0
Agricultural	507,097	10.8	521,182	11.2
Residential real estate	736,147	15.7	756,601	16.3
– Construction	31,577	0.7	33,663	0.7
Consumer	352,237	7.5	350,290	7.6
Tax-exempt	187,485	4.0	189,118	4.1

Total	$4,682,656	100.0%	$4,639,766	100.0%

Our total loan and lease portfolio increased to $4.7 billion at March 31, 2006 from $4.6 billion PHIC at December 31, 2005. Commercial loans increased by $39.7 million, or 3.8%, during the first three months of 2006, and commercial real estate loans increased by $39.5 million, or 2.3%, during the same period. These gains were partially offset by a decrease in agricultural loans of $14.1 million, or 2.7%, during the first three months of 2006, as well as a decrease in residential real estate loans of $22.5 million, or 2.9%. An increase in consumer loans of $1.9 million, or 0.6%, was offset by a decrease in tax-exempt loans of $1.6 million, or 0.9%, during the first three months of 2006.

Nonperforming Assets.   Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned (“OREO”). Nonperforming assets were $16.2 million at March 31, 2006, an increase of $2.1 million, or 14.5%, from the $14.1 million level at December 31, 2005. Nonperforming assets as a percentage of total loans, leases and OREO increased to .35% at March 31, 2006 from .30% at December 31, 2005. Accruing loans and leases 90 days or more past due totaled $6.3 million at March 31, 2006 compared to $2.2 million at December 31, 2005.

Our nonperforming assets are summarized in the following table:

	March 31, 2006	December 31, 2005
	(dollars in thousands)

Nonaccrual loans and leases	$15,221	$13,420
Restructured loans and leases	133	133

Total nonperforming loans and leases	15,354	13,553
Other real estate owned (OREO)	804	554

Total nonperforming assets	$16,158	$14,107

Accruing loans and leases 90 days or more past due	$6,261	$2,237

Nonperforming loans and leases to total loans and leases	0.33%	0.29%
Nonperforming assets to total loans, leases and OREO	0.35	0.30
Nonperforming assets and accruing loans and leases 90 days or more
past due to total loans, leases and OREO	0.48	0.35

Reserve for Loan Losses.   At March 31, 2006, the reserve for loan losses was $57.6 million, an increase of $2.0 million, or 3.5%, from the balance of $55.6 million at December 31, 2005. The reserve for loan losses as a percentage of total loans and leases was 1.23% at March 31, 2006 compared to 1.20% at December 31, 2005.

Activity in the reserve for loan and lease losses for the following periods is shown in the following table:

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)

Balance at beginning of period	$55,628	$57,965
Charge-offs:
Commercial	125	165
Commercial real estate	39	—
Agricultural	2	13
Residential real estate	377	252
Consumer	454	470

Total charge-offs	997	900
Recoveries:
Commercial	233	102
Commercial real estate	3	316
Agricultural	—	6
Residential real estate	12	2
Consumer	166	135

Total recoveries	414	561

Net charge-offs	583	339
Provision for loan losses	2,539	3,279

Balance at end of period	$57,584	$60,905

Average loans and leases	$4,648,155	$4,568,704
Annualized net charge-offs to average loans and leases	0.05%	0.03%

Reserve for loan losses as a percentage of
period-end loans and leases	1.23%	1.30%

Securities.   Our investment portfolio, including available-for-sale securities and held-to-maturity securities, decreased slightly to $1.3 billion at March 31, 2006 from $1.4 billion at December 31, 2005. During the first quarter of 2006, we reinvested the majority of the $120.5 million in proceeds from matured and sold securities in obligations of state and political subdivisions and mortgage-backed securities. The remainder of the proceeds was used to fund loan growth.

Deposits.   Total deposits decreased to $4.8 billion at March 31, 2006 from $4.9 billion at December 31, 2005. Noninterest bearing deposits decreased $125.5 million or 14.1% to $767.2 million at March 31, 2006 from $892.6 million at December 31, 2005. This decrease is an annual seasonal occurrence. Interest bearing deposits decreased slightly and remained at $4.0 billion at March 31, 2006 and December 31, 2005. An increase in our time certificates of deposit of $42.7 million during the first quarter of 2006 from December 31, 2005 was offset by a decrease of $44.2 million in savings, NOW, money market and other interest-bearing checking deposits.

Short-Term Borrowings.   Short-term borrowings, which include federal funds and repurchase agreements (which generally mature within one to 60 days of the transaction date), treasury tax and loan notes (which generally mature within one to 30 days), Federal Home Loan Bank (“FHLB”) advances (which mature within one year), and advances under an unsecured revolving credit facility agreement, increased $48.3 million, or 6.6%, to $784.9 billion at March 31, 2006 from $736.6 million at December 31, 2005. The increased use of short-term borrowings as a funding source was the result of our seasonal decrease in deposits in the first three months of 2006.

Long-term debt.   At March 31, 2006, long-term debt consisted of senior notes, junior subordinated deferrable interest debentures, FHLB advances and installment promissory notes. The $19.0 million in senior notes are unsecured, bear interest at an annual rate of 8.47% and mature on November 1, 2006. The junior subordinated deferrable interest debentures were issued in 2001 in connection with the issuance by the Company of $76.5 million of mandatorily redeemable preferred securities in two separate transactions. In February 2001, the Company issued $16.5 million of 10.2% Capital Securities through Bremer Statutory Trust I (“BST”), and in May 2001, the Company issued $60.0 million of 9.0% Cumulative Capital Securities through Bremer Capital Trust I (“BCT”). The proceeds of both of these offerings, combined with the $2.4 million in proceeds from the sale by BST and BCT to the parent of their common securities, were invested by BST and BCT in junior subordinated deferrable interest debentures (“debentures”) of the parent company. The debentures mature no earlier than July 15, 2006 and no later than July 15, 2031. At March 31, 2006, the $76.5 million in Capital Securities qualified as Tier I capital under guidelines of the Federal Reserve Board.

The Company expects to issue additional junior subordinated debentures in June 2006 in connection with the planned issuance of $60 million of mandatorily redeemable preferred securities. The Company expects that these mandatorily redeemable preferred securities will be issued on a floating rate basis in a trust preferred pool transaction. The Company expects that the proceeds from this anticipated transaction will be used to retire the $60 million of 9.0% Cumulative Capital Securities issued through BCT in 2001. We have entered into a forward starting interest rate swap with a notional amount of $60 million and an effective date of June 1, 2006 to effectively convert the floating rate interest payments associated with the anticipated transaction to a fixed rate for ten years. At March 31, 2006, the estimated fair value of the interest rate swap was $2.4 million. This unrealized gain, which is recorded on the balance sheet in other assets, has been excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized.

FHLB advances were $223.5 million at March 31, 2006 and December 31, 2005. The installment promissory notes mature in 2007.

Capital Management.   The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board’s implementation of FDICIA defines “well-capitalized” institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. We have maintained our capital at the “well-capitalized” level in each of these categories in the past and expect to do so in the future. The capital ratios of the Subsidiary Banks in each of these categories met or exceeded the “well-capitalized” ratios as of March 31, 2006.

The following table compares our consolidated capital ratios with the minimum requirements for well-capitalized and adequately capitalized banks as of March 31, 2006:

			Minimum Requirements
	March 31, 2006	December 31, 2005	Well Capitalized	Adequately Capitalized

Tier I capital to risk-weighted assets	10.69%	10.49%	6.00%	4.00%
Total capital to risk-weighted assets	11.90	11.66	10.00	8.00
Tier I capital to average tangible assets	8.59	8.55	5.00	4.00

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

Our primary source of funding is through the acquisition and retention of funds in the local markets we serve. This in-market funding provides a historically stable source of funding. The combination of in-market funding and capital funded 85% of average total assets during the first three months of 2006. Although we prefer to fund the balance sheet with in-market funding sources, another source of liquidity is our ready access to regional and national wholesale funding markets, including FHLB advances, brokered deposits, and federal funds purchased. As of March 31, 2006, we had short term and long term borrowings from the FHLB in the total amount of $453.6 million. In order to secure those borrowings, we had pledged $2.0 billion in loan assets to the FHLB. In addition to the amounts borrowed as of March 31, 2006, we had the capacity to borrow an additional $538.6 million from the FHLB without the need to provide additional collateral. In the brokered deposit market, we maintain relationships with six major securities dealers that function as intermediaries between investors and banks in the national market for FDIC-insured time savings certificates. Our deposit balances at March 31, 2006 include $254.6 million acquired through these broker sources, and we have the capacity to add significant additional funding from these sources as needed. Our liquidity management program includes the use of a revolving securitization facility under which we are able to sell up to $200 million of eligible home equity loans to a commercial paper conduit. This facility was fully utilized at March 31, 2006. The terms of the revolving securitization facility agreement allow the company to sell additional loans to the commercial paper conduit each month to replace paid-off loans up to the maximum limit of $200 million. We sold an additional $31.9 million of loans to the conduit during the first quarter of 2006. As of March 31, 2006, we also had available $15.0 million of borrowing capacity under an unsecured credit facility. As of March 31, 2006, there were no advances outstanding under this facility. This credit facility is used primarily for contingency purposes.

Commitments and Contingencies.   There have been no material changes in our outstanding commitments and contingencies since those reported at December 31, 2005 in our Annual Report on Form 10-K for 2005.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2005 in the Annual Report on Form 10-K for 2005.

Item 4.   Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2006, of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). “Disclosure controls and procedures” include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated:	May 11, 2006	BREMER FINANCIAL CORPORATION

		By:	/s/ Stan K. Dardis

Stan K. Dardis President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Stuart F. Bradt

Stuart F. Bradt Controller (Chief Accounting Officer)

INDEX TO EXHIBITS

Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.