Form 10-Q
period 2006-06-30
BREMER FINANCIAL CORP
filed 2006-08-11
CIK 846616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelreated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 9, 2006, there were 1,200,000 shares of class A common stock and 10,800,000 shares of class B common stock outstanding.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(dollars in thousands, except per share amounts)

	Three months ended June 30,			Six months ended June 30,

	2006	2005	Change	2006	2005	Change

Operating Results:
Total interest income	$104,980	$87,436	20.1%	$203,983	$167,822	21.5%
Total interest expense	48,486	32,312	50.1	91,702	59,331	54.6

Net interest income	56,494	55,124	2.5	112,281	108,491	3.5
Provision for loan losses	2,530	2,430	4.1	5,069	5,709	(11.2)

Net interest income after provision for loan losses	53,964	52,694	2.4	107,212	102,782	4.3
Noninterest income	22,918	19,435	17.9	41,894	38,228	9.6
Noninterest expense	49,385	46,350	6.5	96,827	90,424	7.1

Income before income tax expense	27,497	25,779	6.7	52,279	50,586	3.3
Income tax expense	9,460	8,997	5.1	17,909	17,622	1.6

Net income	$18,037	$16,782	7.5%	$34,370	$32,964	4.3%

Net income per share – basic and diluted	$1.50	$1.40	7.5%	$2.86	$2.75	4.3%
Dividends paid per share	0.58	0.50	16.0	1.16	1.00	16.0

Tax equivalent net interest income	$59,140	$57,395	3.0%	$117,552	$112,962	4.1%
Net charge-offs (recoveries)	410	(133)	NM	993	206	NM

Selected Financial Ratios:
Return on average assets	1.11%	1.07%	0.04	1.07%	1.07%	—
Return on average equity (1)	13.0	13.0	—	12.6	12.9	(0.3)
Average equity to average assets (1)	8.55	8.22	0.33	8.54	8.27	0.27
Net interest margin (2)	3.86	3.86	—	3.88	3.88	—
Operating efficiency ratio (3)	60.2	60.3	(0.1)	60.7	59.8	0.9
Net charge-offs to average loans and leases	0.03	(0.01)	0.04	0.04	0.01	0.03

	June 30, 2006	June 30, 2005		December 31, 2005	Change

Balance Sheet Data:
Total assets	$6,638,952	$6,450,716	2.9%	$6,555,895	1.3%
Securities (4)	1,382,101	1,224,643	12.9	1,374,065	0.6
Loans and leases (5)	4,803,490	4,831,149	(0.6)	4,639,766	3.5
Total deposits	4,745,397	4,471,391	6.1	4,878,352	(2.7)
Short-term borrowings	878,622	1,026,558	(14.4)	736,560	19.3
Long-term debt	370,642	369,246	0.4	322,016	15.1
Redeemable class A common stock	44,605	41,998	6.2	43,730	2.0
Shareholders’ equity	512,962	482,985	6.2	502,904	2.0
Per share book value of common stock	46.46	43.75	6.2	45.55	2.0

Asset Quality:
Reserve for loan losses	$59,704	$63,468	(5.9)%	$55,628	7.3%
Nonperforming assets	19,733	12,403	59.1	14,107	39.9
Nonperforming assets to total loans, leases
and OREO	0.41%	0.26%	0.15	0.30%	0.11
Reserve for loan losses to total loans and leases	1.24	1.31	(0.07)	1.20	0.04

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

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
SUMMARY BALANCE SHEET AND INCOME STATEMENT
(dollars in thousands)

	Three months ended June 30,				Six months ended June 30,

	2006		2005		2006		2005

	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)	Average Balance	Average Rate/ Yield (1)

Summary Average Balance Sheet:
Total loans and leases (2)	$4,735,695	7.64%	$4,724,911	6.56%	$4,692,167	7.52%	$4,647,239	6.42%
Total securities (3)	1,372,220	4.89	1,215,262	4.06	1,374,934	4.83	1,208,445	4.04
Total other earning assets	40,678	6.64	17,825	2.50	38,822	6.54	17,911	2.07

Total interest earning assets (4)	$6,148,593	7.02%	$5,957,998	6.04%	$6,105,923	6.91%	$5,873,595	5.92%
Total noninterest earning assets	353,487		348,313		359,484	0000	350,829

Total assets	$6,502,080		$6,306,311		$6,465,407		$6,224,424

Noninterest bearing deposits	$764,666		$773,957		$769,017		$769,169
Interest bearing deposits	3,985,563	3.47%	3,624,484	2.24%	3,966,852	3.32%	3,535,448	2.08%
Short-term borrowings	781,688	4.50	965,913	2.69	768,376	4.27	977,916	2.43
Long-term debt	332,541	6.30	369,449	6.04	327,306	6.30	370,180	6.05

Total interest bearing liabilities	$5,099,792	3.81%	$4,959,846	2.61%	$5,062,534	3.65%	$4,883,544	2.45%
Other noninterest bearing liabilities	81,236		54,263		81,606		56,974
Minority interest	150		150		150		150
Redeemable class A common stock	44,499		41,448		44,168		41,167
Shareholders’ equity	511,737		476,647		507,932		473,420

Total liabilities and equity	$6,502,080		$6,306,311		$6,465,407		$6,224,424

	Three months ended June 30,				Six months ended June 30,

	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change

Summary Income Statement:
Total interest income	$104,980	$87,436	$17,544	20.1%	$203,983	$167,822	$36,161	21.5%
Total interest expense	48,486	32,312	16,174	50.1	91,702	59,331	32,371	54.6

Net interest income	56,494	55,124	1,370	2.5	112,281	108,491	3,790	3.5
Provision for loan losses	2,530	2,430	100	4.1	5,069	5,709	(640)	(11.	2)

Net interest income after provision for loan losses	53,964	52,694	1,270	2.4	107,212	102,782	4,430	4.3
Service charges	8,414	7,674	740	9.6	16,032	14,977	1,055	7.0
Insurance	2,391	2,175	216	9.9	5,445	5,446	(1)	(0.0)
Investment management and trust fees	2,936	2,882	54	1.9	6,016	5,729	287	5.0
Brokerage	1,782	1,860	(78)	(4.2)	3,397	3,444	(47)	(1.4)
Gain on sale of loans	4,770	3,304	1,466	44.4	6,929	5,329	1,600	30.0
Loss on sale of securities	—	—	—	NM	(505)	—	(505)	NM
Other	2,625	1,540	1,085	70.5	4,580	3,303	1,277	38.7

Total noninterest income	22,918	19,435	3,483	17.9	41,894	38,228	3,666	9.6
Salaries and wages	23,325	21,892	1,433	6.5	45,864	42,408	3,456	8.1
Employee benefits	6,999	6,258	741	11.8	13,917	12,917	1,000	7.7
Occupancy	3,225	3,066	159	5.2	6,535	6,312	223	3.5
Furniture and equipment	2,947	2,915	32	1.1	6,000	5,797	203	3.5
Data processing fees	2,921	2,849	72	2.5	5,703	5,576	127	2.3
FDIC premiums and examination fees	493	445	48	10.8	997	951	46	4.8
Amortization of intangibles	613	650	(37)	(5.7)	1,226	1,300	(74)	(5.7)
Other	8,862	8,275	587	7.1	16,585	15,163	1,422	9.4

Total noninterest expense	49,385	46,350	3,035	6.5	96,827	90,424	6,403	7.1

Income before income tax expense	27,497	25,779	1,718	6.7	52,279	50,586	1,693	3.3
Income tax expense	9,460	8,997	463	5.1	17,909	17,622	287	1.6

Net income	$18,037	$16,782	$1,255	7.5%	$34,370	$32,964	$1,406	4.3%

_________________
(1)

Calculation is based on interest income including $2,646 and $2,271 for the three months ended June 30, 2006 and June 30, 2005 and $5,271 and $4,471 for the six months ended June 30, 2006 and June 30, 2005 to adjust to a fully taxable basis using the federal statutory rate of 35%.

(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on securities available-for-sale.
(4)	Before deducting the reserve for loan losses.

BREMER FINANCIAL CORPORATION

FORM 10-Q

QUARTER ENDED JUNE 30, 2006

INDEX

			Page

PART I –	FINANCIAL INFORMATION

	Item 1.	Financial Statements.	3

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	29

	Item 4.	Controls and Procedures.	29

PART II –	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders.	30

	Item 6.	Exhibits.	30

	Signatures		31

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

	Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.
	Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

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

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	June 30, 2006	December 31, 2005

Assets
Cash and due from banks	$214,026	$313,613
Investment securities available-for-sale
(cost: 06/30/06 - $1,166,343; 12/31/05 - $1,138,538)	1,133,335	1,125,532
Investment securities held-to-maturity
(fair value: 06/30/06 - $247,597; 12/31/05 - $251,628)	248,766	248,533
Loans and leases	4,803,490	4,639,766
Reserve for loan losses	(59,704)	(55,628)

Net loans and leases	4,743,786	4,584,138
Interest receivable	44,894	45,476
Premises and equipment, net	90,305	88,487
Other intangibles	10,714	12,203
Other assets	68,900	53,687
Goodwill	84,226	84,226

Total assets	$6,638,952	$6,555,895

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$788,868	$892,624
Interest bearing deposits	3,956,529	3,985,728

Total deposits	4,745,397	4,878,352
Federal funds purchased and repurchase agreements	550,653	524,449
Other short-term borrowings	327,969	212,111
Long-term debt	370,642	322,016
Accrued expenses and other liabilities	86,574	72,183

Total liabilities	6,081,235	6,009,111
Minority interests	150	150
Redeemable class A common stock, 960,000 shares
issued and outstanding	44,605	43,730
Shareholders’ equity
Common stock
Class A, no par, 12,000,000 shares authorized;
240,000 shares issued and outstanding	57	57
Class B, no par, 10,800,000 shares authorized,
issued and outstanding	2,562	2,562
Retained earnings	526,517	507,704
Accumulated other comprehensive loss	(16,174)	(7,419)

Total shareholders’ equity	512,962	502,904

Total liabilities and shareholders’ equity	$6,638,952	$6,555,895

See notes to condensed consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Interest income
Loans and leases, including fees	$89,003	$76,193	$172,632	$145,781
Securities	15,304	11,132	30,092	21,857
Federal funds sold	281	95	473	152
Other	392	16	786	32

Total interest income	104,980	87,436	203,983	167,822
Interest expense
Deposits	34,495	20,280	65,222	36,435
Federal funds purchased and repurchase agreements	6,089	3,199	11,221	5,644
Other short-term borrowings	2,676	3,268	5,030	6,137
Long-term debt	5,226	5,565	10,229	11,115

Total interest expense	48,486	32,312	91,702	59,331

Net interest income	56,494	55,124	112,281	108,491
Provision for loan losses	2,530	2,430	5,069	5,709

Net interest income after provision for loan losses	53,964	52,694	107,212	102,782
Noninterest income
Service charges	8,414	7,674	16,032	14,977
Insurance	2,391	2,175	5,445	5,446
Investment management and trust fees	2,936	2,882	6,016	5,729
Brokerage	1,782	1,860	3,397	3,444
Gain on sale of loans	4,770	3,304	6,929	5,329
Loss on sale of securities	—	—	(505)	—
Other	2,625	1,540	4,580	3,303

Total noninterest income	22,918	19,435	41,894	38,228
Noninterest expense
Salaries and wages	23,325	21,892	45,864	42,408
Employee benefits	6,999	6,258	13,917	12,917
Occupancy	3,225	3,066	6,535	6,312
Furniture and equipment	2,947	2,915	6,000	5,797
Data processing fees	2,921	2,849	5,703	5,576
FDIC premiums and examination fees	493	445	997	951
Amortization of intangibles	613	650	1,226	1,300
Other	8,862	8,275	16,585	15,163

Total noninterest expense	49,385	46,350	96,827	90,424

Income before income tax expense	27,497	25,779	52,279	50,586
Income tax expense	9,460	8,997	17,909	17,622

Net income	$18,037	$16,782	$34,370	$32,964

Per common share amounts:
Net income-basic and diluted	$1.50	$1.40	$2.86	$2.75
Dividends paid	0.58	0.50	1.16	1.00

See notes to condensed consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Accumulated Other Comprehensive	Comprehensive	Retained
	Class A	Class B	Income (Loss)	Income	Earnings	Total

For the Six Months ended June 30, 2005

Balance, December 31, 2004	$57	$2,562	$(3,161)		$464,398	$463,856

Comprehensive income
Net income				32,964	32,964	32,964
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale:
Unrealized holding gains arising during the period, net of tax of $555			833	833
Net unrealized losses on derivatives and hedging activities:
Unrealized holding losses arising during the period, net of tax of $670			(1,004)	(1,004)

Other comprehensive loss			(171)	(171)		(171)

Comprehensive income				32,793

Dividends, $1.00 per share					(12,000)	(12,000)
Allocation of net income and other comprehensive income in excess of
dividends to redeemable class A common stock			14		(1,678)	(1,664)

Balance, June 30, 2005	$57	$2,562	$(3,318)		$483,684	$482,985

For the Six Months ended June 30, 2006

Balance, December 31, 2005	57	2,562	(7,419)		507,704	502,904
Comprehensive income
Net income				34,370	34,370	34,370
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale and other retained interests:
Unrealized holding losses arising during the period, net of tax of $8,047			(12,069)	(12,069)
Less: Reclassified adjustment for losses included in income
net of tax of $(202)			303	303
Net unrealized gains on derivatives and hedging activities:
Unrealized holding gains arising during the period, net of tax of $1,499			2,249	2,249

Other comprehensive loss			(9,517)	(9,517)		(9,517)

Comprehensive income				$24,853

Dividends, $1.16 per share					(13,920)	(13,920)
Allocation of net income and other comprehensive income in excess of
dividends to redeemable class A common stock			762		(1,637)	(875)

Balance, June 30, 2006	$57	$2,562	$(16,174)		$526,517	$512,962

See notes to condensed consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended June 30,

	2006	2005

Cash flows from operating activities
Net income	$34,370	$32,964
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	5,069	5,709
Depreciation and amortization	7,616	8,232
Loss on sale of securities	505	—
Other assets and liabilities, net	10,165	(2,079)
Gain on sale of loans	(6,929)	(5,329)
Proceeds from sales of loans originated for sale	204,187	198,451
Loans originated for sale	(194,235)	(199,238)

Net cash provided by operating activities	60,748	38,710
Cash flows from investing activities
Purchases of available-for-sale investment securities	(221,755)	(198,634)
Purchases of held-to-maturity securities	(11,069)	(24,358)
Proceeds from maturities of available-for-sale investment securities	147,949	178,764
Proceeds from maturities of held-to-maturity securities	10,886	11,076
Proceeds from sales of available-for-sale investment securities	44,024	1,075
Proceeds from sales of other real estate owned	342	1,753
Loans and leases, net	(167,740)	(283,246)
Purchase of premises and equipment	(6,785)	(6,173)

Net cash used in investing activities	(204,148)	(319,743)
Cash flows from financing activities
Noninterest bearing deposits, net	(103,756)	(22,290)
Savings, NOW and money market accounts, net	(47,760)	(70,911)
Certificates of deposits, net	18,561	354,496
Federal funds purchased and repurchase agreements,net	26,204	13,399
Other short-term borrowings, net	115,858	24,702
Proceeds from issuance of long-term debt	61,856	—
Repayments of long-term debt	(13,230)	(11,454)
Common stock dividends paid	(13,920)	(12,000)

Net cash provided by financing activities	43,813	275,942

Net decrease in cash and due from banks	(99,587)	(5,091)
Cash and due from banks at beginning of period	313,613	203,930

Cash and due from banks at end of period	$214,026	$198,839

Supplemental disclosures of cash flow information
Cash paid for interest	$87,584	$55,618
Cash paid for income taxes	21,212	21,526

See notes to condensed consolidated financial statements.

BREMER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months ended June 30, 2006 and 2005 (unaudited)

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

Recent Accounting Pronouncements

On July 13, 2006, Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

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

Note E:   Securities

Investment securities classified as held-to-maturity are valued at amortized historical cost. Investment securities classified as available-for-sale are valued at fair value. Unrealized holding gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. A portion of the unrealized holding gains and losses is allocated to redeemable class A common stock. Gains or losses on available-for-sale investment securities are computed based on the amortized cost of the specific securities when sold. Management periodically evaluates investment securities for other-than-temporary declines in fair value. There were no investment securities which management identified to be other-than-temporarily impaired for the period ended June 30, 2006.

The following table provides the gross unrealized losses and fair value, aggregated by investment category, and the length of time the individual securities have been in a continuous unrealized loss position at June 30:

	2006

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. Treasury securities	$307	$4	$—	$—	$307	$4
Obligations of U.S. government agencies	79,866	614	21,327	643	101,193	1,257
Obligations of state
and political subdivisions	113,695	3,197	11,296	560	124,991	3,757
Mortgage-backed securities	602,365	18,745	371,822	13,138	974,187	31,883
Other securities	97	3	—	—	97	3

Total	$796,330	$22,563	$404,445	$14,341	$1,200,775	$36,904

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

The Company pledges certain investment securities as collateral to secure public deposits and for other purposes.

Note F.   Loan Securitizations

In September 2005, the Company transferred home equity loans with principal balances of $229.9 million to a special interest trust in a securitization transaction. In September 2005, $200 million of the seller’s interest in these loans was subsequently sold to a commercial paper conduit, and the Company sells additional amounts of the seller’s interest to the commercial paper conduit each month under the terms of a revolving securitization facility agreement. Under the terms of this agreement, which matures on August 23, 2006, the Company may sell on a revolving basis up to $200 million in eligible loans, subject to the maintenance of certain covenants regarding the performance of the loan pool. The Company is presently negotiating the extension of this facility for an additional one year term and expects to reduce the maximum level of loans that may be sold on a revolving basis from $200 million to $175 million upon renewal. At June 30, 2006, the Company was in compliance with all applicable covenants. In January 2006, the Company transferred additional home equity loans with principal balances of $35.0 million to the special interest trust in connection with the use of this facility. The Company continues to service all of the loans transferred to the special interest trust. These transactions have been accounted for as sales under Statement of Financial Accounting Standards (“SFAS”) No. 140, and a gain on sale of loans of $1.8 million was recognized during the three months ended June 30, 2006. On a year to date basis in 2006, $1.9 million was recognized in connection with these transactions. At June 30, 2006, the Company had retained interests from securitizations of $16.8 million, including a $3.7 million seller’s interest in loans, a $7.5 million interest-only strip, and a $5.6 million cash reserve account.

Key economic assumptions used in measuring the retained interests were as follows (rate per annum):

At June 30, 2006 valuation date

Prepayment speed (CPR)	50.90%
Expected credit losses	0.30
Weighted average life (in months)	13.9
Discount rates:
Interest-only strip	13.00%
Cash reserve account	9.00

Cash flows received during the first six months of 2006 from securitization activities were as follows:

Six Months Ended June 30, 2006

(in millions)
Proceeds from collections reinvested in revolving-period securitization	$69.6
Servicing fees received	0.5
Other cash flows received on retained interests	8.9

There were no cash flows from securitization activities during the comparable six month period in 2005.

The following table presents information with respect to securitized loans and other loans that are managed with them.

	Balance	Loans Past Due 90 Days	Loan Losses, Net	2006 Average Balances

	(in millions)
Total Residential Real Estate Loans
Managed or Securitized	$944,968	$9,417	$528	$944,240
Less: Loans Securitized	195,276	1,190	98	200,313

Loans Held in Portfolio	$749,692	$8,227	$430	$743,927

Note G:   Reserve for Loan Losses

At June 30, 2006, the reserve for loan losses was $59.7 million, an increase of $4.1 million or 7.3% from the balance of $55.6 million at December 31, 2005. The changes in the loan reserve are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(dollars in thousands)

Balance at beginning of period	$57,584	$60,905	$55,628	$57,965
Charge-offs:
Commercial	261	116	386	281
Commercial real estate	590	25	629	25
Agricultural	79	—	81	13
Residential real estate	150	137	527	389
Consumer	451	523	905	993

Total charge-offs	1,531	801	2,528	1,701
Recoveries:
Commercial	871	740	1,104	842
Commercial real estate	4	1	7	317
Agricultural	21	6	21	12
Residential real estate	85	10	97	12
Consumer	140	177	306	312

Total recoveries	1,121	934	1,535	1,495

Net charge-offs	410	(133)	993	206
Provision for loan losses	2,530	2,430	5,069	5,709

Balance at end of period	$59,704	$63,468	$59,704	$63,468

Average loans and leases	$4,735,695	$4,724,911	$4,692,167	$4,647,239

Annualized net charge-offs to average loans and leases	0.03%	(0.01)%	0.04%	0.01%

Reserve for loan losses as a percentage of:
Period-end loans and leases	1.24%	1.31%

Note H:   Redeemable Class A Common Stock

At June 30, 2006, 960,000 shares of redeemable class A stock were issued and outstanding, which were subject to redemption at a price of $46.46 per share, approximating book value. These shares are owned by employees and directors of the Company and its subsidiaries and the employee benefit plans of the Company. The employee holders of class A common stock have the right to require the Company to purchase their shares upon their deaths, permanent disabilities or retirements, while the Company has the option to purchase the shares from holders upon the occurrence of certain events, which include death, retirement or termination of the employee’s employment. It is the Company’s intent that these 960,000 shares will continue to be held by employees, directors, and employee benefit plans of the Company and its subsidiaries and not be directly purchased by the Company or the Foundation. During the period from January 1, 2006 through June 30, 2006, the Company did not directly purchase any shares of class A common stock but assigned to various parties its options that arose during that period to purchase a total of 76,107.8609 shares. These options were assigned to the Bremer Financial Corporation Employee Stock Ownership Plan (“ESOP”) (5,552.4499 shares), the Bremer Banks 401(k) Plan (“401(k)”) (60,580.4110 shares), and executives and directors under the Executive Stock Purchase Plan (9,975.0000 shares). To the Company’s knowledge, shares purchased by these parties upon exercise of these assigned options were the only transfers of shares of class A common stock effected during the period from January 1, 2006 through June 30, 2006.

Note I:   Goodwill and Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles, and other intangibles. The remaining unamortized balances at June 30, 2006 and December 31, 2005 were $94.9 million and $96.4 million. The core deposit and other intangibles have remaining amortization lives of four to six years. Goodwill is not amortized but is tested regularly for impairment. Management performed its annual impairment test on its goodwill assets in December 2005. No impairment loss was recorded as a result of that test, and no events or changes in circumstances have occurred since that test that would indicate that assets might be impaired.

The following table presents relevant information about the Company’s amortized intangible assets:

	As of June 30, 2006			As of December 31, 2005

	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Core deposit premium	$21,313	$12,892	$8,421	$21,313	$11,838	$9,475
Mortgage servicing rights (1)	2,897	2,140	757	2,897	1,877	1,020
Other	4,294	2,758	1,536	4,294	2,586	1,708

Total	$28,504	$17,790	$10,714	$28,504	$16,301	$12,203

______________________

(1)   Accumulated amortization of mortgage servicing rights includes the related valuation allowance of $90 thousand in 2005.

The Company recorded aggregate intangible amortization expense of $1.2 million for the six-month period ended June 30, 2006 and $1.3 million for the six-month period ended June 30, 2005. The estimated amortization expense for each of the next five years is approximately $2.1 million.

Goodwill was $84.2 million at June 30, 2006 and December 31, 2005.

Note J:   Employee Benefit Plans

Pension benefit plans - The Company maintains the Bremer Retirement Plan (“Pension Plan”), which is a qualified defined benefit pension plan designed to provide retirement benefits to substantially all of the employees of the Company and its subsidiaries. In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”). The Pension Plan and the SERP constitute the Company’s “Pension Benefit Plans.”

Other postretirement benefits - The Company provides certain retiree health care benefits relating primarily to medical insurance co-payments to retired employees between the ages of 55 and 65. The Company accrues the cost of these benefits during the employees’ active service.

Net benefit plan expense for the above plans as actuarially determined for the six months ended June 30, 2006 and 2005 included the following components:

	For the Three Months Ended				For the Six Months Ended

	June 30,				June 30,

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits

	2006	2005	2006	2005	2006	2005	2006	2005

	(in thousands)
Service cost	$1,070	$980	$104	$156	$2,139	$1,960	$207	$313
Interest cost	1,095	996	75	99	2,189	1,993	150	198
Expected return on assets	(1,615)	(1,359)	—	—	(3,228)	(2,719)	—	—
Prior service cost amortization	(35)	4	(47)	(3)	(71)	8	(93)	(6)
Net loss/(gain) amortization	256	271	12	20	513	542	25	39

Net periodic benefit cost	$771	$892	$144	$272	$1,542	$1,784	$289	$544

The Company expects to contribute approximately $4.6 million to the retirement and postretirement plans in 2006. No contributions were made to these plans during the six months ended June 30, 2006.

Note K:   Off-Balance Sheet Commitments, Contingencies and Contractual Obligations

The Company utilizes various off-balance sheet instruments to satisfy the financing needs of customers. These instruments represent contractual obligations of the Company to provide funding, within a specified time period, to a customer. The following table represents the outstanding obligations:

	June 30, 2006	December 31, 2005

	(in thousands)

Standby letters of credit	$47,930	$49,413
Commercial letters of credit	65,642	53,878
Loan commitments	1,699,890	1,664,169

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

The Company enters into contractual obligations in the ordinary course of business, including long-term debt issuance for the funding of operations and leases for premises and equipment. There have been no significant changes to the contractual obligations reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 except for the debt issuance as described in Note M of the Notes to Condensed Consolidated Financial Statements and the subsequent events as described in Note N of the Notes to Condensed Consolidated Financial Statements.

Note L:   Derivative Instruments

The Company occasionally enters into derivative transactions to manage its interest rate risk. The Company has entered into an interest rate swap in the notional amount of $60 million in connection with the issuance on June 1, 2006 of a like amount of floating rate junior subordinated debentures. The interest rate swap converted the floating rate interest payments on the debentures to a fixed rate for 10 years. This derivative instrument qualifies for hedge accounting as a “cash flow” hedge, which is a hedge of the variability of the cash flows to be received or paid related to a recognized asset or liability or a forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in other comprehensive income until income or expense from the cash flows of the hedged item is recognized. At June 30, 2006, the estimated fair value of the interest rate swap was $4.1 million. This unrealized gain, which is recorded on the balance sheet in other assets, has been excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized.

Note M:   Long-term debt

In June 2006, the Company issued $60.0 million of mandatorily redeemable preferred securities in a private placement transaction through Bremer Statutory Trust II (“BSTII”). The proceeds of this offering, combined with the proceeds from the sale by BSTII to the parent of its common securities, were invested by BSTII in $61.9 million in debentures of the parent company. These capital securities and the related debentures bear interest at a floating rate of three-month LIBOR plus 1.60%, or 6.83% at June 30, 2006. The Company has entered into an interest rate swap in the notional amount of $60 million that effectively converts this obligation to a fixed rate of 6.44% for ten years. These debentures mature no earlier than June 1, 2011 and no later than June 1, 2036. The proceeds from this issue were used to retire $60 million of 9.0% Cumulative Capital Securities issued through Bremer Capital Trust I (“BCT”) in 2001.

Note N:   Subsequent Events

On July 17, 2006, the Company called for redemption $60.0 million of 9.0% Cumulative Capital Securities and the debentures related to them which were issued in May 2001 through BCT. The Company recorded a one-time charge of approximately $1.9 million, before-tax, in the third quarter of 2006 to write off unamortized issuance costs in connection with the early redemption of these Cumulative Capital Securities.

Subsequent to the call for redemption of the 9.0% Cumulative Capital Securities in July 2006, the Company is no longer required to be registered under the Securities Exchange Act of 1934 (“Exchange Act”). The Company plans to file a Form 15 with the SEC on or about August 15, 2006, terminating its registration under the Securities Exchange Act of 1934. Upon filing the Form 15, the Company will no longer be required to file periodic and other reports under the Exchange Act.

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

Investment Securities. Investments in marketable equity and debt securities are classified into three categories – held-to-maturity, available-for-sale, or trading – pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of June 30, 2006, no investments were classified as trading securities. Held-to-maturity securities, which are valued at amortized historical cost, represent investments for which we have the ability and intent to hold to maturity and that may be sold under only very limited circumstances. We currently classify our investments in certain municipal bond obligations and certain U.S. government agency obligations as held-to-maturity securities. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. A portion of the unrealized holding gains and losses is allocated to redeemable class A common stock. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

Management periodically evaluates investment securities for other than temporary declines in fair value. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other than temporary are written down to current market value and included in earnings as realized losses in the period the securities are deemed to be impaired. The initial indicator of impairment is a sustained decline in market price below the amount recorded for the investment. We consider the length of time and the extent to which market value has been less than cost, the cause of the price decline, the extent to which the price decline is due to the general level of interest rates or other issuer specific factors, the issuer’s financial condition and ability to make future payments in a timely manner, and our investment horizon. Our analysis as of June 30, 2006 indicates that our unrealized losses were caused by market interest rate increases. We intend to hold these investments until a recovery of fair value, which may be at maturity, and, as a result, there were no investment securities which management identified to be other-than-temporarily impaired for the period ended June 30, 2006. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

Goodwill and Other Intangible Assets. SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, SFAS No. 147, “Acquisitions of Certain Financial Institutions,” establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At June 30, 2006, we had $84.2 million of goodwill, which is not subject to periodic amortization, and $10.7 million in other intangible assets, which is subject to periodic amortization. The largest component of our other intangible assets at June 30, 2006 was core deposit premiums at $8.4 million. The core deposit premiums are being amortized over an estimated deposit life of 10 years from the date of acquisition. Other intangibles are being amortized on the basis of estimated remaining life.

We performed the annual impairment tests on our goodwill and other intangible assets, excluding mortgage-servicing rights (“MSRs”), in December 2005. No events or changes in circumstances have occurred since those tests that would indicate that such assets might be impaired, and we have concluded that the recorded values of goodwill and the other intangible assets were not impaired as of June 30, 2006. We evaluate our MSRs on a quarterly basis for possible impairment based on the difference between the carrying amount and current estimated fair value under SFAS No. 140. At June 30, 2006, we determined that no impairment existed as a result of this valuation.

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

Overview

Earnings. We reported net income of $18.0 million, or $1.50 in basic and diluted earnings per share, for the second quarter of 2006. This compares to $16.8 million, or $1.40 in basic and diluted earnings per share, in the second quarter of 2005. On a year-to-date basis through June 30, 2006, net income was $34.4 million, compared to $33.0 million earned in the first six months of 2004. Return on average equity was 13.0% for both the second quarter of 2006 and the second quarter of 2005. On a year-to-date basis, through June 30, 2006, we reported a return on average equity of 12.6%, compared to 12.9% in the first six months of 2005. Return on average assets increased to 1.11% for the quarter ended June 30, 2006 from 1.07% for the quarter ended June 30, 2005 and remained at 1.07% for the two six-month periods ended June 30, 2006 and June 30, 2005.

Results of Operations

Net Interest Income. Net interest income for the second quarter of 2006 was $56.5 million, an increase of $1.4 million or 2.5% from the $55.1 million reported for the same period a year ago. Our net interest margin was 3.86% for the quarters ended June 30, 2006 and June 30, 2005. On a year-to-date basis, our net interest income increased $3.8 million or 3.5% to $112.3 million in 2006 from $108.5 million in 2005, while our net interest margin was 3.88% for the six-month periods ended June 30, 2006 and June 30, 2005. Our net interest margin has remained relatively flat as short-term interest rates have risen during the past year and higher yields on earning assets have been offset by higher interest costs for deposits and borrowings.

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities and the total dollar amounts of interest income from interest-bearing assets and interest expense on interest-bearing liabilities. In addition, the tables show resultant yields or costs, net interest income, net interest spread, and net interest margin:

	For the Three Months Ended June 30,
	(unaudited)
	2006			2005
	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield
	(dollars in thousands)
Assets
Loans and Leases (2)
Commercial and other	$1,112,618	$21,433	7.73%	$1,063,208	$16,735	6.31%
Commercial real estate	1,792,919	32,986	7.38	1,680,492	27,261	6.51
Agricultural	526,149	10,538	8.03	483,410	8,062	6.69
Residential real estate	775,166	15,157	7.84	962,433	16,008	6.67
Consumer	338,566	6,522	7.73	365,034	6,036	6.63
Tax-exempt	190,277	3,599	7.59	170,334	3,178	7.48

Total Loans and Leases	4,735,695	90,235	7.64	4,724,911	77,280	6.56
Reserve for loan losses	(59,221)			(62,778)

Net Loans and Leases	4,676,474			4,662,133
Securities (3)
Taxable	1,129,352	12,584	4.47	1,018,268	8,858	3.49
Tax-exempt	242,868	4,134	6.83	196,994	3,458	7.04

Total Securities	1,372,220	16,718	4.89	1,215,262	12,316	4.06
Federal funds sold	23,061	281	4.89	13,414	95	2.84
Other earning assets	17,617	392	8.92	4,411	16	1.45

Total Earning Assets (4)	$6,148,593	$107,626	7.02%	$5,957,998	$89,707	6.04%
Cash and due from banks	155,055			159,404
Other non interest earning assets	257,653			251,687

Total Assets	$6,502,080			$6,306,311

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$764,666			$773,957
Interest bearing deposits
Savings and NOW accounts	486,095	$1,385	1.14%	491,409	$798	0.65%
Other interest bearing checking	265,244	603	0.91	269,739	263	0.39
Money market savings	1,371,697	13,338	3.90	1,377,422	7,435	2.17
Savings certificates	1,102,230	10,919	3.97	935,138	7,055	3.03
Certificates over $100,000	760,297	8,250	4.35	550,776	4,729	3.44

Total Interest Bearing Deposits	3,985,563	34,495	3.47	3,624,484	20,280	2.24

Total Deposits	4,750,229			4,398,441
Short-term borrowings	781,688	8,765	4.50	965,913	6,467	2.69
Long-term debt	332,541	5,226	6.30	369,449	5,565	6.04

Total Interest Bearing Liabilities	$5,099,792	$48,486	3.81%	$4,959,846	32,312	2.61%
Other noninterest bearing liabilities	81,236			54,263

Total Liabilities	5,945,694			5,788,066
Minority Interest	150			150
Redeemable Class A Common Stock	44,499			41,448
Shareholders’ equity	511,737			476,647

Total Liabilities and Equity	$6,502,080			$6,306,311

Net interest income		$59,140			$57,395

Net interest spread			3.21%			3.43%
Net interest margin			3.86%			3.86%
_________________
(1)	Interest income includes $2,646 in 2006 and $2,271 in 2005 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on available-for-sale securities.
(4)	Before deducting the reserve for loan losses.

	For the Six Months Ended June 30,
	(unaudited)
	2006			2005
	Average Balance	Interest (1)	Average Rate/ Yield	Average Balance	Interest (1)	Average Rate/ Yield
	(dollars in thousands)
Assets
Loans and Leases (2)
Commercial and other	$1,091,388	$40,988	7.57%	$1,039,600	$31,711	6.15%
Commercial real estate	1,771,573	64,034	7.29	1,642,657	52,132	6.40
Agricultural	514,297	19,872	7.79	474,245	15,208	6.47
Residential real estate	776,880	29,964	7.78	951,672	30,643	6.49
Consumer	348,716	13,069	7.56	369,862	11,961	6.52
Tax-exempt	189,313	7,153	7.62	169,203	6,271	7.47

Total Loans and Leases	4,692,167	175,080	7.52	4,647,239	147,926	6.42
Reserve for loan losses	(58,290)			(61,134)

Net Loans and Leases	4,633,877			4,586,105
Securities (3)
Taxable	1,131,921	24,661	4.39	1,014,648	17,386	3.46
Tax-exempt	243,013	8,254	6.85	193,797	6,797	7.07

Total Securities	1,374,934	32,915	4.83	1,208,445	24,183	4.04
Federal funds sold	21,337	473	4.47	13,508	152	2.27
Other earning assets	17,485	786	9.07	4,403	32	1.47

Total Earning Assets (4)	$6,105,923	$209,254	6.91%	$5,873,595	$172,293	5.92%
Cash and due from banks	160,402			156,124
Other non interest earning assets	257,372			255,839

Total Assets	$6,465,407			$6,224,424

Liabilities and Shareholders’ Equity
Noninterest bearing deposits	$769,017			$769,169
Interest bearing deposits
Savings and NOW accounts	495,526	$2,646	1.08%	496,024	$1,467	0.60%
Other interest bearing checking	265,218	1,009	0.77	273,810	485	0.36
Money market savings	1,355,829	24,749	3.68	1,385,409	13,634	1.98
Savings certificates	1,091,235	20,836	3.85	917,359	13,355	2.94
Certificates over $100,000	759,044	15,982	4.25	462,846	7,494	3.27

Total Interest Bearing Deposits	3,966,82	65,222	3.32	3,535,448	36,435	2.08

Total Deposits	4,735,869			4,304,617
Short-term borrowings	768,376	16,251	4.27	977,916	11,781	2.43
Long-term debt	327,306	10,229	6.30	370,180	11,115	6.05

Total Interest Bearing Liabilities	$5,062,534	$91,702	3.65%	$4,883,544	$59,331	2.45%
Other noninterest bearing liabilities	81,606			56,974

Total Liabilities	5,913,157			5,709,687
Minority Interest	150			150
Redeemable Class A Common Stock	44,168			41,167
Shareholders’ equity	507,932			473,420

Total Liabilities and Equity	$6,465,407			$6,224,424

Net interest income		$117,552			$112,962

Net interest spread			3.26%			3.47%
Net interest margin			3.88%			3.88%
_________________
(1)	Interest income includes $5,271 in 2006 and $4,471 in 2005 to adjust to a fully taxable basis using the federal statutory rate of 35%.
(2)	Net of unearned discount and includes nonaccrual loans and leases.
(3)	Excluding net unrealized gain (loss) on available-for-sale securities.
(4)	Before deducting the reserve for loan losses.

The following table illustrates, on a tax-equivalent basis, for the periods indicated, the changes in our net interest income due to changes in volume and changes in interest rates. Changes in net interest income other than those due to volume have been included in changes due to rate:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006 vs. 2005			2006 vs. 2005
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans and leases (1)	$176	$12,779	$12,955	$1,431	$25,723	$27,154
Taxable securities	967	2,759	3,726	2,010	5,265	7,275
Tax-exempt securities (1)	805	(129)	676	1,726	(269)	1,457
Federal funds sold	68	118	186	88	233	321
Other interest earning assets	48	328	376	95	659	754

Total interest earning assets	$2,064	$15,855	$17,919	$5,350	$31,611	$36,961

Interest bearing liabilities:
Savings and NOW accounts	$(6)	$593	$587	$(26)	$1,205	$1,179
Money market and other interest-bearing checking	(56)	6,299	6,243	(253)	11,892	11,639
Savings certificates	2,987	4,398	7,385	7,100	8,869	15,969
Short-term borrowings	(1,233)	3,531	2,298	(2,524)	6,994	4,470
Long-term debt	(556)	217	(339)	(1,287)	401	(886)

Total interest-bearing liabilities	1,136	15,038	16,174	3,010	29,361	32,371

Change in net interest income	$928	$817	$1,745	$2,340	$2,250	$4,590

_________________
(1)

Interest income includes $2,646 and $2,271 for the three months ended June 30, 2006 and June 30, 2005 and $5,271 and $4,471 for the six months ended June 30, 2006 and June 30, 2005 to adjust to a fully taxable basis using the federal statutory rate of 35%.

Provision for Loan Losses. The provision for loan losses is charged against earnings to maintain the reserve for loan losses to cover losses inherent in the portfolio as of the reporting date. We recorded net charge-offs of $410.0 thousand during the second quarter of 2006 compared to net recoveries of $133.0 thousand for the same period in 2005. We recorded a provision for loan losses of $2.5 million in the second quarter of 2006 compared to $2.4 million for the same quarter in 2005. On a year-to-date basis, net charge-offs increased to $993.0 thousand for the first six months of 2006 compared to $206.0 thousand for the same period in 2005. The provision for loan losses decreased to $5.1 million in the first six months of 2006 from $5.7 million in the first six months of 2005. Our ratio of reserve for loan losses to total loans and leases decreased to 1.24% at June 30, 2006 from 1.31% at June 30, 2005. For further discussion related to the allowance for loan losses, see the later section entitled “– Financial Condition – Reserve for Loan Losses.”

Noninterest Income.Noninterest income increased $3.5 million or 17.9% to $22.9 million in the second quarter of 2006 from $19.4 million for the second quarter of 2005. On a year-to-date basis, noninterest income increased $3.7 million or 9.6% to $41.9 million in 2006 from $38.2 million in 2005. These increases were largely due to increases in gain on sale of loans including gains related to securitization activity and service charges.

The following table summarizes the components of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)

Service charges	$8,414	$7,674	$16,032	$14,977
Insurance	2,391	2,175	5,445	5,446
Investment management and trust fees	2,936	2,882	6,016	5,729
Brokerage	1,782	1,860	3,397	3,444
Gain on sale of loans	4,770	3,304	6,929	5,329
Loss on sale of securities	—	—	(505)	—
Other noninterest income	2,625	1,540	4,580	3,303

Total noninterest income	$22,918	$19,435	$41,894	$38,228

Noninterest Expense. Noninterest expense increased $3.0 million or 6.5% to $49.4 million in the second quarter of 2006 from $46.4 million in the second quarter of 2005. On a year-to-date basis, noninterest expense increased $6.4 million or 7.1% to $96.8 million in 2006 from $90.4 million in 2005. Increases in personnel costs accounted for approximately 70.0% of the increase in noninterest expense when comparing the two quarterly periods as well as the year-to-date periods. Exclusive of personnel costs, total noninterest expense increased $861.0 thousand or 4.7% when comparing the second quarter of 2006 with the second quarter of 2005.

The following table summarizes the components of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)

Salaries and wages	$23,325	$21,892	$45,864	$42,408
Employee benefits	6,999	6,258	13,917	12,917
Occupancy	3,225	3,066	6,535	6,312
Furniture and equipment	2,947	2,915	6,000	5,797
Printing, postage and telephone	1,740	1,640	3,448	3,249
Marketing	2,103	1,782	3,618	2,895
Data processing fees	2,921	2,849	5,703	5,576
Professional fees	935	843	1,591	1,564
Other real estate owned	32	66	40	73
FDIC premiums and examination fees	493	445	997	951
Amortization of intangibles	613	650	1,226	1,300
Other noninterest expense	4,052	3,944	7,888	7,382

Total noninterest expense	$49,385	$46,350	$96,827	$90,424

A common industry statistic used to measure the productivity of banking organizations is the operating efficiency ratio. The operating efficiency ratio measures the cost required to generate each dollar of revenue and is calculated by dividing noninterest expense by tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 60.2% for the second quarter of 2006 compared to 60.3% for the second quarter of 2005 and 60.7% for the first six months of 2006 compared to 59.8% for the same period in 2005.

Income Taxes. The provision for income taxes was $9.5 million for the quarter ended June 30, 2006 compared to $9.0 million for the same period in 2005. On a year-to-date basis, the provision for income taxes increased to $17.9 million for the six months ended June 30, 2006 from $17.6 million for the same period in 2005. Comparing the second quarter of 2006 to the same period in 2005, our overall effective tax rate decreased to 34.4% from 34.9%, while on a year-to-date basis, our effective tax rate decreased to 34.3% from 34.8%.

Financial Condition

Loan and Lease Portfolio. The following table presents the components of our gross loan and lease portfolio:

	At June 30, 2006		At December 31, 2005
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(dollars in thousands)

Commercial	$1,134,388	23.6%	$1,050,364	22.6%
Commercial real estate	1,603,746	33.4	1,553,559	33.5
- Construction	201,949	4.2	184,989	4.0
Agricultural	552,730	11.5	521,182	11.2
Residential real estate	749,692	15.6	756,601	16.3
- Construction	36,711	0.8	33,663	0.7
Consumer	330,694	6.9	350,290	7.6
Tax-exempt	193,580	4.0	189,118	4.1

Total	$4,803,490	100.0%	$4,639,766	100.0%

Our total loan and lease portfolio increased to $4.8 billion at June 30, 2006 from $4.6 billion at December 31, 2005. Commercial loans increased by $84.0 million, or 8.0%, during the first six months of 2006, commercial real estate loans increased by $67.1 million, or 3.9%, and agricultural loans increased by $31.5 million, or 6.1%, during the same period. These gains were partially offset by a decrease in residential real estate loans of $3.9 million, or 0.5%, as well as a decrease in consumer loans of $19.6 million, or 5.6%, during the same six-month period. Tax-exempt loans increased $4.5 million, or 2.4%, during the first six months of 2006.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned (“OREO”). Nonperforming assets were $19.7 million at June 30, 2006, an increase of $5.6 million, or 39.9%, from the $14.1 million level at December 31, 2005. Nonperforming assets as a percentage of total loans, leases and OREO increased to 0.41% at June 30, 2006 from 0.30% at December 31, 2005. Accruing loans and leases 90 days or more past due totaled $6.1 million at June 30, 2006 compared to $2.2 million at December 31, 2005.

Our nonperforming assets are summarized in the following table:

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Nonaccrual loans and leases	$18,614	$13,420
Restructured loans and leases	131	133

Total nonperforming loans and leases	18,745	13,553
Other real estate owned (OREO)	988	554

Total nonperforming assets	$19,733	$14,107

Accruing loans and leases 90 days or more past due	$6,064	$2,237

Nonperforming loans and leases to total loans and leases	0.39%	0.29%
Nonperforming assets to total loans, leases and OREO	0.41	0.30
Nonperforming assets and accruing loans and leases 90
days or more past due to total loans, leases and OREO	0.54	0.35

Reserve for Loan Losses. At June 30, 2006, the reserve for loan losses was $59.7 million, an increase of $4.1 million, or 7.3%, from the balance of $55.6 million at December 31, 2005. The reserve for loan losses as a percentage of total loans and leases was 1.24% at June 30, 2006 compared to 1.20% at December 31, 2005.

Activity in the reserve for loan and lease losses for the following periods is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)

Balance at beginning of period	$57,584	$60,905	$55,628	$57,965
Charge-offs:
Commercial	261	116	386	281
Commercial real estate	590	25	629	25
Agricultural	79	—	81	13
Residential real estate	150	137	527	389
Consumer	451	523	905	993

Total charge-offs	1,531	801	2,528	1,701
Recoveries:
Commercial	871	740	1,104	842
Commercial real estate	4	1	7	317
Agricultural	21	6	21	12
Residential real estate	85	10	97	12
Consumer	140	177	306	312

Total recoveries	1,121	934	1,535	1,495

Net charge-offs	410	(133)	993	206
Provision for loan losses	2,530	2,430	5,069	5,709

Balance at end of period	$59,704	$63,468	$59,704	$63,468

Average loans and leases	$4,735,695	$4,724,911	$4,692,167	$4,647,239

Annualized net charge-offs to average loans and leases	0.03%	(0.01)%	0.04%	0.01%

Reserve for loan losses as a percentage of
period-end loans and leases	1.24%	1.31%

Securities. Our investment portfolio, including available-for-sale securities and held-to-maturity securities, was $1.4 billion at June 30, 2006 and December 31, 2005. During the first six months of 2006, we reinvested the majority of the $202.9 million in proceeds from matured and sold securities in obligations of state and political subdivisions and mortgage-backed securities. The remainder of the proceeds was used to fund loan growth.

Deposits. Total deposits decreased to $4.7 billion at June 30, 2006 from $4.9 billion at December 31, 2005. Noninterest bearing deposits decreased $103.8 million or 11.6% to $788.9 million at June 30, 2006 from $892.6 million at December 31, 2005. This decrease is an annual seasonal occurrence. Interest bearing deposits decreased slightly and remained at $4.0 billion at June 30, 2006 and December 31, 2005. An increase in our time certificates of deposit of $18.6 million during the first six months of 2006 from December 31, 2005 was offset by a decrease of $47.8 million in savings, NOW, money market and other interest-bearing checking deposits.

Short-Term Borrowings. Short-term borrowings, which include federal funds and repurchase agreements (which generally mature within one to 60 days of the transaction date), treasury tax and loan notes (which generally mature within one to 30 days), Federal Home Loan Bank (“FHLB”) advances (which mature within one year), and advances under an unsecured revolving credit facility agreement, increased $142.1 million, or 19.3%, to $878.6 billion at June 30, 2006 from $736.6 million at December 31, 2005. The increased use of short-term borrowings as a funding source was the result of our seasonal decrease in deposits in the first six months of 2006.

Long-term debt. At June 30, 2006, long-term debt consisted of senior notes, junior subordinated deferrable interest debentures, FHLB advances and installment promissory notes. The $19.0 million in senior notes are unsecured, bear interest at an annual rate of 8.47% and mature on November 1, 2006.

At June 30, 2006, we had outstanding $140.7 million of junior subordinated deferrable interest debentures (“debentures”) which were issued in connection with the issuance by the company of mandatorily redeemable preferred securities in three separate transactions. In February 2001, the company issued $16.5 million of 10.2% Capital Securities through Bremer Statutory Trust I (“BST”). The proceeds of this offering, combined with the proceeds from the sale of BST’s common securities to the parent, were invested by BST in $17.1 million of debentures of the parent company. These debentures mature no earlier than February 22, 2011 and no later than February 22, 2031.

In May 2001, the company issued $60.0 million of 9.0% Cumulative Capital Securities through Bremer Capital Trust I (“BCT”). The proceeds of this offering, combined with the proceeds from the sale of BCT’s common securities to the parent, were invested by BCT in $61.9 million in debentures of the parent company. These 9.0% Cumulative Capital Securities and the debentures related to them were called for redemption on July 17, 2006. We recorded a one-time charge of approximately $1.9 million, before-tax, in the third quarter of 2006 to write off unamortized issuance costs in connection with the early redemption of these Cumulative Capital Securities.

In June 2006, the company issued $60.0 million of mandatorily redeemable preferred securities in a private placement transaction through Bremer Statutory Trust II (“BSTII”). The proceeds of this offering, combined with the proceeds from the sale by BSTII to the parent of its common securities, were invested by BSTII in $61.9 million in debentures of the parent company. These capital securities and the related debentures bear interest at a floating rate of three-month LIBOR plus 1.60%, or 6.83% at June 30, 2006. The Company has entered into an interest rate swap in the notional amount of $60 million that effectively converts this obligation to a fixed rate of 6.44% for ten years. These debentures mature no earlier than June 1, 2011 and no later than June 1, 2036. The proceeds from this issue were used to retire the aforementioned $60 million of 9.0% Cumulative Capital Securities issued through BCT in 2001. At June 30, 2006, $76.5 million in Capital Securities were included in Tier I capital under guidelines of the Federal Reserve Board.

FHLB advances decreased $13.0 million to $210.5 million at June 30, 2006 from $223.5 million at December 31, 2005. The installment promissory notes mature in 2007.

SEC Registration. Subsequent to the call for redemption of the 9.0% Cumulative Capital Securities in July 2006, the Company is no longer required to be registered under the Securities Exchange Act of 1934 (“Exchange Act”). The Company plans to file a Form 15 with the SEC on or about August 15, 2006, terminating its registration under the Securities Exchange Act of 1934. Upon filing the Form 15, the Company will no longer be required to file periodic and other reports under the Exchange Act.

Capital Management. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Federal Reserve Board’s implementation of FDICIA defines “well-capitalized” institutions as those whose Tier I capital ratio equals or exceeds 6%, total risk-based capital ratio equals or exceeds 10%, and leverage ratio equals or exceeds 5%. We have maintained our capital at the “well-capitalized” level in each of these categories in the past and expect to do so in the future. The capital ratios of the Subsidiary Banks in each of these categories met or exceeded the “well-capitalized” ratios as of June 30, 2006.

The following table compares our consolidated capital ratios with the minimum requirements for well-capitalized and adequately capitalized banks as of June 30, 2006:

			Minimum Requirements
	June 30, 2006	December 31, 2005	Well Capitalized	Adequately Capitalized

Tier I capital to risk-weighted assets	10.59%	10.49%	6.00%	4.00%
Total capital to risk-weighted assets	11.80	11.66	10.00	8.00
Tier I capital to average tangible assets	8.67	8.55	5.00	4.00

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

Our primary source of funding is through the acquisition and retention of funds in the local markets we serve. This in-market funding provides a historically stable source of funding. The combination of in-market funding and capital funded 86% of average total assets during the first six months of 2006. Although we prefer to fund the balance sheet with in-market funding sources, another source of liquidity is our ready access to regional and national wholesale funding markets, including FHLB advances, brokered deposits, and federal funds purchased. As of June 30, 2006, we had short term and long term borrowings from the FHLB in the total amount of $535.6 million. In order to secure those borrowings, we had pledged $2.0 billion in loan assets to the FHLB. In addition to the amounts borrowed as of June 30, 2006, we had the capacity to borrow an additional $462.8 million from the FHLB without the need to provide additional collateral. In the brokered deposit market, we maintain relationships with six major securities dealers that function as intermediaries between investors and banks in the national market for FDIC-insured time savings certificates. Our deposit balances at June 30, 2006 include $227.3 million acquired through these broker sources, and we have the capacity to add significant additional funding from these sources as needed. Our liquidity management program includes the use of a revolving securitization facility under which we are able to sell up to $200 million of eligible home equity loans to a commercial paper conduit. This facility had $5 million of unused capacity at June 30, 2006. The terms of the revolving securitization facility agreement allow the company to sell additional loans to the commercial paper conduit each month to replace paid-off loans up to the maximum limit of $200 million. We sold an additional $69.6 million of loans to the conduit during the first half of 2006. As of June 30, 2006, we also had available $15.0 million of borrowing capacity under an unsecured credit facility. As of June 30, 2006, there were no advances outstanding under this facility. This credit facility is used primarily for contingency purposes.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2006, of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). “Disclosure controls and procedures” include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company held its annual meeting of shareholders on April 25, 2006. At the meeting, 74.2% of the outstanding shares of the Company’s class A common stock was represented in person or by proxy.

(b)	The Company solicited proxies for the annual meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s solicitation.

The nominees for the Board of Directors consisted of all directors serving as such at the time of the annual meeting, and all such nominees were re-elected as directors. The directors elected were Terry M. Cummings, Stan K. Dardis, William H. Lipschultz, Charlotte S. Johnson, Daniel C. Reardon, Ronald James and Terrence W. Glarner.

(c)

The first matter to be voted upon was a proposal to fix the number of directors at not less than four (4) nor more than ten (10). This proposal was passed as follows: 889,317.9998 votes for, 116.9724 votes against and 1,029.9490 votes abstained.

The second matter voted upon was the election of directors. The votes cast were as follows: 886,596.4014 votes for all nominees; 108.1957 votes for all nominees except Stan K. Dardis; 1,063.0000 votes for all nominees except Charlotte S. Johnson and William H. Lipschultz; 2,026.9407 votes for all nominees except Charlotte S. Johnson, William H. Lipschultz and Daniel C. Reardon; 378.6972 votes for all nominees except William H. Lipschultz and Daniel C. Reardon; and 291.6862 votes to withhold authority for all nominees.

The final matter voted upon was the ratification of the appointment of Deloitte & Touche LLP as the registered public accounting firm to audit the consolidated financial statements of the Company for the year ended December 31, 2006. The appointment was ratified as follows: 885,550.9842 votes for, 2,486.6224 votes against and 2,427.3146 votes abstained.

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

Dated: August 11, 2006	BREMER FINANCIAL CORPORATION
	By:	/s/ Stan K. Dardis
Stan K. Dardis Chief Executive Officer (Principal Executive Officer)

By:	/s/ Stuart F. Bradt
Stuart F. Bradt Controller (Chief Accounting Officer)

INDEX TO EXHIBITS

Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.